Form 10-Q
period 2021-04-03
Bioventus Inc.
filed 2021-05-13
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-37844
BIOVENTUS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-0980861
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4721 Emperor Boulevard, Suite 100
Durham, North Carolina	27703
(Address of Principal Executive Offices)	(Zip Code)
(919) 474-6700
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	BVS	Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of May 10, 2021, there were 41,038,589 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to "Bioventus," "we," "us," "our," "the Company," and similar references refer to Bioventus, Inc. and its consolidated subsidiaries, including Bioventus LLC (BV LLC).
This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended (Securities Act), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements regarding our business strategy, including, without limitation, potential acquisitions and expected expansion of our pipeline and research and development investment, new therapy launches, our operations and expected financial performance and condition, and impacts of the COVID-19 pandemic. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things, our business may continue to experience adverse impacts as a result of the COVID-19 pandemic; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; we may be unable to successfully commercialize newly developed or acquired products or therapies in the United States; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; our commercial success depends on our ability to differentiate the hyaluronic acid (HA) viscosupplementation therapies that we own or distribute from alternative therapies for the treatment of osteoarthritis; the proposed down classification of non-invasive bone growth stimulators, including our Exogen system, by the U.S. Food and Drug Association (FDA) could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of Exogen; if we are unable to achieve and maintain adequate levels of coverage and/or reimbursement for our products, the procedures using our products, or any future products we may seek to commercialize, including any potential changes by Centers for Medicare and Medicaid Services in the manner in which our HA viscosupplementation products are reimbursed, the commercial success of these products may be severely hindered; if we choose to acquire or invest in new businesses, products or technologies, we may be unable to complete these acquisitions or to successfully integrate them in a cost-effective and non-disruptive manner; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do, which may prevent us from achieving increased market penetration or improved operating results; the reclassification of our HA products from medical devices to drugs in the United States by the FDA could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel, and our failure to do so could adversely affect our business, results of operations and financial condition; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products and, as a result, our business, results of operations and financial condition may be adversely affected until we are able to secure a new facility; our products and operations are subject to extensive governmental regulation, and our failure to comply with applicable requirements could cause our business to suffer; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; the FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; our HCT/P products are subject to extensive government regulation and our failure to comply with these requirements could cause our business to suffer; if clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; we may be subject to enforcement action if we engage in improper marketing or promotion of our products, that could lead to costly investigations, fines or sanctions by regulatory bodies, any of which could be costly to our business; and other important factors described in Part I, Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Part I. Financial Information
Item 1. Financial Statements
Bioventus Inc.
Consolidated condensed statements of operations and comprehensive income
Three months ended April 3, 2021 and March 28, 2020
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	$81,778	$78,645
Cost of sales (including depreciation and amortization of $5,236 and $5,307, respectively)	22,222	21,409
Gross profit	59,556	57,236
Selling, general and administrative expense	34,686	40,276
Research and development expense	947	2,146
Depreciation and amortization	1,925	1,825
Operating income	21,998	12,989
Interest (income) expense	(2,876)	2,381
Other expense	419	83
Other (income) expense	(2,457)	2,464
Income before income taxes	24,455	10,525
Income tax (benefit) expense	(73)	39
Net income	24,528	10,486
Loss attributable to noncontrolling interest	408	458
Net income attributable to Bioventus Inc.	24,936	10,944
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustments	(1,156)	(469)
Comprehensive income	$23,780	$10,475

Loss per share of Class A common stock, basic and diluted(1):	$(0.02)

Weighted-average shares of Class A common stock outstanding, basic and diluted(1):	41,797,882

(1) Represents loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from February 16, 2021 through April 3, 2021, the period following Bioventus Inc.'s initial public offering and related transactions described in Note 1. Organization and Note 7. Earnings per share within the Notes to the Unaudited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated condensed balance sheets as of April 3, 2021 (Unaudited) and December 31, 2020
(Amounts in thousands, except share and per share data)

	April 3, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$124,247	$86,839
Restricted cash	5,207	—
Accounts receivable, net	89,472	88,283
Inventory	39,808	29,120
Prepaid and other current assets	11,987	7,552
Total current assets	270,721	211,794

Property and equipment, net	8,084	6,879
Goodwill	53,529	49,800
Intangible assets, net	271,042	191,650
Operating lease assets	18,060	14,961
Deferred tax assets	481	—
Investment and other assets	21,158	19,382
Total assets	$643,075	$494,466

Liabilities and Stockholders’ and Members’ Equity
Current liabilities:
Accounts payable	$10,283	$4,422
Accrued liabilities	89,651	88,187
Accrued equity-based compensation	10,875	11,054
Current portion of long-term debt	15,000	15,000
Current portion of contingent consideration	13,057	—
Other current liabilities	10,161	3,926
Total current liabilities	149,027	122,589

Long-term debt, less current portion	169,731	173,378
Accrued equity-based compensation, less current portion	—	29,249
Deferred income taxes	48,963	3,362
Long-term contingent consideration, less current portion	29,943	—
Other long-term liabilities	25,129	21,728
Total liabilities	422,793	350,306

Commitments and contingencies (Note 9)

Stockholders’ and Members’ Equity:
Members' equity	—	144,160
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value 250,000,000 shares authorized, 41,038,589 shares issued and outstanding	41	—
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding	16	—
Additional paid-in capital	142,923	—
Accumulated deficit	(1,041)	—
Accumulated other comprehensive income	451	—
Total stockholders’ equity attributable to Bioventus Inc. and members’ equity	142,390	144,160
Noncontrolling interest	77,892	—
Total stockholders’ and members’ equity	220,282	144,160
Total liabilities and stockholders’ and members’ equity	$643,075	$494,466
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated condensed statements of changes in stockholders’ and members’ equity
Three months ended April 3, 2021 and March 28, 2020
(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended April 3, 2021
		Class A Common Stock		Class B Common Stock
	Members’ equity	Shares	Amount	Shares	Amount	Additional Paid-In -Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' and members’ equity
Balance at December 31, 2020	$144,160	—	$—	—	$—	$—	$—	$—	$—	$144,160
Refund from members	123	—	—	—	—	—	—	—	—	123
Other equity forfeiture	(39)									(39)
Net income prior to Organizational Transactions	25,977	—	—	—	—	—	—	—	—	25,977
Translation adjustment prior to Organizational Transactions	(1,507)	—	—	—	—	—	—	—	—	(1,507)
Effect of Organizational Transactions	(168,714)	31,838,589	32	15,786,737	16	33,618	—	—	79,119	(55,929)
Initial public offering, net of offering costs	—	9,200,000	9	—	—	106,441	—	—	—	106,450
Distribution to Continuing LLC Owner	—	—	—	—	—	1,398	—	—	(1,510)	(112)
Equity based compensation subsequent to Organizational Transactions	—	—	—	—	—	1,466	—	—	517	1,983
Net loss subsequent to Organizational Transactions	—	—	—	—	—	—	—	(1,041)	(408)	(1,449)
Translation adjustment subsequent to Organizational Transactions	—	—	—	—	—	—	451	—	174	625
Balance at April 3, 2021	$—	41,038,589	$41	15,786,737	$16	$142,923	$451	$(1,041)	$77,892	$220,282

Three Months Ended March 28, 2020
	Members’ equity
Balance at December 31, 2019	$145,617
Profits interest forfeiture	(12)
Distribution to members	(681)
Debt conversion	649
Net income	10,486
Translation adjustment	(469)
Balance at March 28, 2020	$155,590
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated condensed statements of cash flows
Three months ended April 3, 2021 and March 28, 2020
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating activities:
Net income	$24,528	$10,486
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	7,184	7,265
Provision for expected credit losses	191	543
Equity-based compensation from 2021 Stock Incentive Plan	1,944	—
Profits interest plan, liability-classified and other equity awards compensation	(24,356)	(7,026)
Change in fair value of interest rate swap	(1,565)	1,068
Change in fair value of Equity Participation Rights unit	(2,774)	(788)
Deferred income taxes	83	(150)
Foreign currency adjustments	256	16
Amortization of debt discount and capitalized loan fees, net	136	136
Changes in operating assets and liabilities:
Accounts receivable	2,612	3,354
Inventory	(3,051)	(1,398)
Accounts payable and accrued expenses	(14,073)	3,816
Other assets and liabilities	(9,157)	369
Net cash from operating activities	(18,042)	17,691
Investing activities:
Purchase of Bioness, Inc, net of cash acquired	(45,791)	—
Purchase of property and equipment	(1,370)	(299)
Other	513	(152)
Net cash from investing activities	(46,648)	(451)
Financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	110,410	—
Proceeds from issuance of Class B common stock	16	—
Borrowing on revolver	—	49,000
Payments on long-term debt	(3,750)	—
Refunds from members	854	—
Other, net	(4)	(218)
Net cash from financing activities	107,526	48,782
Effect of exchange rate changes on cash	(221)	(260)
Net change in cash, cash equivalents and restricted cash	42,615	65,762
Cash, cash equivalents and restricted cash at the beginning of the period	86,839	64,520
Cash, cash equivalents and restricted cash at the end of the period	$129,454	$130,282
Supplemental disclosure of noncash investing and financing activities
Accrued member distributions	$572	$924
Debt conversion	$—	$649
Accounts payable for the purchase of property, plant and equipment	$157	$21
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except unit, share, per unit and per share data)
1. Organization
The Company
Bioventus Inc. (the Company, we, us or our) was formed as a Delaware corporation on December 22, 2015 for the purpose of facilitating an initial public offering (IPO) and other related transactions in order to carry on the business of Bioventus LLC and its subsidiaries (BV LLC). The Company is headquartered in Durham, NC. BV LLC, is a limited liability company formed under the laws of the state of Delaware on November 23, 2011 and operates as a partnership. BV LLC commenced operations in May 2012. BV LLC is a global medical device company, conducting business in various countries, primarily in North America and Europe, with approximately 900 employees. The Company is focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing processes.
Initial Public Offering
On February 16, 2021, the Company closed an IPO of 9,200,000 shares of Class A common stock at a public offering price of $13.00 per share, which includes 1,200,000 shares issued pursuant to the underwriters' over-allotment option. The Company received $111,228 in proceeds, net of underwriting discounts and commissions of $8,372, which was used to purchase newly-issued membership interests from BV LLC at a price per interest equal to the IPO price of $13.00. The Company also incurred offering expenses totaling $4,778 in addition to the underwriting discounts and commissions. $1,327 of the offering expenses were paid in 2020 and $2,633 are in accrued liabilities on the consolidated balance sheet at April 3, 2021. Subsequent to the IPO and related transactions that occurred in connection with the IPO (the Transactions), the Company is the sole managing member of BV LLC and owns 72.2% of BV LLC. The Company has a majority economic interest, the sole voting interest in, and controls the management of BV LLC. As a result, the Company consolidates the financial results of BV LLC and reports a non-controlling interest representing the 27.8% interest not held by the Company.
IPO Transactions
The Company and BV LLC completed the following Transactions in connection with the IPO. BV LLC amended and restated the Bioventus LLC Agreement, to, among other things, (i) provide for a new single class of common membership interests in BV LLC (LLC Interests), (ii) exchange all of the existing membership interests in BV LLC for new LLC Interests and (iii) appoint Bioventus Inc. as the sole managing member of BV LLC. The Company amended and restated its certificate of incorporation to, among other things, provide for the (i) authorization of 250,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) authorization of 50,000,000 shares of Class B common stock with a par value of $0.001 per share; (iii) authorization of 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company's Board of Directors (BOD) in one or more series; and (iv) establishment of a classified BOD, divided into three classes, each of whose members will serve for staggered three-year terms. Holders of Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the only member of BV LLC that remained a member following the Transactions (Continuing LLC Owner) and the number of shares of Class B common stock held by the Continuing LLC Owner. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis if the Company, at the election of a Continuing LLC Owner, redeem or exchange LLC Interests.
The Company’s amended and restated certificate of incorporation and the Bioventus LLC Agreement requires that the Company and BV LLC at all times maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company, as well as a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing LLC Owner and the number of LLC Interests owned by the Continuing LLC Owner. The Company acquired, by merger, ten entities that were members of BV LLC (Former LLC Owners), for which the Company issued 31,838,589 shares of Class A common stock as merger consideration (Merger). The only assets held by the Former LLC Owners were 31,838,589 LLC Interests and a corresponding number of shares of Class B common stock. Upon consummation of the Merger, the Company canceled the 31,838,589 shares of Class B common stock and recognized the 31,838,589 LLC Interests at carrying value, as the Merger is considered to be a recapitalization transaction. Following the Merger and IPO, as of May 12, 2021 the Company holds 41,038,589 LLC Interests, representing a 72.2% ownership interest in BV LLC.

The financial statements for periods prior to the IPO and Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Transactions, Bioventus Inc. had no operations.
Interim periods
The Company reports quarterly interim periods on a 13-week basis within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Each quarter ends on the Saturday closest to calendar quarter-end, with the exception of the fourth quarter, which ends on December 31. The 13-week quarterly periods for fiscal year 2021 end on April 3, July 3 and October 2. Comparable periods for 2020 ended on March 28, June 27 and September 26. The fourth and first quarters may vary in length depending on the calendar year.
Unaudited interim financial information
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K. The balance sheet at December 31, 2020 has been derived from the audited consolidated financial statements of the Company but does not include all the disclosures required by U.S. GAAP.
COVID-19 pandemic impact
In 2020, the COVID-19 pandemic spread around the world and in the United States. New variants of the virus have emerged, some of which have shown to be more contagious. The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to prevent or minimize the spread of the virus, and ongoing effects of the pandemic, including social distancing, travel restrictions, border closures, limitations on public gatherings, mandatory closure or reduced capacity of businesses, work from home, supply chain logistical changes and other measures, which have caused global business disruptions and significant volatility in U.S. and international debt and equity markets. Our business, results of operations and financial condition have been and may continue to be, materially impacted by fluctuations in patient visits and elective procedures and any future temporary cessations of elective procedures and could be further impacted by delays in payments from customers, supply chain interruptions, extended “shelter-in-place” orders or advisories, facility closures or other reasons related to the pandemic. Furthermore, the long-term impact of COVID-19 on our business will depend on many factors, including, but not limited to, the duration and severity of the pandemic, new and ongoing measures taken in response to the pandemic, the availability, adoption and effectiveness of vaccines, the impact on economic activity from the pandemic and actions taken in response and the resulting impact it has on our partners, patients and communities in which we operate, all of which continue to be uncertain. As of the date of issuance of these consolidated financial statements, the extent to which COVID-19 could materially impact the Company’s financial conditions, liquidity or results of operations is uncertain.
To the extent COVID-19 disruptions continue to adversely impact our business, results of operations and financial condition, it may also have the effect of heightening risks relating to our ability to successfully commercialize newly developed or acquired products or therapies, consolidation in the healthcare industry, intensified pricing pressure as a result of changes in the purchasing behavior of hospitals and maintenance of our numerous contractual relationships.
Recent accounting pronouncements
The Company has elected to comply with non-accelerated public company filer effective dates of adoption. Therefore, the required effective dates for adopting new or revised accounting standards as described below are generally earlier than when emerging growth companies are required to adopt.
Accounting Pronouncements Recently Adopted
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2019-12, Income Taxes (ASU 2019-12), which amended the accounting for income taxes. ASU 2019-12 eliminates certain exceptions to the guidance for income taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences as well as simplifying aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 on January 1, 2021 and it did not have a material impact on its consolidated financial statements.

2. Balance sheet information
Cash, cash equivalents and restricted cash
A summary of cash and cash equivalents and restricted cash is as follows:

	April 3, 2021	December 31, 2020
Cash and cash equivalents	$124,247	$86,839
Restricted cash	5,207	—
	$129,454	$86,839
Restricted cash consists of deposits into escrow with financial institutions for the purpose of paying specific indebtedness of a company acquired as part of a business combination (refer to Note 3. Business Combinations and Investments).
Accounts receivable, net
Accounts receivable, net are amounts billed and currently due from customers. The Company records the amounts due net of allowance for credit losses. Collection of the consideration that the Company expects to receive typically occurs within 30 to 90 days of billing. The Company applies the practical expedient for contracts with payment terms of one year or less which does not consider the effects of the time value of money. Occasionally, the Company enters into payment agreements with patients that allow payment terms beyond one year. In those cases, the financing component is not deemed significant to the contract.
Accounts receivable, net of allowances, consisted of the following as of:

	April 3, 2021	December 31, 2020
Accounts receivable	$93,283	$92,273
Less: Allowance for credit losses	(3,811)	(3,990)
	$89,472	$88,283
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
Changes in credit losses were as follows for the three months ended:

	April 3, 2021	March 28, 2020
Beginning balance	$(3,990)	$(4,146)
Provision for losses	(191)	(543)
Write-offs	406	85
Recoveries	(36)	(80)
Ending balance	$(3,811)	$(4,684)

Inventory
Inventory consisted of the following as of:

	April 3, 2021	December 31, 2020
Raw materials and supplies	$5,797	$3,665
Finished goods	35,076	26,323
Gross	40,873	29,988
Excess and obsolete reserves	(1,065)	(868)
	$39,808	$29,120
Accrued liabilities
Accrued liabilities consisted of the following as of:

	April 3, 2021	December 31, 2020
Gross-to-net deductions	$50,367	$43,656
Bonus and commission	9,673	15,188
Reserve for estimated overpayments from third-party payors	2,046	2,790
Compensation and benefits	5,949	5,875
Income and other taxes	2,657	2,434
Other liabilities	18,959	18,244
	$89,651	$88,187

The Company completed a restructuring plan during the fourth quarter of 2020 and the remaining $247 accrued liabilities were paid during the three months ended April 3, 2021.
3. Business combinations and investments
Acquisitions
On March 30, 2021, in order to broaden its portfolio and increase its global footprint, the Company acquired 100% of the capital stock of Bioness, Inc. (Bioness). Bioness is a global leader in neuromodulation and advanced rehabilitation medical devices through its innovative peripheral nerve stimulation therapy and premium advanced rehabilitation solutions. The Company had previously made a $1,500 convertible debt investment in Bioness on January 4, 2021 as part of an exclusive negotiation to purchase Bioness, which was subsequently repaid in conjunction with the acquisition. The consideration paid for Bioness is comprised of the following:

Consideration
Cash consideration at closing	$48,933
Contingent consideration at fair value	43,000
Total Bioness consideration	$91,933
Contingent consideration is comprised of future earn-out payments contingent upon the achievement of certain research and development projects as well as sales milestones related to Bioness products. Contingent earn-out payments could total up to $65,000 for the achievement of the following:
•$15,000 for obtaining FDA approval for U.S. commercial distribution of a certain product for certain indications on or before June 30, 2022;
•$20,000 for meeting net sales targets for certain implantable products over a three year period ending on June 30, 2025 at the latest;
•Up to $10,000 for meeting net sales milestones for certain implantable products over a three year period ending on June 30, 2025 at the latest; and
•$20,000 for maintaining Centers for Medicare & Medicaid Services coverage and reimbursement for certain products at specified levels as of December 31, 2024.

The allocation of the purchase price is preliminary and subject to change. The primary areas of the purchase price that are not yet finalized are related to contingent consideration, working capital, intangible assets and the residual goodwill. Accordingly, adjustments may be made to the values of assets and liabilities assumed as additional information is obtained about the facts and circumstances that existed at the acquisition date. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date and the resulting goodwill, which is expected to be deductible for tax purposes:

Fair value of consideration	$91,933
Assets acquired and liabilities assumed:
Cash, cash equivalents and restricted cash (a)	3,143
Accounts receivable	4,124
Inventory	7,318
Prepaid and other current assets	1,891
Property and equipment	673
Intangible assets	87,000
Operating lease assets	3,616
Other assets	2,329
Accounts payable and accrued liabilities	(10,733)
Other current liabilities	(6,227)
Other liabilities	(4,930)
Net assets acquired	88,204
Resulting goodwill(b)	$3,729
(a)Consists of cash and cash equivalents of $2,143 and restricted cash deposited by the former majority owner of Bioness of $1,000, into escrow with financial institutions for the purpose of paying specific Bioness indebtedness. Additionally, the Company deposited $4,207 into escrow for the same purpose. Prior to the acquisition, Bioness had entered into two loans in connection with the Paycheck Protection Program (the PPP) under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) administered by the U.S. Small business Administration. Bioness received total proceeds of $5,207 from the unsecured PPP loans of which $3,207 and $2,000 mature on April 10, 2022 and February 5, 2026, respectively. The PPP loans have an interest rate of 1%. Bioness applied for forgiveness of the PPP loans during 2021. There can be no assurance that Bioness will be granted forgiveness of the PPP Loans in whole or in part. As part of the Bioness acquisition, the balance of $5,207 was placed in restricted cash to cover the repayment of these PPP Loans in the event they are not forgiven. These loans are included in other current liabilities within the condensed consolidated balance sheets.
(b)The U.S. segment was allocated the resulting goodwill from the Bioness acquisition.
The following table summarizes the preliminary fair values of identifiable intangible assets and their useful lives:

	Useful Life (in years)	Fair Value
Intellectual property	10 - 15 years	$86,750
Customer relationships	2 years	250
		$87,000
The aggregate amortization expense related to acquired intangible assets for the following five periods is as follows: $5,406 - remainder of 2021, $7,208 - 2022, $7,115 - 2023, $7,083 - 2024 and $7,083 - 2025.
We incurred $3,196 in acquisition costs, which are included in selling general and administrative expense within the consolidated condensed statement of operations and other comprehensive income.

Investments
VIE
The Company has a fully diluted 8.8% ownership of Harbor Medtech Inc.’s (Harbor) Series C Preferred Stock. The Company and Harbor entered into an exclusive Collaboration Agreement in 2019 for purposes of developing a product for orthopedic uses to be commercialized by the Company and supplied by Harbor. The Company’s partial ownership and exclusive Collaboration Agreement created a variable interest in Harbor. As a result, Harbor has been consolidated in the Company’s consolidated financial statements since the third quarter of 2019. The noncontrolling interest was 91.2% as of April 3, 2021.
Harbor assets that can only be used to settle Harbor obligations and Harbor liabilities for which creditors do not have recourse to the general credit of the Company are as follows:

	April 3, 2021	December 31, 2020
Cash and cash equivalents	$317	$803
Property and equipment, net	161	173
Intangible assets, net	5,514	5,635
Operating lease assets	163	178
Other assets	74	74
	$6,229	$6,863

Accounts payable and accrued liabilities	$282	$366
Other current liabilities	2,005	2,004
Other long-term liabilities	643	659
	$2,930	$3,029
Equity Method
Investments in which the Company can exercise significance influence, but do not control, are recorded under the equity method of accounting and are included in other assets on the consolidated balance sheets. The Company’s share of net earnings or losses is included in other (income) expense within the consolidated statements of operations and comprehensive income. The Company evaluates investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. Impairment losses are recorded in earnings within the current period.
The Company has an equity investment in CartiHeal Ltd. (CartiHeal), a privately held entity that does not have a readily determinable fair value, which the Company began recording as an equity investment during the third quarter of 2020. The CartiHeal investment carrying value totaled $18,169 as of April 3, 2021, yielding a 10.03% fully diluted equity ownership. Net losses from CartiHeal totaled $469 during the three months ended April 3, 2021, which is included in other expense within the consolidated condensed statement of operations and other comprehensive income.
The Company will, if needed to support the completion of a certain study, purchase an additional 338,089 of CartiHeal Series G Preferred Shares for $5,000. The Company has an exclusive option to acquire the remaining equity in CartiHeal, which may be exercised at any time up to and within 45 days following notice of the U.S. Food and Drug Administration (FDA) approval for a CartiHeal product currently in development. In addition, upon the same FDA approval, CartiHeal may exercise an option within 45 days that requires the Company to complete the acquisition of the remaining equity in CartiHeal.
4. Financial instruments
Long-term debt consists of the following:

	April 3, 2021	December 31, 2020
Term loan due December 2024 (2.71% at April 3, 2021)	$186,250	$190,000
Less:
Current portion of long-term debt	(15,000)	(15,000)
Unamortized debt issuance cost	(1,029)	(1,098)
Unamortized discount	(490)	(524)
	$169,731	$173,378

The 2019 Credit Agreement requires the Company to comply with financial and other covenants. The Company complied with all covenants as of April 3, 2021. The Credit Agreement contains a $50,000 revolving credit facility, from which there were no outstanding borrowings as of April 3, 2021 and December 31, 2020.
The estimated fair value of the Term Loan as of April 3, 2021 was $182,094. The fair value of these obligations was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar obligations and are classified as Level 2 instruments within the fair value hierarchy.
The Company enters into interest rate swap agreements to limit its exposure to changes in the variable interest rate on its long-term debt. The Company has one non-designated interest rate swap agreement and has no other active derivatives. The swap is carried at fair value on the balance sheet (Refer to Note 5. Fair value measurements). Net interest income of $1,565 and expense of $1,068 was recorded within the consolidated statements of operations and comprehensive income related to the change in fair value of the interest rate swap for the three months ended April 3, 2021 and March 28, 2020, respectively.
The notional amount of the swap totaled $100,000, or 53.7% of the Term Loan outstanding principal at April 3, 2021. The swap locked in the variable portion of the interest rate on the $100,000 notional at 0.64%, with a stated fixed rate of 2.25%. The effective interest rate of the swap was 2.89% as of April 3, 2021.
5. Fair value measurements
Our process for determining fair value has not changed from those described in the Company’s 2020 Annual Report on Form 10-K.
There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 inputs. The following table provides information for liabilities measured at fair value on a recurring basis using Level 2 and Level 3 inputs:

	April 3, 2021			December 31, 2020
	Total	Level 2	Level 3	Total	Level 2	Level 3
Interest rate swap	$37	$37	$—	$1,602	$1,602	$—
Current portion of contingent consideration	13,057	—	13,057	—	—	—
Long-term contingent consideration, less current portion	29,943	—	29,943	—	—	—
Management incentive plan and liability- classified awards	—	—	—	40,303	—	40,303
Equity Participation Right	—	—	—	6,101	—	6,101
Total liabilities	$43,037	$37	$43,000	$48,006	$1,602	$46,404
Interest rate swap
The Company values interest rate swaps using discounted cash flows. Forward curves and volatility levels are used to estimate future cash flows that are not certain. These are determined using observable market inputs when available and based on estimates when not available. The fair value of the swap was recorded in the Company’s consolidated balance sheets within accrued liabilities. Changes in fair value are recognized as interest (income) expense within the consolidated statements of operations and comprehensive income.
Contingent consideration
The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Key assumptions used to estimate the fair value of contingent consideration include revenue and the probability of achieving the specific targets as discussed in Note 3. Business Combinations and Investments. After the initial valuation, the Company will use its best estimate to measure contingent consideration at each subsequent reporting period. Gains and losses are recorded with selling, general and administrative expenses within the consolidated statements of operations and comprehensive income.
The contingent consideration reported in the above table resulted from the March 30, 2021 Bioness acquisition. Refer to Note 3. Business Combinations and Investments for further details. There were no gains or losses related to this contingent consideration for the three months ended April 3, 2021.

Management incentive plan (MIP) and liability-classified awards
BV LLC had operated two equity-based compensation plans, the management incentive plan (MIP) and the BV LLC Phantom Profits Interest Plan (Phantom Plan and, together with the MIP, the Plans), which were terminated on February 11, 2021 in connection with the Company’s IPO. Awards granted under the MIP Plan and the 2015 Phantom Units were liability-classified and the 2012 Phantom Units were equity-classified. Prior to the IPO and during the three months ended April 3, 2021, the Company settled the remaining 183,078 units with the sole MIP awardee for $10,802. No awards under the Plans were granted post-IPO and the Phantom Plan awards will be settled 12 months following the termination. Vested awardees whose BV LLC employment terminated prior to the IPO will have their awards settled for $10,875, which is included in accrued equity-based compensation on the consolidated condensed balance sheets. Awardees that were active BV LLC employees at the IPO will receive an aggregate of 798,422 shares of Class A common stock.
The following table provides a reconciliation of the beginning and ending balances for the MIP and liability-classified awards at fair value using significant unobservable inputs or Level 3:

Balance at December 31, 2020	$40,303
Change in fair value	(25,185)
Initial estimate (vesting)	829
Payments	(11,281)
Phantom plan conversion to Class A common stock	(4,666)
Balance at April 3, 2021	$—
Equity Participation Right (EPR) Unit
Prior to the IPO, the Continuing LLC owner owned the only EPR Unit and its only entitlement was 0.55% of available distributions arising from a distribution event such as the IPO. The EPR Unit was redeemed in exchange for $3,327 in connection with the IPO in February 2021, at which time the EPR ceased to exist and all entitlements ended. The revaluation for the EPR liability is recognized in interest (income) expense on the consolidated statements of operations and comprehensive income.
The following table provides a reconciliation of the beginning and ending balances for the EPR Unit at fair value using significant unobservable inputs Level 3:

Balance at December 31, 2020	$6,101
Change in fair value	(2,774)
Payment	(3,327)
Balance at April 3, 2021	$—
6. Equity-based compensation
Terminated plans
Prior to the IPO, BV LLC operated two equity-based compensation plans, the MIP and the Phantom Plan, which were terminated on February 11, 2021 in conjunction with the IPO. During the three months ended April 3, 2021 and prior to the Plans termination, there were no MIP awards granted and the Company granted 90,000 Phantom Plan units. In addition, 900 Phantom Plan units were forfeited and others were redeemed for cash of $479. Compensation expense related to the Phantom Plan of $829 for the three months ended April 3, 2021, included a $25,185 decrease in fair market value of accrued equity-based compensation due to adjustments to reflect the difference between the expected pricing from the pending IPO and the actual offering price. Compensation expense of $415 for the three months ended March 28, 2020, included a $7,441 decrease in fair market value of accrued equity-based compensation due to the impact of COVID-19 on the market and economy. Compensation expense related to the Plans is primarily included in selling, general and administrative expense with $1,777 in research and development expense for the three months ended April 3, 2021 in the consolidated statement of operations and comprehensive income based upon the classification of the employee.

2021 Plan
The Company operates an equity-based compensation plan (2021 Plan). The 2021 Plan is designed to grant incentive awards to eligible employees and other service providers in order to attract, motivate and retain the talent for which the Company competes. The 2021 Plan allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (RSUs), other stock-based awards, and cash awards. (collectively, Awards). Generally, non-cash Awards granted under the 2021 Plan are equity-classified. As of April 3, 2021, 7,592,476 shares of Class A common stock were authorized to be awarded and 2,026,273 shares were available for award. The number of shares available for issuance will be increased annually on January 1 of each calendar year beginning in 2022 through 2031, equal to the lesser of (i) 4.5% of the shares of our Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares as determined by our board of directors.
Equity based compensation expense of $1,944 was recognized for the three months ended April 3, 2021. The expense is primarily included in selling, general and administrative expense with a nominal amount in research and development expense on the consolidated statement of operations and comprehensive income based upon the classification of the employee. There was no income tax benefit related to this expense for the three months ended April 3, 2021.
Restricted Stock Units
During the three months ended April 3, 2021, the Company granted employees and non-employee directors time-based RSUs which vest at various dates through April 1, 2025. The compensation expense, which represents the fair value of the stock measured at the market price on the date of grant, is recognized over the vesting period, which is typically between 1 and 4 years.
No RSUs vested, settled or were cancelled during the three months ended April 3, 2021. Unamortized compensation expense related to the RSUs amounted to $13,093 at April 3, 2021, and is expected to be recognized over a weighted average period of approximately 0.77 years. A summary of the RSU award activity for the three months ended April 3, 2021 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Outstanding at December 31, 2020	—	$—
Granted	945	14.38
Outstanding at April 3, 2021	945	$14.38
Stock Options
During the three months ended April 3, 2021, the Company granted employees time-based stock options which vest over 2 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 2 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the three months ended April 3, 2021 is shown in the following table.

Risk-free interest rate	0.51% - 1.19%
Expected dividend yield	—%
Expected stock price volatility	33.1% - 33.5%
Expected life of stock options	5.75- 6.25
Weighted-average fair value of stock options granted	$4.21 - 5.29
The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option.

No options vested, expired, forfeited or were exercisable during the three months ended April 3, 2021. Unamortized compensation expense related to the options amounted to $18,550 at April 3, 2021, and is expected to be recognized over a weighted average period of approximately 1.26 years. A summary of stock option activity is as follows for the three months ended April 3, 2021 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2020	—	$—
Granted	4,621	13.03
Outstanding at April 3, 2021	4,621	$13.03	3.6
The aggregate intrinsic value of options outstanding as of April 3, 2021 was $10,172 and is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $15.23, the closing price of the Company’s stock on April 1, 2021.
Employee Stock Purchase Plan
In February 2021, in connection with the IPO, the Company began operating the 2021 Employee Stock Purchase Plan (ESPP). The ESPP provides for the issuance of shares of the Company’s common stock to eligible employees of the Company and its subsidiaries that elect to participate in the plan and purchase shares of common stock through payroll deductions (including executive officers).
During each enrollment period, eligible employees may designate between 1% and 15% of their compensation to be deducted for the purchase of common stock under the plan (or such other percentage in order to comply with regulations applicable to employees domiciled in or resident of a member state of the European Union). The purchase price of the shares under the ESPP is equal to 85% of the fair market value on the first day of the offering period or, if lower, on the last day of the offering period.
As of April 3, 2021, the aggregate number of shares reserved for issuance under the ESPP was 542,320. During the three months ended April 3, 2021, no shares were issued and no compensation expense was recognized.
7. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the period following the Transactions (amounts in thousands, except share and per share data):

February 16, 2021 through April 3, 2021
Numerator:
Net loss	$(1,449)
Net loss attributable to noncontrolling interests	408
Net loss attributable to Bioventus Inc. Class A common stockholders	$(1,041)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	41,797,882

Net loss per share of Class A common stock, basic and diluted	$(0.02)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.

The following number of weighted-average potentially dilutive shares as of April 3, 2021 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

LLC Interests held by Continuing LLC Owner(a)	15,786,737
Stock options	4,564,091
RSUs	382,711
Unvested shares of Class A common stock	39,129
Total	20,772,668
(a)Class A Shares reserved for future issuance upon redemption or exchange of LLC Interests by Continuing LLC Owner.
8. Income taxes
As a result of the Transactions, Bioventus Inc. became the sole managing member of BV LLC, which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, BV LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by BV LLC is passed through to and included in the taxable income or loss of its members, including the Company following the Transactions, on a pro rata basis. Bioventus Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to its allocable share of any taxable income of BV LLC following the Transactions. The Company is also subject to taxes in foreign jurisdictions.
The tax provision for interim periods is determined using an estimate of the Company's annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision, and estimate of the Company's annual effective tax rate, are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company conducts business, and tax law developments.
For the three months ended April 3, 2021 and March 28, 2020 the Company's estimated effective tax rate was 0.3% and 0.4%, respectively. The increase was primarily driven by the change in structure resulting from the IPO and associated Up C structure as well as the impact of non-deductible stock option expense during 2021.
The Company recorded a deferred taxes with the offset to additional paid-in capital in connection with the Transaction. The deferred tax asset of $481 was due to tax credits and the deferred tax liability of $48,963 was for the difference between the book value and the tax basis of the Company’s investment in BV LLC. The Company assesses the need for an adjustment to the valuation allowance on a quarterly basis. The assessment is based on estimates of future sources of taxable income for the jurisdictions in which the Company operates and the periods over which deferred tax assets will be realizable. In the event the Company determines that it will be able to realize all or part of its net deferred tax assets in the future, all or part of the valuation allowance will be reversed in the period in which the Company makes such determination. The release of all or part of the valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is reversed.
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
On February 16, 2021, the Company entered into a tax receivable agreement (TRA) with the Continuing LLC Owner that provides for the payment by the Company to the Continuing LLC Owner of 85% of the amount of tax benefits, if any, that the Company actually realizes as a result of (i) increases in the tax basis of assets of BV LLC resulting from any redemptions or exchanges of LLC Interests or any prior sales of interests in BV LLC and (ii) certain other tax benefits related to our making payments under the TRA.
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of April 3, 2021, Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.

9. Commitments and contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from 1 month to 7.5 years.
The components of lease cost were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating lease cost	$702	$646
Short-term lease cost(a)	117	110
Total lease cost	$819	$756
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to operating leases were as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Operating cash flows from operating leases	$704	$623
Supplemental balance sheet and other information related to operating leases were as follows:

	April 3, 2021	December 31, 2020
Operating lease assets	$18,060	$14,961

Operating lease liabilities- current	$2,960	$1,960
Operating lease liabilities- noncurrent	16,402	14,108
Total operating lease liabilities	$19,362	$16,068

Weighted average remaining lease term (years)	6.4	7.2
Weighted average discount rate	4.4%	5.0%
Reserve for estimated overpayments from all third-party payors
The Company maintains a reserve for reimbursement claims related to certain of its Restorative Therapies products that may have been processed for payment by the Company without adequate medical records support. The Company held a reserve of $2,046 and $2,790 at April 3, 2021 and December 31, 2020, respectively for these amounts. The Company refunded Medicare $65 and $1,519 during the three months ended April 3, 2021 and year ended December 31, 2020, respectively, related to known and estimated overpayments for medical necessity included in this reserve for periods through December 31, 2020. The Company’s reserve was estimated using extrapolation of an error rate from a statistical sample, which represents the Company’s best estimate as of the date of the financial statements, but because of the uncertainty inherent in such estimates, the ultimate resolution may be materially different.
Product Recall
In December 2020, the Company voluntarily recalled our ultrasound gel, an accessory to one of the Restorative Therapies product. The Company has incurred, and expects to incur in the future, costs associated with this recall. Based on the information that has been received, the estimated probable loss related to this recall globally was approximately $1,819 as of April 3, 2021. Recorded reserves of $546 and $1,684 were recorded within accrued liabilities on the consolidated balance sheets at April 3, 2021 and December 31, 2020, respectively.
Legal Contingencies
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

Prior to the closing of our acquisition of Bioness, Bioness had been named as a defendant in a lawsuit, for which we are indemnified for under the indemnification provisions contained in the Merger Agreement. The case relates to an action brought in February 2021 in the Delaware State Court of Chancery by a former minority shareholder and director of Bioness, seeking a temporary restraining order contesting our acquisition of Bioness. While the complaint to block the Bioness acquisition was dismissed by the court, a separate action was brought against the Company under the indemnification provisions of the Bioness Certificate of Incorporation to recover $1,200 in attorney fees and other expenses incurred by the director and shareholder in connection with the dismissed case. Bioness is vigorously defending the matter. No hearing date has been set.
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
On May 29, 2019, the Company and the Musculoskeletal Transplant Foundation, Inc. d/b/a MTF Biologics (MTF), entered into a collaboration and development agreement to develop one or more products for orthopedic application to be commercialized by the Company and supplied by MTF (the Development Agreement). The first phase has been completed. Additional fees for the subsequent phases will be determined as the development work progresses. The Development Agreement continues until the date when the parties execute a supply agreement for the commercial products.
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (OA) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement totaled $2,377 and $2,202 during the three months ended April 3, 2021 and March 28, 2020 respectively, and are included in cost of sales on the consolidated statement of operations and comprehensive income.
As part of a supply agreement entered on February 9, 2016 for the Company’s three injection OA product, the Company is subject to annual minimum purchase requirements for ten years. After the initial 10 years, the agreement will automatically renew for an additional 5 years unless terminated by the Company or the seller in accordance with the agreement.
As part of a supply agreement for the Company’s five injection OA product, that was amended and restated on December 22, 2020, the Company is subject to annual minimum purchase requirements for eight years.
The Company has an exclusive license agreement for bioactive bone graft putty. The Company is required to pay a royalty on all commercial sales revenue from the license products with a minimum annual royalty payment through 2023, the date the agreement will expire, upon the expiration of the patent held by the licensor. These royalties are included in cost of sales on the consolidated statement of operations and comprehensive income.
From time to time, the Company causes letters of credit (LOCs) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of April 3, 2021 and December 31, 2020, the Company had one LOC outstanding for a nominal amount.
The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice. The Company is self-insured for health insurance covering most of its employees located in the United States. The Company maintains stop-loss insurance on a “claims made” basis for expenses in excess of $200 per member per year.

10. Revenue recognition
Our policies for recognizing sales have not changed from those described in the Company’s 2020 Annual Report on Form 10-K. The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. The following table presents our net sales by segment disaggregated by geographic markets and major product lines as follows:

	Three Months Ended
	April 3, 2021	March 28, 2020
Primary geographic markets:
U.S.	$74,538	$71,970
International	7,240	6,675
Total net sales	$81,778	$78,645
Major product lines:
Pain Treatments and Joint Preservation	$41,530	$41,283
Restorative Therapies	21,821	23,465
Bone Graft Substitutes	18,427	13,897
Total net sales	$81,778	$78,645
11. Segments
The Company’s two reportable segments are U.S. and International. The Company’s products are primarily sold to orthopedists, musculoskeletal and sports medicine physicians, podiatrists, neurosurgeons and orthopedic spine surgeons, as well as to their patients. The Company does not disclose segment information by asset as the Chief Operating Decision Maker does not review or use it to allocate resources or to assess the operating results and financial performance. Segment adjusted EBITDA is the segment profitability metric reported to the Company’s Chief Operating Decision Maker for purposes of decisions about allocation of resources to, and assessing performance of, each reportable segment.
The following table presents segment adjusted EBITDA reconciled to income before income taxes:

	Three Months Ended
	April 3, 2021	March 28, 2020
Segment adjusted EBITDA
U.S.	$9,998	$13,712
International	1,072	534
Depreciation and amortization	(7,184)	(7,265)
Interest income (expense)	2,876	(2,381)
Equity compensation	22,412	7,026
Succession and transition charges	(157)	(773)
Foreign currency impact	52	(86)
Acquisition costs	(3,196)	—
Equity loss in unconsolidated investments	(469)	—
Other non-recurring costs	(949)	(242)
Income before income taxes	$24,455	$10,525

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Bioventus Inc.’s (sometimes referred to as “we,” “us,” “our” or “Bioventus”) financial condition and results of operations should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” and our unaudited consolidated condensed financial statements and related notes thereto appearing elsewhere in this Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 26, 2021 (2020 10-K).
Executive Summary
We are a global medical device company focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing process. We operate our business through two reportable segments, U.S. and International, and our portfolio of products is grouped into three verticals, which we updated during the three months ended April 3, 2021 as a result of our acquisition of Bioness Inc. (Bioness).
•Pain Treatments and Joint Preservation includes the legacy osteoarthritis (OA) joint pain treatment and joint preservation products, plus the Peripheral Nerve Stimulation products sold previously by Bioness.
•Bone Graft Substitutes (BGS) remains unchanged. This vertical is comprised of human tissue allograft and synthetic products used primarily in spine surgery which have either (i) received 510(k) clearance, which is a premarket submission made to the FDA to demonstrate that the device to be marketed is at least as safe and effective, that is, substantially equivalent, to a legally marketed device, or (ii) are regulated solely as Section 361 HCT/Ps, which means they are human cells, tissues and cellular and tissue-based products that do not require a PMA in the United States; and
•Restorative Therapies includes the legacy Minimally invasive fracture treatments, plus the rehabilitation products sold previously by Bioness. Restorative Therapies encompass our FDA-approved Exogen system prescribed for long bone stimulation for fracture healing.
The following table sets forth total net sales, net income and Adjusted EBITDA:

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	$81,778	$78,645
Net income	$24,528	$10,486
Adjusted EBITDA(1)	$11,070	$14,246
(1)See below under results of operations-Adjusted EBITDA for a reconciliation of net income to Adjusted EBITDA.
Recent Developments
Bioness Acquisition
On March 30, 2021, we completed the acquisition of Bioness, a global leader in neuromodulation and advanced rehabilitation medical devices through its innovative peripheral nerve stimulation (PNS) therapy and premium advanced rehabilitation solutions.
The Bioness acquisition gives Bioventus access into two large and growing markets: PNS and the advanced rehabilitation market, and we estimate their medical devices address total global market opportunities approaching $8 billion per year.
We believe both of these markets offer attractive growth opportunities driven by demographic trends and the need for safe, effective, treatment options for the many patients suffering from post-surgical pain, stroke, multiple sclerosis, traumatic brain injury, spinal cord injury and cerebral palsy.
Bioness advanced rehabilitation solutions have a broad portfolio of offerings, including proprietary electrical stimulation exoskeletal devices for both the upper and lower extremities, robotic gait and fall safety systems, and high-tech, interactive software learning and recovery assessment platforms.
Bioness PNS Systems help patients suffering from pain after surgery on an extremity, which affects over 16 million patients each year globally, and addresses the growing need to reduce opioid usage.
Under the merger agreement, we paid $48.9 million at the closing of the transaction and agreed to pay up to an additional $43.0 million of discounted contingent consideration related to the achievement of certain key milestones (the Bioness Merger Agreement). The acquisition includes the entire portfolio of Bioness products as well as its research and development pipeline. The up-front consideration was funded exclusively through the use of cash on hand.

BONES Trial
We submitted a supplemental PMA to the FDA in December 2020 seeking approval of an expanded indication for EXOGEN, specifically, for the adjunctive treatment of acute and delayed metatarsal fractures to reduce the risk of non-union. This PMA supplement was based on and supported by clinical data in metatarsal fractures from the ongoing B.O.N.E.S. study. In April 2021, we received a letter from the FDA identifying certain deficiencies in the PMA supplement that must be addressed before the FDA can complete its review of the PMA supplement. The deficiencies include concerns about the data and endpoints from the B.O.N.E.S. study, and requests for re-analyses of certain data and provision of other information to support the findings. We are currently evaluating the FDA’s comments and preparing our response to the FDA letter. We can give no assurance that we will be able to resolve the deficiencies identified by the FDA in a timely manner, or at all. Consequently, the FDA’s decision on the PMA supplement may be delayed beyond the time originally anticipated. Moreover, if our responses do not satisfy the FDA’s concerns, the FDA may not approve our PMA supplement seeking to expand the indications for use of EXOGEN as proposed.
COVID-19 pandemic impact
In 2020, the COVID-19 pandemic spread around the world and in the United States. New variants of the virus have emerged, some of which have shown to be more contagious. The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to prevent or minimize the spread of the virus, and ongoing effects of the pandemic, including social distancing, travel restrictions, border closures, limitations on public gatherings, mandatory closure or reduced capacity of business, work from home, supply chain logistical changes and other measures, which have caused global business disruptions and significant volatility in U.S. and international debt and equity markets. Our business, results of operations and financial condition have been and may continue to be, materially impacted by fluctuations in patient visits and elective procedures and could be further impacted by any future temporary cessations of elective procedures, delays in payments from customers, supply chain interruptions, extended “shelter-in-place” orders or advisories, facility closures or other reasons related to the pandemic. Furthermore, the long-term impact of COVID-19 on our business will depend on many factors, including, but not limited to, the duration and severity of the pandemic, new and ongoing measures taken in response to the pandemic, the availability and effectiveness of vaccines, the impact on economic activity from the pandemic and actions taken in response and the resulting impact it has on our partners, patients and communities in which we operate, all of which continue to be uncertain. As of the date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 could materially impact the Company’s financial conditions, liquidity or results of operations is uncertain.
To the extent COVID-19 disruptions continue to adversely impact our business, results of operations and financial condition, it may also have the effect of heightening risks relating to our ability to successfully commercialize new developed or acquired products or therapies, consolidation in the healthcare industry, intensified pricing pressure as a result of changes in the purchasing behavior of hospitals and maintenance of our numerous contractual relationships. For additional information on the risks we may face as a result of COVID-19, refer to Part I, Item 1A. Risk Factors – Our business may continue to experience adverse impacts as a result of the COVID-19 pandemic in our 2020 10-K.
Results of Operations
For a description of the components of our results of operations, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 10-K.
The following table sets forth components of our condensed consolidated statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended
	April 3, 2021	March 28, 2020
Net sales	100.0%	100.0%
Cost of sales (including depreciation and amortization)	27.2%	27.2%
Gross profit	72.8%	72.8%
Selling, general and administrative expense	42.3%	51.3%
Research and development expense	1.2%	2.7%
Depreciation and amortization	2.4%	2.3%
Operating income	26.9%	16.5%

The following table presents a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands)	April 3, 2021	March 28, 2020
Net income	$24,528	$10,486
Depreciation and amortization (a)	7,184	7,265
Income tax (benefit) expense	(73)	39
Interest (income) expense	(2,876)	2,381
Equity compensation (b)	(22,412)	(7,026)
Succession and transition charges (c)	157	773
Foreign currency impact (d)	(52)	86
Acquisition costs(e)	3,196	—
Equity loss in unconsolidated investments(f)	469	—
Other non-recurring costs (g)	949	242
Adjusted EBITDA	$11,070	$14,246
(a)Includes for three months ended April 3, 2021 and March 28, 2020, respectively, depreciation and amortization of $5,236 and $5,307, in cost of sales and $1,925 and 1,825, presented in the consolidated statements of operations and comprehensive income with the balance in research and development.
(b)Equity-based compensation (income) expense for the three months ended April 3, 2021 resulted from awards granted under the Company’s current equity based compensation plan (2021 Plan) and compensation costs as well as the change in fair market value of accrued equity-based compensation related to the BV LLC Phantom Profits Interest Plan (Phantom Plan) due to expected pricing with our IPO. Equity compensation expenses for the three months ended March 28, 2020 represents compensation from the Company’s management incentive plan and Phantom Plan as well as the change in fair market value of accrued equity-based compensation related to the plans due to the impact of the COVID-19 pandemic on our business.
(c)Primarily represents costs related to the CEO transition.
(d)Foreign currency impact represents realized and unrealized gains and losses from fluctuations in foreign currency and is included within other (income) loss in the consolidated statements of operations and comprehensive income.
(e)Primarily represents costs incurred as a result of the Bioness Acquisition.
(f)Represents CartiHeal equity investment losses.
(g)Other non-recurring costs primarily includes charges associated with potential strategic transactions, such as potential acquisitions and preparing to become a public company, primarily accounting and legal fees.
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator of our operating performance. Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties frequently use it in their evaluation of the operating performance of companies in industries similar to ours. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. We define Adjusted EBITDA as net income (loss) before depreciation and amortization, provision of income taxes and interest expense, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity compensation, change in fair value of contingent consideration, Bioness acquisition costs, succession and transition charges, loss on impairment of intangible assets, losses associated with debt refinancing, foreign currency impact and other non-recurring costs. Adjusted EBITDA by segment is comprised of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs. The allocation of corporate overhead costs is determined based on various methods but is primarily based on a ratio of net sales by segment to total consolidated net sales.
Net sales

	Three Months Ended		Change
(in thousands, except for percentage)	April 3, 2021	March 28, 2020	$	%
U.S.	$74,538	$71,970	$2,568	3.6%
International	7,240	6,675	565	8.5%
Net Sales	$81,778	$78,645	$3,133	4.0%

U.S.
Net sales increased $2.6 million, or 3.6%. The changes in net sales by vertical are as follows:

•Bone Graft Substitutes	$4.5	million
•Pain Treatments and Joint Preservation	$(0.3)	million
•Restorative Therapies	$(1.6)	million
Bone Graft Substitutes increased primarily due to sales volume growth. Pain Treatments and Joint Preservation decreased due to volume, offset by more treatments being sold under contracts with major insurers at lower prices. Restorative Therapies decreased due to lower sales volume.
International
Net sales increased $0.6 million, or 8.5%, primarily due to sales volume within our Pain Treatments and Joint Preservation vertical.
Gross profit and gross margin

Gross profit	Three Months Ended		Change
(in thousands, except for percentage)	April 3, 2021	March 28, 2020	$	%
U.S.	$54,615	$52,686	$1,929	3.7%
International	4,941	4,550	391	8.6%
	$59,556	$57,236	$2,320

Gross margin	Three Months Ended
	April 3, 2021	March 28, 2020	Change
U.S.	73.3%	73.2%	0.1%
International	68.2%	68.2%	—%
Total	72.8%	72.8%	—%
U.S.
Gross profit increased $1.9 million, or 3.7%, primarily due to the increase in net sales. Gross margin remained consistent with the prior year comparable period.
International
Gross profit increased $0.4 million, or 8.6%, primarily due to the increase in net sales. Gross margin remained consistent with the prior year comparable period.
Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	April 3, 2021	March 28, 2020	$	%
Selling, general and administrative expense	$34,686	$40,276	$(5,590)	(13.9)%
Selling, general and administrative expenses decreased $5.6 million, or 13.9%, primarily due to a higher change in fair value of our accrued equity-based compensation resulting in an increased net recovery of expense compared to the prior year of $16.0 million. The change in fair value during the three months ended April 3, 2021 was due to adjustments to reflect the difference between the expected pricing from the pending IPO and the actual offering price. The change in fair value during the three months ended March 28, 2020 was due to the impact of the COVID-19 pandemic on our business.
This decrease was partially offset by increases in the following areas:

•Compensation related expenses	$5.5	million
•Legal and accounting expenses primarily as a result of our acquisition of Bioness	$3.2	million
•Equity compensation excluding change in the fair value	$1.1	million

Research and development expenses

	Three Months Ended		Change
(in thousands, except for percentage)	April 3, 2021	March 28, 2020	$	%
Research and development expense	$947	$2,146	$(1,199)	(55.9)%
Research and development expense decreased by $1.2 million, or 55.9%, primarily due to a higher change in fair value of our accrued equity-based compensation resulting in an increased net recovery of expense totaling $1.3 million. The change in fair value during three months ended April 3, 2021 was due to adjustments to reflect the difference between the expected pricing from the pending IPO and the actual offering price. The change in fair value during the three months ended March 28, 2020 was due to the impact of the COVID-19 pandemic on our business.
Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	April 3, 2021	March 28, 2020	$	%
Depreciation and amortization	$1,925	$1,825	$100	5.5%
Depreciation and amortization remained consistent with the three months ended March 28, 2020.
Other (income) expense

	Three Months Ended		Change
(in thousands, except for percentage)	April 3, 2021	March 28, 2020	$	%
Interest (income) expense	$(2,876)	$2,381	$(5,257)	NM
Other expense	$419	$83	$336	NM
NM = Not meaningful
Interest (income) expense changed $5.3 million compared to the three months ended March 28, 2020. During the three months ended April 3, 2021, in conjunction with our IPO, we settled our equity participation right (EPR) liability resulting in interest income of $2.8 million. In addition, the change in the fair value of our interest rate swap resulted in interest income of $1.6 million during the three months ended April 3, 2021 compared to interest expense of $1.1 million during the three months ended March 28, 2020.
Other expense increased $0.3 million primarily due to $0.5 million in net losses related to our equity investment in CartiHeal.
Income tax expense

	Three Months Ended		Change
(in thousands, except for percentage)	April 3, 2021	March 28, 2020	$	%
Income tax (benefit) expense	$(73)	$39	$(112)	NM
Effective tax rate	0.3%	0.4%		(0.1)%
Income tax impact was nominal during the first quarter of 2020 and 2021. Our effective tax rate is expected to increase during 2021 primarily due to the change in structure resulting from our IPO and associated Up C partnership structure as well as the impact of non-deductible stock option expense during 2021.
Noncontrolling interest

	Three Months Ended		Change
	April 3, 2021	March 28, 2020	$	%
Continuing LLC Owner	$(81)	$—	$(81)	NM
Harbor	489	458	31	6.7%
Total	$408	$458	$(51)
Subsequent to the IPO and Transactions, we are the sole managing member of BV LLC and own 72.2%. We have a majority economic interest, the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a non-controlling interest representing the 27.8% which is owned by the Continuing LLC Owner. For the period subsequent to the IPO, there was a nominal impact as a result of this noncontrolling interest.
Our partial ownership and exclusive Collaboration Agreement continues to result in a variable interest in Harbor and consolidation into our financial statements. The noncontrolling interest was 91.2% as of April 3, 2021 and there was a nominal increase in the loss attributable to the Harbor noncontrolling interest as compared to the three months ended March 28, 2020.

Segment Adjusted EBITDA
Adjusted EBITDA for each of our reportable segments is as follows:

	Three Months Ended		Change
(in thousands, except for percentage)	April 3, 2021	March 28, 2020	$	%
U.S.	$9,998	$13,712	$(3,714)	(27.1)%
International	$1,072	$534	$538	100.7%
U.S.
Adjusted EBITDA decreased $3.7 million or 27.1% primarily due higher public company costs of $1.3 million and the previously discussed increase in compensation related charges. These decreases were partially offset by a $1.9 million increase in gross profit resulting from the increase in sales.
International
Adjusted EBITDA increased $0.5 million or 100.7% primarily due to a $0.4 million increase in gross profit resulting from the increase in sales.
Liquidity and Capital Resources
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

We are a holding company and have no material assets other than our ownership of LLC Interests and no independent means of generating revenue. The limited liability company agreement of BV LLC provides for the payment of certain distributions to the Continuing LLC Owner and us in amounts sufficient to cover the income taxes imposed on such members with respect to the allocation of taxable income from BV LLC as well as to cover our obligations under the Tax Receivable Agreement (the TRA). Additionally, in the event we declare any cash dividend, we intend to cause BV LLC to make distributions to us, in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of BV LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements, including the 2019 Credit Agreement, contain covenants that may restrict BV LLC and its subsidiaries from paying such distributions, subject to certain exceptions. Further, BV LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of BV LLC (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of BV LLC are generally subject to similar legal limitations on their ability to make distributions to BV LLC. If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA.
In addition, under the TRA, we are required to make cash payments to the Continuing LLC Owner equal to 85% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (1) increases in the tax basis of assets of BV LLC resulting from (a) any future redemptions or exchanges of LLC Interests, and (b) certain distributions (or deemed distributions) by BV LLC and (2) certain other tax benefits arising from payments under the TRA. We expect the amount of the cash payments required to be made under the TRA will be significant. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing LLC Owner, the amount of gain recognized by the Continuing LLC Owner, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing LLC Owner under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us.
Cash and cash equivalents as of April 3, 2021 totaled $124.2 million compared to $86.8 million as of December 31, 2020. The increase in cash was primarily due to the following:

	Three Months Ended		Change
(in thousands)	April 3, 2021	March 28, 2020	$	%
Net cash from operating activities	$(18,042)	$17,691	$(35,733)	NM
Net cash from investing activities	(46,648)	(451)	(46,197)	NM
Net cash from financing activities	107,526	48,782	58,744	120.4%
Effect of exchange rate changes on cash	(221)	(260)	39	(15.0)%
Net change in cash, cash equivalents and restricted cash	$42,615	$65,762	$(23,147)	(35.2)%
NM = Not Meaningful
Operating Activities
Net cash from operating activities decreased $35.7 million primarily due to the following:
•Settlement of the remaining 183,078 units with the sole MIP awardee for $10.8 million and a final bonus of $1.5 million;
•Compensation and annual incentive plan payments increased $7.7 million;
•Payment of directors and officers annual insurance premiums for $4.6 million;
•Completed and potential acquisition expenses as well as other nonrecurring costs of $3.6 million;
•Settlement of our EPR liability for $3.3 million and;
•Higher inventory purchases of $2.7 million.
Investing Activities
Cash flows used in investing activities increased $46.2 million primarily due to the $45.8 million paid for the Bioness acquisition.

Financing Activities
Cash flows provided by financing activities increased $58.7 million primarily due to the $110.4 million in net proceeds from the issuance of Class A common stock sold during our IPO, partially offset with no draws on our revolving credit facility compared to prior year. There was also a $3.8 million increase in debt payments due to the timing of our quarter ends.
Credit Facilities
There have been no material changes to our outstanding indebtedness or the terms of and available borrowing capacity under our credit facilities as disclosed in our 2020 10-K. We were in compliance with all required financial covenants as of April 3, 2021.
Other
For information regarding Commitments and Contingencies, refer to Note 9. Commitments and contingencies to the Notes to the Unaudited Condensed Consolidated Financial Statements contained herein.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
We acquired leases as part of the Bioness Acquisition, which resulted in increases to contractual lease commitments previously disclosed in our 2020 10-K of $824, $808, $775, $776 and $638 for the years ended December 31, 2021, 2022, 2023, 2024 and 2025, respectively.
Critical Accounting Estimates
Our discussion of operating results is based upon the unaudited condensed consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are detailed in Item 7 of our 2020 10-K, except for the following:
Contingent Consideration
The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Key assumptions used to estimate the fair value of contingent consideration include revenue and the probability of achieving the specific targets. After the initial valuation, the Company will use its best estimate to measure contingent consideration at each subsequent reporting period. Gains and losses are recorded with selling, general and administrative expenses within the consolidated statements of operations and comprehensive income.
Recently Issued Accounting Pronouncements
Refer to Note 1. Organization, in the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the status of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risks as disclosed in our 2020 10-K.
Item 4. Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 3, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Prior to the closing of our acquisition of Bioness, Bioness had been named as a defendant in a lawsuit, for which we are indemnified for under the indemnification provisions contained in the Merger Agreement. The case relates to an action brought in February 2021 in the Delaware State Court of Chancery by a former minority shareholder and director of Bioness, seeking a temporary restraining order contesting our acquisition of Bioness. While the complaint to block the Bioness acquisition was dismissed by the court, a separate action was brought against the Company under the indemnification provisions of the Bioness Certificate of Incorporation to recover $1.2 million in attorney fees and other expenses incurred by the director and shareholder in connection with the dismissed case. Bioness is vigorously defending the matter. No hearing date has been set.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading Risk Factors included in our 2020 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our 2020 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
In connection with the IPO and related transactions that occurred in conjunction with the IPO (the Transactions), Bioventus Inc. issued 15,786,737 shares of Class B common stock to the only member of BV LLC that remained a member (Continuing LLC Owner). In addition, merger consideration of 31,838,589 shares of Class A common stock were issued to the owners of ten entities that were members of BV LLC (the Former LLC Owners) that merged into Bioventus Inc. (the Merger). The Merger resulted in Bioventus Inc. owning the Former LLC Owners’ BV LLC common units (LLC Interests). None of the foregoing transactions involved any underwriters. The issuances of shares of Class A and Class B common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act) and the rules and regulations promulgated thereunder.
The Continuing LLC Owner, from time to time following the IPO, may require Bioventus Inc. to redeem or exchange all or a portion of their LLC Interests for newly-issued shares of Class A common stock of Bioventus Inc. on a one-for-one basis (and their shares of Class B common stock will be canceled on a one-for-one basis upon any such issuance). Our Board of Directors, which includes directors who hold LLC Interests or are affiliated with holders of LLC Interests, may, at its option, instead direct us to make a cash payment equal to the volume weighted average market price of one share of our Class A common stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the limited liability company agreement of BV LLC (BV LLC Agreement).
In conjunction with the IPO, the BV LLC Phantom Profits Interest Plan (Phantom Plan) terminated and we assumed the obligations of settling the vested awards. The awards will be settled 12 months following the Phantom Plan termination. Vested awardees that were active BV LLC employees at the IPO will receive 798,422 shares of Class A common stock. In addition, we issued 945,103 RSUs to employees under the Bioventus Inc. 2021 Incentive Award Plan (2021 Plan). The issuance of the foregoing securities did not involve any underwriters or underwriting discounts or commissions and the securities were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act.
On July 15, 2016, the Company agreed to issue ten shares of common stock, par value $0.001 per share, to a former officer of the Company in exchange for $0.01, which were transferred to an officer of the Company on September 22, 2020 and were redeemed for Class A common stock upon closing of our IPO. The issuance of Class A common stock was exempt from registration under Section 4(a)(2) of the Securities Act, as a transaction by an issuer not involving any public offering.

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
There has been no material change in the use of proceeds as described in our final prospectus filed on February 12, 2021.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable

Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewithin
3.1	Amended and Restated Certificate of Incorporation of Bioventus Inc.	8-K	001-37844	3.1	2/17/2021
3.2	Amended and Restated Bylaws of Bioventus Inc.	8-K	001-37844	3.2	2/17/2021
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1	333-252238	4.1	1/20/2021
10.1	Tax Receivable Agreement, dated as of February 16, 2021, by and among Bioventus Inc., Bioventus LLC and its Members	8-K	001-37844	10.2	2/17/2021
10.2	Registration Rights Agreement, dated February 16, 2021, by and among Bioventus Inc. and the Original LLC	8-K	001-37844	10.3	2/17/2021
10.3	Second Amended and Restated Limited Liability Company Agreement of Bioventus LLC dated as of February 16, 2021.	8-K	001-37844	10.1	2/17/2021
10.4	Stockholders Agreement, dated February 16, 2021, by and among Bioventus Inc., Bioventus LLC and the Principal Stockholders	8-K	001-37844	10.4	2/17/2021
10.5	Bioventus Inc. 2021 Employee Stock Purchase Plan	S-1/A	333-252238	10.44	2/4/2021
10.6	Bioventus Inc. 2021 Equity Incentive Plan	S-1/A	333-252238	10.45	2/10/2021
10.7	Form of Notice of Stock Option Grant and Stock Option Agreement	S-1/A	333-252238	10.47	2/10/2021
10.8	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement	S-1/A	333-252238	10.48	2/10/2021
10.9	Assignment and Assumption Agreement, dated as of February 9, 2021, by and between Bioventus Inc. and Bioventus LLC	S-1/A	333-252238	10.50	2/10/2021
10.10	Bioventus Inc. Non-Employee Director Compensation Policy	S-1/A	333-252238	10.51	2/10/2021
10.11	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and Kenneth Reali	S-1/A	333-252238	10.52	2/10/2021
10.12	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and Gregory O. Anglum	S-1/A	333-252238	10.53	2/10/2021
10.13	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and John E. Nosenzo	S-1/A	333-252238	10.54	2/10/2021
10.14	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and Anthony D’Adamio	S-1/A	333-252238	10.55	2/10/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewithin
10.15	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and Alessandra Pavesio	S-1/A	333-252238	10.56	2/10/2021
10.16	Option Forfeiture Letter, dated as of February 3, 2021, by and between Bioventus LLC and Kenneth Reali	S-1/A	333-252238	10.57	2/10/2021
10.17	Form of Indemnification Agreement	S-1/A	333-252238	10.46	2/4/2021
10.18	Settlement Agreement, dated as of February 22, 2021, by and between the United States of America, acting through the United States Attorney’s Office for the Middle District of North Carolina and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Bioventus LLC, through their authorized representatives	10-K	001-37844	10.49	3/26/2021
10.19	Agreement and plan of merger, dated as of March 30, 2021, by and among Bioventus LLC, Bioness Inc., Perseus Intermediate, Inc., Perseus Merger Sub, Inc., Alfred E. Mann Living Trust and Mann Group, LLC.	8-K	001-47844	10.1	3/31/2021
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.						*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.						*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						***
101.SCH	Inline XBRL Taxonomy Extension Schema Document						***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						***
101.DEF	Inline XBRL Extension Definition Linkbase Document						***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						***
104	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2021 has been formatted in Inline XBRL						***

*     Filed herewith
**     Furnished herewith
***     Submitted electronically herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BIOVENTUS INC.

May 13, 2021	/s/ Gregory O. Anglum
Date	Gregory O. Anglum
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)