Form 10-Q
period 2021-07-03
Bioventus Inc.
filed 2021-08-11
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 001-37844
BIOVENTUS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-0980861
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4721 Emperor Boulevard, Suite 100
Durham, North Carolina	27703
(Address of Principal Executive Offices)	(Zip Code)
(919) 474-6700
Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	BVS	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of August 10, 2021, there were 41,062,652 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to "Bioventus," "we," "us," "our," "the Company," and similar references refer to Bioventus Inc. and its consolidated subsidiaries, including Bioventus LLC (BV LLC).
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

Part I. Financial Information
Item 1. Financial Statements
Bioventus Inc.
Consolidated condensed statements of operations and comprehensive (loss) income
Three and six months ended July 3, 2021 and June 27, 2020
(Amounts in thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$109,816	$58,017	$191,594	$136,662
Cost of sales (including depreciation and amortization of $5,618, $5,292, $10,854 and $10,599 respectively)	33,503	17,668	55,725	39,077
Gross profit	76,313	40,349	135,869	97,585
Selling, general and administrative expense	69,050	40,533	103,736	80,809
Research and development expense	4,836	2,596	5,783	4,742
Change in fair value of contingent consideration	641	—	641	—
Depreciation and amortization	1,852	1,813	3,777	3,638
Impairment of variable interest entity assets	5,674	—	5,674	—
Operating (loss) income	(5,740)	(4,593)	16,258	8,396
Interest expense (income)	1,681	2,834	(1,195)	5,215
Other expense (income)	1,645	(1,337)	2,064	(1,254)
Other expense	3,326	1,497	869	3,961
(Loss) income before income taxes	(9,066)	(6,090)	15,389	4,435
Income tax expense (benefit)	1,714	(110)	1,641	(71)
Net (loss) income	(10,780)	(5,980)	13,748	4,506
Loss attributable to noncontrolling interest	6,654	214	7,062	672
Net (loss) income attributable to Bioventus Inc.	$(4,126)	$(5,766)	$20,810	$5,178

Net (loss) income	$(10,780)	$(5,980)	$13,748	$4,506
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustments	23	213	(859)	(256)
Comprehensive (loss) income	(10,757)	(5,767)	12,889	4,250
Comprehensive loss attributable to noncontrolling interest	6,648	214	6,882	672
Comprehensive (loss) income attributable to Bioventus Inc.	$(4,109)	$(5,553)	$19,771	$4,922

Loss per share of Class A common stock, basic and diluted(1):	$(0.10)		$(0.12)

Weighted-average shares of Class A common stock outstanding, basic and diluted(1):	41,805,347		41,802,840

(1) Per share information for the six months ended July 3, 2021 represents loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding from February 16, 2021 through July 3, 2021, the period following Bioventus Inc.'s initial public offering and related transactions described in Note 1. Organization and Note 7. Earnings per share within the Notes to the Unaudited Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated condensed balance sheets as of July 3, 2021 (Unaudited) and December 31, 2020
(Amounts in thousands, except share and per share data)

	July 3, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$136,065	$86,839
Restricted cash	2,003	—
Accounts receivable, net	102,029	88,283
Inventory	34,020	29,120
Prepaid and other current assets	15,943	7,552
Total current assets	290,060	211,794

Property and equipment, net	8,960	6,879
Goodwill	52,135	49,800
Intangible assets, net	257,848	191,650
Operating lease assets	17,669	14,961
Deferred tax assets	481	—
Investment and other assets	19,483	19,382
Total assets	$646,636	$494,466

Liabilities and Stockholders' and Members’ Equity
Current liabilities:
Accounts payable	$9,881	$4,422
Accrued liabilities	105,246	88,187
Accrued equity-based compensation	10,875	11,054
Current portion of long-term debt	15,000	15,000
Current portion of contingent consideration	13,220	—
Other current liabilities	3,964	3,926
Total current liabilities	158,186	122,589

Long-term debt, less current portion	166,084	173,378
Accrued equity-based compensation, less current portion	—	29,249
Deferred income taxes	48,410	3,362
Contingent consideration, less current portion	30,421	—
Other long-term liabilities	24,171	21,728
Total liabilities	427,272	350,306

Commitments and contingencies (Note 8)

Stockholders’ and Members’ Equity:
Members' equity	—	144,160
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value 250,000,000 shares authorized, 41,062,652 shares issued and outstanding	41	—
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding	16	—
Additional paid-in capital	146,199	—
Accumulated deficit	(5,167)	—
Accumulated other comprehensive income	468	—
Total stockholders’ equity attributable to Bioventus Inc. and members’ equity	141,557	144,160
Noncontrolling interest	77,807	—
Total stockholders’ and members’ equity	219,364	144,160
Total liabilities and stockholders’ and members’ equity	$646,636	$494,466
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated condensed statements of changes in stockholders’ and members’ equity
Three and six months ended July 3, 2021 and June 27, 2020
(Amounts in thousands, except share data)
(Unaudited)

Three Months Ended July 3, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In -Capital	Accumulated other comprehensive income	Accumulated Deficit	Non- controlling interest	Total Stockholders' and members’ equity
Balance at Balance at April 3, 2021	41,038,589	$41	15,786,737	$16	$142,923	$451	$(1,041)	$77,892	$220,282
Issuance of Class A common stock	24,063	—	—	—	314	—	—	—	314
Distribution of Continuing LLC Owner	—	—	—	—	(1,393)	—	—	1,319	(74)
Net loss	—	—	—	—	—	—	(4,126)	(6,654)	(10,780)
Deconsolidation of variable interest entity	—	—	—	—	—	—	—	3,746	3,746
Equity based compensation	—	—	—	—	4,355	—	—	1,498	5,853
Translation adjustment	—	—	—	—	—	17	—	6	23
Balance at July 3, 2021	41,062,652	$41	15,786,737	$16	$146,199	$468	$(5,167)	$77,807	$219,364

Three Months Ended June 27, 2020
	Members’ equity
Balance at Balance at March 28, 2020	$155,590
Distribution to members	(8,032)
Net loss	(5,980)
Translation adjustment	213
Balance at June 27, 2020	$141,791

Six Months Ended July 3, 2021
		Class A Common Stock		Class B Common Stock
	Members’ equity	Shares	Amount	Shares	Amount	Additional Paid-In -Capital	Accumulated other comprehensive income	Accumulated Deficit	Non- controlling interest	Total Stockholders' and members’ equity
Balance at December 31, 2020	$144,160	—	$—	—	$—	$—	$—	$—	$—	$144,160
Refund from members	123	—	—	—	—	—	—	—	—	123
Other equity forfeiture	(39)	—	—	—	—	—	—	—	—	(39)
Net income prior to Organizational Transactions	25,977	—	—	—	—	—	—	—	—	25,977
Translation adjustment prior to Organizational Transactions	(1,507)	—	—	—	—	—	—	—	—	(1,507)
Effect of Organizational Transactions	(168,714)	31,838,589	32	15,786,737	16	33,623	—	—	79,119	(55,924)
Initial public offering, net of offering costs	—	9,200,000	9	—	—	106,441	—	—	—	106,450
Issuance of Class A common stock		24,063	—			314				314
Distribution to Continuing LLC Owner	—	—	—	—	—	—	—	—	(191)	(191)
Net loss subsequent to Organizational Transactions	—	—	—	—	—	—	—	(5,167)	(7,062)	(12,229)
Deconsolidation of variable interest entity		—		—					3,746	3,746
Equity based compensation subsequent to Organizational Transactions	—	—	—	—	—	5,821	—	—	2,015	7,836
Translation adjustment subsequent to Organizational Transactions	—	—	—	—	—	—	468	—	180	648
Balance at July 3, 2021	$—	41,062,652	$41	15,786,737	$16	$146,199	$468	$(5,167)	$77,807	$219,364

Six Months Ended June 27, 2020
	Members’ equity
Balance at December 31, 2019	$145,617
Profits interest forfeiture	(12)
Distribution to members	(8,713)
Debt conversion	649
Net income	4,506
Translation adjustment	(256)
Balance at June 27, 2020	$141,791
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated condensed statements of cash flows
Six months ended July 3, 2021 and June 27, 2020
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	July 3, 2021	June 27, 2020
Operating activities:
Net income	$13,748	$4,506
Adjustments to reconcile net income to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	14,663	14,513
(Recovery) provision for expected credit losses	(359)	1,162
Equity-based compensation from 2021 Stock Incentive Plan	7,797	—
Profits interest plan, liability-classified and other equity awards compensation	(24,356)	(6,771)
Change in fair value of contingent consideration	641	—
Change in fair value of interest rate swap	(1,310)	2,001
Change in fair value of Equity Participation Rights unit	(2,774)	(788)
Impairments related to variable interest entity	7,043	—
Other, net	(255)	(134)
Changes in operating assets and liabilities:
Accounts receivable	(9,370)	16,631
Inventories	3,913	(6,329)
Accounts payable and accrued expenses	2,917	1,587
Other current assets and liabilities	(13,011)	(867)
Net cash from operating activities	(713)	25,511
Investing activities:
Purchase of Bioness, Inc, net of cash acquired	(45,790)	—
Purchase of property and equipment	(2,642)	(1,050)
Other	(864)	(152)
Net cash from investing activities	(49,296)	(1,202)
Net cash from investing activities - discontinued operations	—	172
Net cash from investing activities	(49,296)	(1,030)
Financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	107,777	—
Proceeds from issuance of Class A and B common stock	330	—
Borrowing on revolver	—	49,000
Payments on long-term debt	(7,500)	(2,500)
Refunds (distributions) - members	813	(9,075)
Other, net	(11)	—
Net cash from financing activities	101,409	37,425
Effect of exchange rate changes on cash	(171)	(186)
Net change in cash, cash equivalents and restricted cash	51,229	61,720
Cash, cash equivalents and restricted cash at the beginning of the period	86,839	64,520
Cash, cash equivalents and restricted cash at the end of the period	$138,068	$126,240
Supplemental disclosure of noncash investing and financing activities
Accrued member distributions	$305	$787
Accounts payable for purchase of property, plant and equipment	$695	$14
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except unit, share, per unit and per share data)
1. Organization
The Company
Bioventus Inc. (the Company, we, us or our) was formed as a Delaware corporation for the purpose of facilitating an initial public offering (IPO) and other related transactions in order to carry on the business of Bioventus LLC and its subsidiaries (BV LLC). The Company is headquartered in Durham, North Carolina. BV LLC, is a limited liability company formed under the laws of the state of Delaware on November 23, 2011 and operates as a partnership. BV LLC commenced operations in May 2012. BV LLC is a global medical device company, conducting business in various countries, primarily in North America and Europe, with approximately 900 employees. The Company is focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing processes.
Initial Public Offering
On February 16, 2021, the Company closed an IPO of 9,200,000 shares of Class A common stock at a public offering price of $13.00 per share, which includes 1,200,000 shares issued pursuant to the underwriters' over-allotment option. The Company received $111,228 in proceeds, net of underwriting discounts and commissions of $8,372, which was used to purchase newly-issued membership interests from BV LLC at a price per interest equal to the IPO price of $13.00. The Company also incurred offering expenses totaling $4,778 in addition to the underwriting discounts and commissions. Offering expenses of $1,327 were paid in 2020 and $3,451 were paid in 2021. Subsequent to the IPO and related transactions that occurred in connection with the IPO (the Transactions), the Company is the sole managing member of BV LLC and owns 72.2% of BV LLC. The Company has a majority economic interest, the sole voting interest in, and controls the management of BV LLC. As a result, the Company consolidates the financial results of BV LLC and reports a non-controlling interest representing the 27.8% interest not held by the Company.
IPO Transactions
The Company and BV LLC completed the following Transactions in connection with the IPO. BV LLC amended and restated the Bioventus LLC Agreement, to, among other things, (i) provide for a new single class of common membership interests in BV LLC (LLC Interests), (ii) exchange all of the existing membership interests in BV LLC for new LLC Interests and (iii) appoint Bioventus Inc. as the sole managing member of BV LLC. The Company amended and restated its certificate of incorporation to, among other things, provide for the (i) authorization of 250,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) authorization of 50,000,000 shares of Class B common stock with a par value of $0.001 per share; (iii) authorization of 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company's Board of Directors (BOD) in one or more series; and (iv) establishment of a classified BOD, divided into three classes, each of whose members will serve for staggered three-year terms. Holders of Class A / Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests held by the only member of BV LLC that remained a member following the Transactions (Continuing LLC Owner) and the number of shares of Class B common stock held by the Continuing LLC Owner. Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis if the Company, at the election of a Continuing LLC Owner, redeem or exchange LLC Interests.
The Company’s amended and restated certificate of incorporation and the Bioventus LLC Agreement requires that the Company and BV LLC at all times maintain a one-to-one ratio between the number of shares of Class A common stock issued by the Company and the number of LLC Interests owned by the Company, as well as a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing LLC Owner and the number of LLC Interests owned by the Continuing LLC Owner. The Company acquired, by merger, ten entities that were members of BV LLC (Former LLC Owners), for which the Company issued 31,838,589 shares of Class A common stock as merger consideration (Merger). The only assets held by the Former LLC Owners were 31,838,589 LLC Interests and a corresponding number of shares of Class B common stock. Upon consummation of the Merger, the Company canceled the 31,838,589 shares of Class B common stock and recognized the 31,838,589 LLC Interests at carrying value, as the Merger is considered to be a recapitalization transaction. Following the Merger and IPO, as of August 10, 2021, the Company holds 41,062,652 LLC Interests, representing a 72.2% ownership interest in BV LLC.

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
COVID-19 pandemic impact
In 2020, the COVID-19 pandemic spread around the world and in the United States. New variants of the virus have emerged, some of which have shown to be more contagious. The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments implemented measures in an effort to prevent or minimize the spread of the virus, and ongoing effects of the pandemic, including social distancing, travel restrictions, border closures, limitations on public gatherings, mandatory closure or reduced capacity of businesses, work from home, supply chain logistical changes and other measures, which caused global business disruptions and significant volatility in U.S. and international debt and equity markets. Our business, results of operations and financial condition have been and may continue to be, materially impacted by fluctuations in patient visits and elective procedures and any future temporary cessations of elective procedures and could be further impacted by delays in payments from customers, supply chain interruptions, extended “shelter-in-place” orders or advisories, facility closures or other reasons related to the pandemic. Furthermore, the long-term impact of COVID-19 on our business will depend on many factors, including, but not limited to, the duration and severity of the pandemic, new and ongoing measures taken in response to the pandemic, the availability, adoption and effectiveness of vaccines, the impact on economic activity from the pandemic and actions taken in response and the resulting impact it has on our partners, patients and communities in which we operate, all of which continue to be uncertain. As of the date of issuance of these consolidated financial statements, the extent to which COVID-19 could materially impact the Company’s financial conditions, liquidity or results of operations is uncertain.
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
As a result of the CARES Act and at the direction of the U.S. Department of Health and Human Services (HHS), the Company received a $1,247 Provider Relief Fund Payment in April 2020. The Company determined it complied with the conditions to be able to keep and use the funds to reimburse for health care related expenses and lost revenue attributable to the public health emergency resulting from COVID-19. The payment was recorded as other income on the consolidated statement of operations and comprehensive (loss) income for the three and six months ended June 27, 2020.

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
2. Balance sheet information
Cash, cash equivalents and restricted cash
A summary of cash and cash equivalents and restricted cash is as follows:

	July 3, 2021	December 31, 2020
Cash and cash equivalents	$136,065	$86,839
Restricted cash	2,003	—
	$138,068	$86,839
Restricted cash consists of deposits into escrow with a financial institution for the purpose of paying specific indebtedness of a company acquired as part of a business combination (refer to Note 3. Business combinations and investments).
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
Accounts receivable, net of allowances, consisted of the following as of:

	July 3, 2021	December 31, 2020
Accounts receivable	$105,048	$92,273
Less: Allowance for credit losses	(3,019)	(3,990)
	$102,029	$88,283
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

Changes in credit losses were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Beginning balance	$(3,811)	$(4,684)	$(3,990)	$(4,146)
Recovery (provision)	550	(619)	359	(1,162)
Write-offs	278	167	684	252
Recoveries	(36)	(113)	(72)	(193)
Ending balance	$(3,019)	$(5,249)	$(3,019)	$(5,249)
Inventory
Inventory consisted of the following as of:

	July 3, 2021	December 31, 2020
Raw materials and supplies	$4,202	$3,665
Finished goods	31,538	26,323
Gross	35,740	29,988
Excess and obsolete reserves	(1,720)	(868)
	$34,020	$29,120
Accrued liabilities
Accrued liabilities consisted of the following as of:

	July 3, 2021	December 31, 2020
Gross-to-net deductions	$63,980	$43,656
Bonus and commission	12,493	15,188
Compensation and benefits	7,932	5,875
Income and other taxes	2,385	2,434
Other liabilities	18,456	21,034
	$105,246	$88,187
The Company completed a restructuring plan during the fourth quarter of 2020 and the remaining $247 accrued liabilities were paid during the six months ended July 3, 2021.
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

Fair value of consideration	$91,933
Assets acquired and liabilities assumed:
Cash, cash equivalents and restricted cash(a)	3,143
Accounts receivable	4,124
Inventory	7,318
Prepaid and other current assets	1,947
Property and equipment	673
Intangible assets	87,000
Operating lease assets	3,616
Other assets	132
Accounts payable and accrued liabilities	(11,405)
Other current liabilities	(2,020)
Other liabilities	(4,930)
Net assets acquired	89,598
Resulting goodwill(b)	$2,335
(a)Consists of cash and cash equivalents of $2,143 and restricted cash deposited by the former majority owner of Bioness of $1,000, into escrow with financial institutions for the purpose of paying specific Bioness indebtedness. The Company previously deposited $4,207 into escrow for the same purpose. Prior to the acquisition, Bioness had entered into two loans in connection with the Paycheck Protection Program (the PPP) under the Coronavirus Aid, Relief and Economic Security Act (CARES Act) administered by the U.S. Small business Administration. Bioness received proceeds of $3,204 from an unsecured PPP loan that was scheduled to mature on April 10, 2022. Bioness applied and was granted forgiveness of this loan during 2021. Bioness received proceeds of $2,003 from a second unsecured PPP loan bearing an interest rate of 1% scheduled to mature on February 5, 2026. Bioness applied for forgiveness of this loan during 2021. As part of the Bioness acquisition, the balance of $2,003 was placed in restricted cash to cover the repayment of the outstanding unsecured PPP loan in the event it is not forgiven. The $1,000 outstanding unsecured PPP loan balance covered by the former majority owner is included in other current liabilities within the condensed consolidated balance sheets.
(b)The U.S. segment was allocated the resulting goodwill from the Bioness acquisition.
The following table summarizes the preliminary fair values of identifiable intangible assets and their useful lives:

	Useful Life (in years)	Fair Value
Intellectual property	10 years	$43,500
IPR&D	N/A	43,250
Customer relationships	2 years	250
		$87,000
The aggregate amortization expense related to acquired intangible assets for the following five periods is as follows: $2,238 - remainder of 2021, $4,475 - 2022, $4,381 - 2023, $4,350 - 2024 and $4,350 - 2025.

The Company incurred $1,833 and $5,029 in acquisition and integration costs during the three and six months ended July 3, 2021, respectively, which are included in selling general and administrative expense within the consolidated condensed statement of operations and other comprehensive (loss) income.
Bioness’ advanced rehabilitation revenue is comprised of Exoskeletal Systems, Vector Units and Bioness Integrated Therapy Systems (BITS), which is included within the Company’s Restorative Therapies vertical. The Company’s Pain Treatment and Joint Preservation vertical will encompass Bioness’ peripheral nerve stimulation therapy products, which includes the StimRouter, an implantable neuromodulation device used to treat chronic peripheral nerve pain.
Revenue from Bioness’ products is primarily recognized at a point in time upon transfer of control of its products to customers such as medical facilities and individual patients. Revenue is recognized net of discounts, which can be offered through a variety of factors.
Consolidated Pro Forma Results
The Company’s consolidated condensed statements of operations reflect net sales and net loss attributable to Bioness of $11,870 and $3,529, respectively, for the three and six months ended July 3, 2021. Consolidated unaudited pro forma results of operations for the Company are presented below assuming the 2021 Bioness Acquisition had occurred January 1, 2020. Pro forma operating results for the three and six months ended June 27, 2020 include operating expenses of $3,939 and $7,135, respectively, for acquisition integration costs and inventory related adjustments.

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$109,816	$65,955	$200,541	$157,570
Net (loss) income	$(6,841)	$(12,962)	$16,333	$(11,376)
Earnings per share of Class A common stock(1):
Basic and diluted	$(0.03)		$(0.08)
Investments
VIE
The Company has a fully diluted 8.8% ownership of Harbor Medtech Inc.’s (Harbor) Series C Preferred Stock. The Company and Harbor entered into an exclusive Collaboration Agreement in 2019 for purposes of developing a product for orthopedic uses to be commercialized by the Company and supplied by Harbor. The Company’s partial ownership and exclusive Collaboration Agreement created a variable interest in Harbor. As a result, Harbor had been consolidated in the Company’s consolidated financial statements since the third quarter of 2019.
Harbor assets that could only be used to settle Harbor obligations and Harbor liabilities for which creditors did not have recourse to the general credit of the Company were as follows at December 31, 2020:

December 31, 2020
Cash and cash equivalents	$803
Property and equipment, net	173
Intangible assets, net	5,635
Operating lease assets	178
Other assets	74
$6,863

Accounts payable and accrued liabilities	$366
Other current liabilities	2,004
Other long-term liabilities	659
$3,029

The Company terminated the Collaboration Agreement on June 8, 2021 and determined that the termination was a triggering event requiring an impairment assessment of Harbor’s long lived assets. The assessment resulted in an impairment of $5,674, representing Harbor’s long-lived asset balance, which was recorded within impairment of variable entity assets in the consolidated condensed statements of operations and comprehensive (loss) income, of which $5,176 is attributable to the non-controlling interest. The Company stopped consolidating Harbor upon the termination of the Collaboration Agreement, as the Company ceased being the primary beneficiary because it no longer had the power to direct Harbor’s significant activities. The Company also assessed its Harbor investment post deconsolidation, which resulted in a $1,369 impairment, representing the remaining investment balance in Harbor and was recorded within other expense in the consolidated condensed statements of operations and comprehensive (loss) income. The Company continues to have license rights to certain technology obtained from Harbor and is continuing product development initiated under the Collaboration Agreement.
Equity Method
The Company has an equity investment in CartiHeal Ltd. (CartiHeal), a privately held entity that does not have a readily determinable fair value, which the Company began recording as an equity investment during the third quarter of 2020. The CartiHeal investment carrying value totaled $17,737 as of July 3, 2021, yielding a 10.03% fully diluted equity ownership. Net losses from CartiHeal for the three and six months ended July 3, 2021 totaled $432 and $901, respectively, which are included in other expense within the consolidated condensed statement of operations and other comprehensive (loss) income.
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
On July 15, 2020, the Company entered into an Option and Equity Purchase Agreement with CartiHeal. The agreement provides the Company with an exclusive option to acquire 100% of CartiHeal’s shares under certain conditions, or the Call Option, and provides CartiHeal with a put option that would require us to purchase 100% of CartiHeal’s shares under certain conditions, or the Put Option. The Put Option is only exercisable by CartiHeal upon pivotal clinical trial success, including achievement of certain secondary endpoints and FDA approval of the Agili-C device with a label consistent in all respects with pivotal clinical trial success. The pivotal clinical trial’s objective is to demonstrate the superiority of the Agili-C implant over the surgical standard of care, including microfracture and debridement, for the treatment of cartilage or osteochondral defects, in both osteoarthritic knees and knees without degenerative changes.
On August 2, 2021, CartiHeal provided a statistical report containing the results of the pivotal clinical trial. The Company is currently reviewing the report to assess if it is consistent with the terms of the agreement and assessing the findings to determine if all required endpoint have been achieved. CartiHeal continues to work toward submitting the final, clinical module of a Modular PMA in the fourth quarter of 2021 seeking FDA approval. The Company has the right to terminate the Call Option and Put Option at any time ending 30 days after receipt of the statistical report from CartiHeal upon payment of a break fee of $30,000. If the Company determines that the results satisfy the requirements of the contract, and elect not to exercise its right to terminate the Call Option and Put Option, the Company will be required to put $50,000 into escrow as a deposit towards the purchase price. Consideration for the acquisition of all of the shares of CartiHeal, excluding those the Company owns, pursuant to the Call Option or Put Option would be $314,895, inclusive of the deposit, all of which would be payable at closing, with an additional $150,000 payable upon achievement of certain sales milestones related to Agili-C. Such closing would be subject to customary closing conditions. CartiHeal has announced that it expects to submit its PMA application to the FDA later this year
Other
On June 24, 2021, the Company purchased 406,504 shares of Vaporox, Inc’s (Vaporox) Series A Preferred Stock or 6.0% of fully diluted shares for $1,000. Vaporox, a privately held entity, is a medical device company dedicated to healing diabetic foot ulcers and does not have a readily determinable fair value. Under the measurement alternative, the investment is recorded at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

4. Financial instruments
Long-term debt consists of the following:

	July 3, 2021	December 31, 2020
Term loan due December 2024 (2.60% at July 3, 2021)	$182,500	$190,000
Less:
Current portion of long-term debt	(15,000)	(15,000)
Unamortized debt issuance cost	(959)	(1,098)
Unamortized discount	(457)	(524)
	$166,084	$173,378
The 2019 Credit Agreement requires the Company to comply with financial and other covenants. The Company complied with all covenants as of July 3, 2021. The 2019 Credit Agreement contains a $50,000 revolving credit facility, from which there were no outstanding borrowings as of July 3, 2021 and December 31, 2020.
The estimated fair value of the Term Loan as of July 3, 2021 was $184,505. The fair value of these obligations was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar obligations and are classified as Level 2 instruments within the fair value hierarchy.
The Company enters into interest rate swap agreements to limit its exposure to changes in the variable interest rate on its long-term debt. The Company has one non-designated interest rate swap agreement and has no other active derivatives. The swap is carried at fair value on the balance sheet (Refer to Note 5. Fair value measurements) with changes in fair value recorded as interest income or expense within the consolidated statements of operations and comprehensive (loss) income. Net interest expense of $255 and $933 was recorded related to the change in fair value of the interest rate swap for the three months ended July 3, 2021 and June 27, 2020, respectively. Net interest income of $1,310 and expense of $2,001 was recorded related to the change in fair value of the interest rate swap for the six months ended July 3, 2021 and June 27, 2020, respectively.
The notional amount of the swap totaled $100,000, or 54.8% of the Term Loan outstanding principal at July 3, 2021. The swap locked in the variable portion of the interest rate on the $100,000 notional at 0.64%.
5. Fair value measurements
Our process for determining fair value has not changed from that described in the Company’s 2020 Annual Report on Form 10-K.
There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 inputs. The following table provides information for liabilities measured at fair value on a recurring basis using Level 2 and Level 3 inputs:

	July 3, 2021			December 31, 2020
	Total	Level 2	Level 3	Total	Level 2	Level 3
Interest rate swap	$292	$292	$—	$1,602	$1,602	$—
Current portion of contingent consideration	13,220	—	13,220	—	—	—
Long-term contingent consideration, less current portion	30,421	—	30,421	—	—	—
Management incentive plan and liability- classified awards	—	—	—	40,303	—	40,303
Equity Participation Right	—	—	—	6,101	—	6,101
Total liabilities	$43,933	$292	$43,641	$48,006	$1,602	$46,404

Interest rate swap
The Company values interest rate swaps using discounted cash flows. Forward curves and volatility levels are used to estimate future cash flows that are not certain. These are determined using observable market inputs when available and based on estimates when not available. The fair value of the swap was recorded in the Company’s consolidated balance sheets within accrued liabilities. Changes in fair value are recognized as interest expense (income) within the consolidated statements of operations and comprehensive (loss) income.
Contingent consideration
The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Key assumptions used to estimate the fair value of contingent consideration include revenue and the probability of achieving the specific targets as discussed in Note 3. Business combinations and investments. After the initial valuation, the Company will use its best estimate to measure contingent consideration related to the Bioness Acquisition at each subsequent reporting period using the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable inputs	Range
Bioness contingent consideration	Discounted cash flow	Payment discount rate	5.0% - 6.8%
		Payment period	2021 - 2025
The contingent consideration reported in the above table resulted from the March 30, 2021 Bioness acquisition, which is adjusted on a monthly basis based upon the passage of time or success or failure of achieving certain milestones. Refer to Note 3. Business combinations and investments for further details. Changes in contingent consideration related to the Bioness acquisition totaled $641 for the three and six months ended July 3, 2021, which were recorded as the change in fair value of contingent consideration within the consolidated statements of operations and comprehensive (loss) income.
Management incentive plan (MIP) and liability-classified awards
BV LLC had operated two equity-based compensation plans, the management incentive plan (MIP) and the BV LLC Phantom Profits Interest Plan (Phantom Plan and, together with the MIP, the Plans), which were terminated on February 11, 2021 in connection with the Company’s IPO. Awards granted under the MIP Plan and the 2015 Phantom Units were liability-classified and the 2012 Phantom Units were equity-classified. Prior to the IPO and during the six months ended July 3, 2021, the Company settled the remaining 183,078 units with the sole MIP awardee for $10,802. No awards under the Plans were granted post-IPO and the Phantom Plan awards will be settled 12 months following the termination. Vested awardees whose BV LLC employment terminated prior to the IPO will have their awards settled for $10,875, which is included in accrued equity-based compensation on the consolidated condensed balance sheets. Awardees that were active BV LLC employees at the IPO will receive an aggregate of 798,422 shares of Class A common stock.
The following table provides a reconciliation of the beginning and ending balances for the MIP and liability-classified awards at fair value using significant unobservable inputs or Level 3:

Balance at December 31, 2020	$40,303
Change in fair value	(25,185)
Initial estimate (vesting)	829
Payments	(11,281)
Phantom plan conversion to Class A common stock	(4,666)
Balance at July 3, 2021	$—
Equity Participation Right (EPR) Unit
Prior to the IPO, the Continuing LLC owner owned the only EPR Unit and its only entitlement was 0.55% of available distributions arising from a distribution event such as the IPO. The EPR Unit was redeemed in exchange for $3,327 in connection with the IPO in February 2021, at which time the EPR ceased to exist and all entitlements ended. The revaluation for the EPR liability is recognized in interest (income) expense on the consolidated statements of operations and comprehensive (loss) income.

The following table provides a reconciliation of the beginning and ending balances for the EPR Unit at fair value using significant unobservable inputs Level 3:

Balance at December 31, 2020	$6,101
Change in fair value	(2,774)
Payment	(3,327)
Balance at July 3, 2021	$—
6. Equity-based compensation
Terminated plans
Prior to the IPO, BV LLC operated two equity-based compensation plans, the MIP and the Phantom Plan, which were terminated on February 11, 2021 in conjunction with the IPO. Prior to the Plans termination, during the six months ended July 3, 2021, (i) the Company granted 90,000 Phantom Plan units; (ii) there were no MIP awards granted; (iii) 900 Phantom Plan units were forfeited and (iv) other Phantom Units were redeemed for $479. Compensation expense related to the Phantom Plan of $829 for the six months ended July 3, 2021. This amount excludes the $25,185 decrease in fair market value of accrued equity-based compensation due to adjustments to reflect the difference between the expected pricing from the pending IPO and the actual offering price, of which $1,777 was recorded in research and development expense within the consolidated statement of operations and comprehensive (loss) income for the six months ended July 3, 2021. Compensation expense of $663 and $1,078 was recorded for the three and six months ended June 27, 2020, excluding $408 and $7,849 in fair market value decreases, respectively, within accrued equity-based compensation due to the impact of COVID-19 on the market and economy.
2021 Plan
The Company operates an equity-based compensation plan (2021 Plan). The 2021 Plan is designed to grant incentive awards to eligible employees and other service providers in order to attract, motivate and retain the talent for which the Company competes. The 2021 Plan allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (RSUs), other stock-based awards, and cash awards. (collectively, Awards). Generally, non-cash Awards granted under the 2021 Plan are equity-classified. As of July 3, 2021, 7,592,476 shares of Class A common stock were authorized to be awarded and 2,024,123 shares were available for award. The number of shares available for issuance will be increased annually on January 1 of each calendar year beginning in 2022 through 2031, equal to the lesser of (i) 4.5% of the shares of our Class A common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares as determined by our board of directors.
Equity-based compensation expense of $5,778 and $7,722 was recognized for the three and six months ended July 3, 2021, respectively, for Awards granted under the 2021 Plan. The expense is primarily included in selling, general and administrative expense with a nominal amount in research and development expense on the consolidated statement of operations and comprehensive (loss) income based upon the classification of the employee. There was no income tax benefit related to this expense for the three and six months ended July 3, 2021.
Restricted Stock Units
During the three and six months ended July 3, 2021, the Company granted employees and non-employee directors time-based RSUs which vest at various dates through May 10, 2025. The compensation expense, which represents the fair value of the stock measured at the market price on the date of grant, is recognized over the vesting period, which is typically between 1 and 4 years.

No RSUs were vested or settled during the three and six months ended July 3, 2021. Unamortized compensation expense related to the RSUs amounted to $9,976 at July 3, 2021, and is expected to be recognized over a weighted average period of approximately 0.69 years. A summary of the RSU award activity for the six months ended July 3, 2021 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Outstanding at December 31, 2020	—	$—
Granted	945	14.38
Outstanding at April 3, 2021	945	14.38
Granted	2	14.90
Forfeited/canceled	(4)	13.53
Outstanding at July 3, 2021	943	$14.38
Stock Options
During the three and six months ended July 3, 2021, the Company granted employees time-based stock options which vest over 2 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 2 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the six months ended July 3, 2021 is shown in the following table.

Risk-free interest rate	0.59% - 1.19%
Expected dividend yield	—%
Expected stock price volatility	33.1% - 33.5%
Expected life of stock options	5.75- 6.25
Weighted-average fair value of stock options granted	$4.21 - 5.29
The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option.
No options vested, expired, forfeited or were exercisable during the six months ended July 3, 2021. Unamortized compensation expense related to the options amounted to $15,797 at July 3, 2021, and is expected to be recognized over a weighted average period of approximately 1.19 years. A summary of stock option activity is as follows for the six months ended July 3, 2021 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term
Outstanding at December 31, 2020	—	$—
Granted	4,621	13.03
Outstanding at April 3, 2021	4,621	13.03
Granted	4	14.90
Outstanding at July 3, 2021	4,625	13.03	3.3 years
The aggregate intrinsic value of options outstanding as of July 3, 2021 was $16,095 and is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $16.51, the closing price of the Company’s stock on July 2, 2021.
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
As of July 3, 2021, the aggregate number of shares reserved for issuance under the ESPP was 518,257. During the three and six months ended July 3, 2021, 24,063 shares were issued and $75 of expense was recognized.
7. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the period following the Transactions (amounts in thousands, except share and per share data):

	Three Months Ended July 3, 2021	February 16, 2021 through July 3, 2021
Numerator:
Net loss	$(10,780)	$(12,229)
Net loss attributable to noncontrolling interests	6,654	7,062
Net loss attributable to Bioventus Inc. Class A common stockholders	$(4,126)	$(5,167)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	$41,805,347	$41,802,840

Net loss per share of Class A common stock, basic and diluted	$(0.10)	$(0.12)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares as of July 3, 2021 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended July 3, 2021	Six Months Ended July 3, 2021
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737
Stock options	4,622,287	4,602,747
RSUs	1,221,555	941,031
Unvested shares of Class A common stock	32,458	34,698
Total	21,663,037	21,365,213
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
For the three months ended July 3, 2021 and June 27, 2020 the Company's estimated effective tax rate was 18.9% and 1.8%, respectively. For the six months ended July 3, 2021 and June 27, 2020 the Company's estimated effective tax rate was 10.7% and 1.6%, respectively. The increase was primarily driven by the change in structure resulting from the IPO and associated Up C structure as well as the impact of non-deductible stock option expense during 2021.
The Company recorded deferred taxes with the offset to additional paid-in capital in connection with the Transaction. The deferred tax asset of $481 was due to tax credits and the deferred tax liability of $48,410 was for the difference between the book value and the tax basis of the Company’s investment in BV LLC. The Company maintains a valuation allowance on certain deferred tax assets that has determined are not more-likely-than-not to be realizable. The Company assesses the need for an adjustment to this valuation allowance on a quarterly basis. The assessment is based on estimates of future sources of taxable income for the jurisdictions in which the Company operates and the periods over which deferred tax assets will be realizable. In the event the Company determines that it will be able to realize all or part of its net deferred tax assets in the future, all or part of the valuation allowance will be reversed in the period in which the Company makes such determination. The release of all or part of the valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is reversed.
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
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of July 3, 2021, Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
9. Commitments and contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from 1 month to 7.25 years.
The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Operating lease cost	$912	$646	$1,614	$1,292
Short-term lease cost(a)	212	94	329	204
Total lease cost	$1,124	$740	$1,943	$1,496
(a)Includes variable lease cost and sublease income, which are immaterial.

Supplemental cash flow information and non-cash activity related to operating leases were as follows:

	Six Months Ended
	July 3, 2021	June 27, 2020
Operating cash flows from operating leases	$1,696	$1,269
Supplemental balance sheet and other information related to operating leases were as follows:

	July 3, 2021	December 31, 2020
Operating lease assets	$17,669	$14,961

Operating lease liabilities- current	$2,918	$1,960
Operating lease liabilities- noncurrent	15,989	14,108
Total operating lease liabilities	$18,907	$16,068

Weighted average remaining lease term (years)	6.2	7.2
Weighted average discount rate	4.4%	5.0%
Product Recall
In December 2020, the Company voluntarily recalled our ultrasound gel, an accessory to one of the Restorative Therapies product. The Company has incurred, and expects to incur in the future, costs associated with this recall. Based on the information that has been received, the estimated probable loss related to this recall globally was approximately $2,055 as of July 3, 2021. Reserves of $434 and $1,684 were recorded within accrued liabilities on the consolidated balance sheets at July 3, 2021 and December 31, 2020, respectively.
Legal Contingencies
In the normal course of business, the Company periodically becomes involved in various claims and lawsuits, and governmental proceedings and investigations that are incidental to the business. With respect to governmental proceedings and investigations, like other companies in our industry, the Company is subject to extensive regulation by national, state and local governmental agencies in the U.S. and in other jurisdictions in which the Company operates. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries. The outcomes of legal actions are not within the Company’s complete control and may not be known for extended periods of time.
Prior to the closing of our acquisition of Bioness, Bioness had been named as a defendant in a lawsuit, for which we are indemnified for under the indemnification provisions contained in the Merger Agreement pursuant to which we acquired Bioness (the Bioness Merger Agreement). The case relates to an action brought in February 2021 in the Delaware State Court of Chancery by a former minority shareholder and director of Bioness, seeking a temporary restraining order contesting our acquisition of Bioness. While the complaint to block the Bioness acquisition was dismissed by the court, a separate action was brought against the Company under the indemnification provisions of the Bioness Certificate of Incorporation to recover $1,200 in attorney fees and other expenses incurred by the director and shareholder in connection with the dismissed case and filed a motion on May 21, 2021 for summary judgment of their claims. The Company is vigorously defending the matter. A hearing for the matter has been scheduled for August 19, 2021.
Other matters
On August 23, 2019, the Company was assigned a third-party license on a product currently in development and the Company is subject to a 3% royalty on certain commercial sales, or a nominal minimum amount per quarter, beginning in 2023.
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

On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (OA) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement totaled $3,548 and $1,767 during the three months ended July 3, 2021 and June 27, 2020, respectively, and $5,925 and $3,969 during the six months ended July 3, 2021 and June 27, 2020, respectively. These royalties are included in cost of sales on the consolidated statement of operations and comprehensive (loss) income.
As part of a supply agreement entered on February 9, 2016 for the Company’s three injection OA product, the Company is subject to annual minimum purchase requirements for ten years. After the initial 10 years, the agreement will automatically renew for an additional 5 years unless terminated by the Company or the seller in accordance with the agreement.
As part of a supply agreement for the Company’s five injection OA product, that was amended and restated on December 22, 2020, the Company is subject to annual minimum purchase requirements for 8 years.
The Company has an exclusive license agreement for bioactive bone graft putty. The Company is required to pay a royalty on all commercial sales revenue from the licensed products with a minimum annual royalty payment through 2023, the date the agreement will expire, upon the expiration of the patent held by the licensor. These royalties are included in cost of sales on the consolidated statement of operations and comprehensive (loss) income.
From time to time, the Company causes letters of credit (LOCs) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of July 3, 2021 and December 31, 2020, the Company had one LOC outstanding for a nominal amount.
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
10. Revenue recognition
Our policies for recognizing sales have not changed from those described in the Company’s 2020 Annual Report on Form 10-K. The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. The following table presents our net sales by segment disaggregated by geographic markets and major products (Vertical) as follows:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Primary geographic markets:
U.S.	$98,682	$53,166	$173,220	$125,136
International	11,134	4,851	18,374	11,526
Total net sales	$109,816	$58,017	$191,594	$136,662
Vertical:
Pain Treatments and Joint Preservation	$56,704	$28,868	$98,234	$70,151
Restorative Therapies	32,511	17,968	54,332	41,433
Bone Graft Substitutes	20,601	11,181	39,028	25,078
Total net sales	$109,816	$58,017	$191,594	$136,662
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

The following table presents segment adjusted EBITDA reconciled to income before income taxes:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Segment adjusted EBITDA
U.S.	$17,149	$7,439	$27,147	$21,151
International	2,738	(497)	3,810	37
Depreciation and amortization	(7,479)	(7,248)	(14,663)	(14,513)
Interest (expense) income	(1,681)	(2,834)	1,195	(5,215)
Equity compensation	(5,853)	(255)	16,559	6,771
COVID-19 benefits, net	—	1,101	—	1,101
Succession and transition charges	(187)	(3,801)	(344)	(4,574)
Foreign currency impact	12	46	64	(40)
Acquisition and integration costs	(1,833)	—	(5,029)	—
Inventory step-up costs	(2,106)	—	(2,106)
Equity loss in unconsolidated investments	(432)	—	(901)	—
Change in fair value of contingent consideration	(641)	—	(641)	—
Impairments related to variable interest entity	(7,043)	—	(7,043)	—
Other non-recurring costs	(1,710)	(41)	(2,659)	(283)
(Loss) income before income taxes	$(9,066)	$(6,090)	$15,389	$4,435
12. Subsequent events
Acquisition of Misonix, Inc.
On July 29, 2021, the Company entered into an Agreement and Plan of Merger (the Misonix Merger Agreement) to acquire Misonix, Inc. (Misonix), a provider of minimally invasive therapeutic ultrasonic medical devices and regenerative products that enhance clinical outcomes, in a cash-and-stock transaction (the Transaction). The closing of the Transaction is subject to regulatory approvals, the Company’s stockholders’ approval, Misonix stockholder approval and customary closing conditions.
Consideration
Misonix stockholders will receive aggregate consideration that values Misonix at approximately $518,000 on a fully diluted basis, based on the Company’s 7-day weighted average stock price of $16.6284 per share as of July 27, 2021. The Transaction involves both cash and stock consideration based on the election of the Misonix stockholder. Each share of Misonix Common Stock issued and outstanding immediately prior to the Transaction, will be converted into the right to receive, either an amount in cash equal to $28.00 or 1.6839 validly issued, fully paid and non-assessable shares of Class A common stock of the Company, $0.001 par value per share, based on the election of the holder. The maximum cash amount payable by the Company will be an amount equal to $10.50 multiplied by the number of outstanding shares of Misonix Common Stock shortly prior to the completion of the Transaction. The Company expects to fund the cash portion of the acquisition with cash on hand and through committed financing provided by Wells Fargo Bank, National Association (Wells Fargo Bank). The number of shares held by Misonix stockholders electing to receive cash will be reduced on a pro rata basis if the cash elected to be received exceeds the maximum cash amount payable and will be paid with stock consideration of 1.6839 of shares of the Company’s Class A common stock.
Debt Commitment Letter
In connection with the transaction, the Company entered into a debt commitment letter with Wells Fargo Bank, effective July 29, 2021. Wells Fargo Bank has committed to provide a senior secured term loan facility (Term Loan Facility) in the aggregate principal amount of up to $262,000 plus, at the Company’s election, an amount sufficient to fund any original issue discount or upfront fees, subject to customary closing conditions. The Term Loan Facility stipulates a prepayment of $80,000 on the existing Term Loan under the 2019 Credit Agreement.
The proceeds of the Term Loan Facility would be available through a single draw on the closing date of the Transaction and shall be used (i) to finance the Transaction; (ii) pay related fees, premiums and expenses and (iii) for working capital needs and general corporate purposes of the Company, including without limitation for permitted acquisitions. The Term Loan Facility would have a three year term that would bear interest at either the base rate as prescribed in the Term Loan under the 2019 Credit Agreement or the Eurodollar rate, and, in each case, plus an applicable margin.

Voting and Support Agreements
On July 29, 2021, following the execution of the Misonix Merger Agreement, Misonix entered into Voting and Support Agreements with each EW Healthcare Partners Acquisition Fund, L.P. White Pine Medical, LLC (a subsidiary of EW Partners Acquisition Fund, L.P.), Smith & Nephew, Inc., Smith & Nephew USD Ltd. and AMP-CF Holdings, LLC (together, the Bioventus Supporting Stockholders). The Bioventus Supporting Stockholders have agreed to vote their shares in (i) favor of the issuance of shares of the Company’s common stock in connection with the Transaction and against approval of any proposal made in opposition to, in competition with or inconsistent with the Misonix Merger Agreement. The Bioventus Supporting Stockholders are the beneficial owners of approximately 67.4% of the currently outstanding Class A and Class B common stock of the Company.
Other Matters
The unsecured PPP loan of $2,003 associated with Bioness was forgiven in July 2021. The loan amount was recorded in other current liabilities and restricted cash within the consolidated condensed balance sheet at July 3, 2021. Refer to Note 3. Business combinations and investments for further details.

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
Executive Summary
We are a global medical device company focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing process. We operate our business through two reportable segments, U.S. and International, and our portfolio of products is grouped into three verticals:
•Pain Treatments and Joint Preservation includes the legacy osteoarthritis (OA) joint pain treatment and joint preservation products, plus the Peripheral Nerve Stimulation (PNS) products sold previously by Bioness.
•Bone Graft Substitutes (BGS) is comprised of human tissue allograft and synthetic products used primarily in spine surgery; and
•Restorative Therapies includes the legacy minimally invasive fracture treatments, plus the rehabilitation products sold previously by Bioness.
The following table sets forth total net sales, net income and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	$109,816	$58,017	$191,594	$136,662
Net (loss) income	$(10,780)	$(5,980)	$13,748	$4,506
Adjusted EBITDA(1)	$19,887	$6,942	$30,957	$21,188
(1)See below under results of operations-Adjusted EBITDA for a reconciliation of net income to Adjusted EBITDA.
Recent Developments
Misonix Acquisition
On July 29, 2021, we entered into the Misonix Merger Agreement to acquire Misonix, Inc., a provider of minimally invasive therapeutic ultrasonic medical devices and regenerative products that enhance clinical outcomes, in a cash-and-stock transaction. The Transaction is expected to close in the fourth quarter of 2021 and is subject to regulatory approvals, the approval of our stockholders, Misonix stockholder approval and customary closing conditions. Misonix is a provider of minimally invasive therapeutic ultrasonic technologies and regenerative medicine.
Misonix stockholders will receive aggregate consideration that values Misonix at approximately $518.0 million on a fully diluted basis, based on the Company’s 7-day weighted average stock price of $16.6284 per share as of July 27, 2021. The Transaction involves both cash and stock consideration based on the election of the Misonix stockholder. Each share of Misonix Common Stock issued and outstanding immediately prior to the Transaction, will be converted into the right to receive either an amount in cash equal to $28.00 or 1.6839 validly issued, fully paid and non-assessable shares of Class A common stock of the Company, $0.001 par value per share, based on the election of the holder. The maximum cash amount payable by the Company will be an amount equal to $10.50 multiplied by the number of outstanding shares of Misonix Common Stock shortly prior to the completion of the Transaction. The Company expects to fund the cash portion of the acquisition with cash on hand and through committed financing provided by Wells Fargo Bank, National Association (Wells Fargo Bank). The number of shares held by Misonix stockholders electing to receive cash will be reduced on a pro rata basis if the cash elected to be received exceeds the maximum cash amount payable and will be paid with stock consideration of 1.6839 of shares of the Company’s Class A common stock.
Bioness Acquisition
On March 30, 2021, we completed the acquisition of Bioness, a global leader in neuromodulation and advanced rehabilitation medical devices through its innovative PNS therapy and premium advanced rehabilitation solutions.
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
These products play an essential role in helping patients regain mobility due to stroke, traumatic brain injury, multiple sclerosis and osteoarthritis, and are used by physical or occupational therapists in a clinical setting or by the patient at home, with the guidance of a clinician through telemedicine.
Bioness PNS Systems help patients suffering from pain after surgery on an extremity, which affects over 16 million patients each year globally, and addresses the growing need to reduce opioid usage.
Under the Merger Agreement pursuant to which we acquired Bioness (the Bioness Merger Agreement), we paid $48.9 million at the closing of the transaction and agreed to pay up to an additional $43.0 million of discounted contingent consideration related to the achievement of certain key milestones. The acquisition includes the entire portfolio of Bioness products as well as its research and development pipeline. The up-front consideration was funded exclusively through the use of cash on hand.
CartiHeal
On July 15, 2020, we entered into an Option and Equity Purchase Agreement with CartiHeal (2009) Ltd., a privately-held company headquartered in Israel and the developer of the proprietary Agili-C™ implant for the treatment of joint surface lesions in traumatic and osteoarthritic joint, and its shareholders. The agreement provides us with an exclusive option to acquire 100% of CartiHeal’s shares under certain conditions, or the Call Option, and provides CartiHeal with a put option that would require us to purchase 100% of CartiHeal’s shares under certain conditions, or the Put Option. The Put Option is only exercisable by CartiHeal upon pivotal clinical trial success, including achievement of certain secondary endpoints and FDA approval of the Agili-C device with a label consistent in all respects with pivotal clinical trial success. The pivotal clinical trial’s objective is to demonstrate the superiority of the Agili-C implant over the surgical standard of care, including microfracture and debridement, for the treatment of cartilage or osteochondral defects, in both osteoarthritic knees and knees without degenerative changes.
On August 2, 2021, CartiHeal provided us a statistical report containing the results of the pivotal clinical trial. We are currently reviewing the report to assess if it is consistent with the terms of the agreement and assessing the findings to determine if all required endpoints have been achieved. CartiHeal continues to work toward submitting the final, clinical module of a Modular Premarket Approval Application (PMA) in the fourth quarter of 2021 seeking FDA approval. We have the right to terminate the Call Option and Put Option at any time ending 30 days after receipt of the statistical report from CartiHeal upon payment of a break fee of $30.0 million. If we determine that the results satisfy the requirements of the contract, and elect not to exercise our right to terminate the Call Option and Put Option, we will be required to put $50.0 million into escrow as a deposit towards the purchase price. Consideration for the acquisition of all of the shares of CartiHeal, excluding those we own, pursuant to the Call Option or Put Option would be $314.9 million, all of which would be payable at closing, with an additional $150.0 million payable upon achievement of certain sales milestones related to Agili-C. Such closing would be subject to customary closing conditions. CartiHeal has announced that it expects to submit its PMA application to the FDA later this year.
BONES Trial
We submitted a supplemental PMA to the FDA in December 2020 seeking approval of an expanded indication for EXOGEN, specifically, for the adjunctive treatment of acute and delayed metatarsal fractures to reduce the risk of non-union. This PMA supplement was based on and supported by clinical data in metatarsal fractures from the ongoing B.O.N.E.S. study. In April 2021, we received a letter from the FDA identifying certain deficiencies in the PMA supplement that must be addressed before the FDA can complete its review of the PMA supplement. The deficiencies include concerns about the data and endpoints from the B.O.N.E.S. study, and requests for re-analyses of certain data and provision of other information to support the findings. We continue to evaluate the FDA’s comments and are initiating discussions with them to address their concerns. We can give no assurance that we will be able to resolve the deficiencies identified by the FDA in a timely manner, or at all. Consequently, the FDA’s decision on the PMA supplement may be delayed beyond the time originally anticipated. Moreover, if our responses do not satisfy the FDA’s concerns, the FDA may not approve our PMA supplement seeking to expand the indications for use of EXOGEN as proposed.

COVID-19 pandemic impact
In 2020, the COVID-19 pandemic spread around the world and in the United States. New variants of the virus have emerged, some of which have shown to be more contagious. The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to prevent or minimize the spread of the virus, and ongoing effects of the pandemic, including social distancing, travel restrictions, border closures, limitations on public gatherings, mandatory closure or reduced capacity of businesses, work from home, supply chain logistical changes and other measures, which caused global business disruptions and significant volatility in U.S. and international debt and equity markets. Our business, results of operations and financial condition have been and may continue to be, materially impacted by fluctuations in patient visits and elective procedures and any future temporary cessations of elective procedures and could be further impacted by delays in payments from customers, supply chain interruptions, extended “shelter-in-place” orders or advisories, facility closures or other reasons related to the pandemic. Furthermore, the long-term impact of COVID-19 on our business will depend on many factors, including, but not limited to, the duration and severity of the pandemic, the spread of new variants of the virus, new and ongoing measures taken in response to the pandemic, the availability, adoption and effectiveness of vaccines, the impact on economic activity from the pandemic and actions taken in response and the resulting impact it has on our partners, patients and communities in which we operate, all of which continue to be uncertain. As of the date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 could materially impact the Company’s financial conditions, liquidity or results of operations is uncertain.
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
The following table sets forth components of our condensed consolidated statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including depreciation and amortization)	30.5%	30.5%	29.1%	28.6%
Gross profit	69.5%	69.5%	70.9%	71.4%
Selling, general and administrative expense	62.9%	69.9%	54.1%	59.1%
Research and development expense	4.4%	4.5%	3.0%	3.5%
Change in fair value of contingent consideration	0.6%	—%	0.3%	—%
Depreciation and amortization	1.7%	3.1%	2.0%	2.7%
Impairment of variable interest entity assets	5.2%	—%	3.0%	—%
Operating (loss) income	(5.3)%	(8.0)%	8.5%	6.1%

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net (loss) income	$(10,780)	$(5,980)	$13,748	$4,506
Depreciation and amortization(a)	7,479	7,248	14,663	14,513
Income tax expense (benefit)	1,714	(110)	1,641	(71)
Interest expense (income)	1,681	2,834	(1,195)	5,215
Equity compensation(b)	5,853	255	(16,559)	(6,771)
COVID-19 benefits, net(c)	—	(1,101)	—	(1,101)
Succession and transition charges(d)	187	3,801	344	4,574
Foreign currency impact(e)	(12)	(46)	(64)	40
Acquisition and integration costs(f)	1,833	—	5,029	—
Inventory step-up costs(g)	2,106	—	2,106	—
Equity loss in unconsolidated investments(h)	432	—	901	—
Change in fair value of contingent consideration(i)	641	—	641	—
Impairments related to variable interest entity(j)	7,043	—	7,043	—
Other non-recurring costs(k)	1,710	41	2,659	283
Adjusted EBITDA	$19,887	$6,942	$30,957	$21,188
(a)Includes for the three months ended July 3, 2021 and June 27, 2020 and the six months ended July 3, 2021 and June 27, 2020, respectively, depreciation and amortization of $5,618, $5,292, $10,854 and $10,599 in cost of sales and $1,852, $1,813, $3,777 and $3,638 presented in the consolidated statements of operations and comprehensive (loss) income with the balance in research and development.
(b)The three and six months ended July 3, 2021 primarily includes equity-based compensation expense (income) resulting from awards granted under the Company’s current equity based compensation plan (2021 Plan) and compensation costs. The six months ended July 3, 2021 also includes the change in fair market value of accrued equity-based compensation related to the BV LLC Phantom Profits Interest Plan (Phantom Plan) due to expected pricing with our IPO. Equity compensation expenses for the three and six months ended June 27, 2020 represents compensation from the Company’s management incentive plan and Phantom Plan as well as the change in fair market value of accrued equity-based compensation related to the plans due to the impact of the COVID-19 pandemic on our business.
(c)Represents income resulting from the CARES Act offset by additional cleaning and disinfecting expenses and contract termination fees for canceled events.
(d)Primarily represents costs related to the CEO transition.
(e)Foreign currency impact represents realized and unrealized gains and losses from fluctuations in foreign currency and is included within other expense (income) in the consolidated statements of operations and comprehensive (loss) income.
(f)Represents costs incurred to acquire and integrate Bioness.
(g)Amortization of the inventory step-up associated with the Bioness acquisition.
(h)Represents CartiHeal equity investment losses.
(i)Represents change in fair value of contingent consideration resulting from the Bioness Acquisition.
(j)Represents loss on impairment of Harbor’s long-lived assets and the Company’s investment in Harbor.
(k)Other non-recurring costs primarily includes charges associated with strategic transactions, such as potential acquisitions and public company preparation costs, primarily accounting and legal fees.
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator of our operating performance. Our management uses Adjusted EBITDA principally as a measure of our operating performance and believes that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties frequently use it in their evaluation of the operating performance of companies in industries similar to ours. Our management also uses Adjusted EBITDA for planning purposes, including the preparation of our annual operating budget and financial projections. We define Adjusted EBITDA as net (loss) income before depreciation and amortization, provision of income taxes and interest expense, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include equity compensation, change in fair value of contingent consideration, Bioness acquisition costs, succession and transition charges, loss on impairment of intangible assets, losses associated with debt refinancing, foreign currency impact and other non-recurring costs. Adjusted EBITDA by segment is comprised of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs. The allocation of corporate overhead costs is determined based on various methods but is primarily based on a ratio of net sales by segment to total consolidated net sales.

Net sales

	Three Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
U.S.	$98,682	$53,166	$45,516	85.6%
International	11,134	4,851	6,283	129.5%
Net Sales	$109,816	$58,017	$51,799	89.3%

	Six Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
U.S.	173,220	$125,136	$48,084	38.4%
International	18,374	11,526	6,848	59.4%
Net Sales	$191,594	$136,662	$54,932	40.2%
Three months ended July 3, 2021 compared to June 27, 2020
U.S.
Net sales increased $45.5 million, or 85.6%. The changes in net sales by vertical are as follows:

•Pain Treatments and Joint Preservation	$24.6	million
•Restorative Therapies	$11.7	million
•Bone Graft Substitutes	$9.2	million
Revenue increased primarily due to volume growth as revenue in 2020 was negatively affected by the economic impact of the COVID-19 pandemic. The Bioness acquisition contributed $9.4 million in additional sales primarily within the Pain Treatments and Joint Preservation vertical.
International
Net sales increased $6.3 million, or 129.5%, primarily due to sales volume growth as revenue in 2020 was negatively affected by the economic impact of the COVID-19 pandemic. The Bioness acquisition contributed $2.5 million in additional sales, a majority of which was reported within our Pain Treatments and Joint Preservation vertical.
Six months ended July 3, 2021 compared to June 27, 2020
U.S.
Net sales increased $48.1 million, or 38.4%. The changes in net sales by vertical are as follows:

•Pain Treatments and Joint Preservation	$24.3	million
•Bone Graft Substitutes	$13.7	million
•Restorative Therapies	$10.1	million
Revenue increased primarily due to volume growth as revenue in 2020 was negatively affected by the economic impact of the COVID-19 pandemic. The Bioness acquisition contributed $9.4 million in additional sales primarily within the Pain Treatments and Joint Preservation vertical.
International
Net sales increased $6.8 million, or 59.4%, primarily due to sales volume growth as revenue in 2020 was negatively affected by the economic impact of the COVID-19 pandemic. The Bioness acquisition contributed $2.5 million in additional sales, a majority of which was reported within our Pain Treatments and Joint Preservation vertical.
Gross profit and gross margin

	Three Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
U.S.	$68,814	$37,328	$31,486	84.3%
International	7,499	3,021	4,478	148.2%
	$76,313	$40,349	$35,964

	Six Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
U.S.	$123,429	$90,014	$33,415	37.1%
International	12,440	7,571	4,869	64.3%
	$135,869	$97,585	$38,284

Gross margin	Three Months Ended			Six Months Ended
	July 3, 2021	June 27, 2020	Change	July 3, 2021	June 27, 2020	Change
U.S.	69.7%	70.2%	(0.5)%	71.3%	71.9%	(0.6)%
International	67.4%	62.3%	5.1%	67.7%	65.7%	2.0%
Total	69.5%	69.5%	—%	70.9%	71.4%	(0.5)%
Three months ended July 3, 2021 compared to June 27, 2020
U.S.
Gross profit increased $31.5 million, or 84.3%, primarily due to the increase in net sales. Gross margin remained consistent with the prior year comparable period.
International
Gross profit increased $4.5 million, or 148.2%, primarily due to the increase in net sales. Gross margin increased due to product mix.
Six months ended July 3, 2021 compared to June 27, 2020
U.S.
Gross profit increased $33.4 million, or 37.1%, primarily due to the increase in net sales. Gross margin remained consistent with the prior year comparable period.
International
Gross profit increased $4.9 million, or 64.3%, primarily due to the increase in net sales. Gross margin increased slightly due to product mix.
Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
Selling, general and administrative expense	$69,050	$40,533	$28,517	70.4%

	Six Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
Selling, general and administrative expense	$103,736	$80,809	$22,927	28.4%
Three months ended July 3, 2021 compared to June 27, 2020
Selling, general and administrative expenses increased $28.5 million, or 70.4%, primarily due to the impact of the COVID-19 pandemic on our business in 2020 as well as the Bioness Acquisition. The increases were primarily in the following areas:

•Compensation related expenses	$12.9	million
•Equity compensation	$5.1	million
•Consulting expense	$3.5	million
•Corporate and employee health insurance	$2.4	million
•Travel related expenses	$1.9	million
•Legal and accounting expenses	$1.5	million

Six months ended July 3, 2021 compared to June 27, 2020
Selling, general and administrative expenses increased $22.9 million, or 28.4%, primarily due to the impact of the COVID-19 pandemic on our business in 2020 as well as the Bioness Acquisition. The increases were primarily in the following areas:

•Compensation related expenses	$19.0	million
•Equity compensation excluding change in the fair value discussed further below	$6.6	million
•Consulting expense	$5.4	million
•Corporate and employee health insurance	$3.7	million
•Legal and accounting expenses	$3.3	million
These increases were partially offset by a higher change in fair value of our accrued equity-based compensation resulting in an increased net recovery of expense compared to the prior year of $15.6 million. The change in fair value for 2021 was due to adjustments to reflect the difference between the expected pricing from the pending IPO and the actual offering price. The change in fair value for 2020 was due to the impact of the COVID-19 pandemic on our business.
Research and development expenses

	Three Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
Research and development expense	$4,836	$2,596	$2,240	86.3%

	Six Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
Research and development expense	5,783	4,742	$1,041	22.0%
Three months ended July 3, 2021 compared to June 27, 2020
Research and development expense increased by $2.2 million, or 86.3%, partially due to our cost reduction efforts implemented during 2020 as a result of the COVID-19 pandemic as well as the Bioness acquisition. In addition, compensation related expenses increased $0.7 million and equity compensation increased $0.5 million.
Six months ended July 3, 2021 compared to June 27, 2020
Research and development expense increased by $1.0 million, or 22.0%, partially due to our cost reduction efforts implemented during 2020 as a result of the COVID-19 pandemic as well as the Bioness acquisition. In addition, compensation related expenses increased $1.0 million and equity compensation, excluding the change in fair value discussed below, increased $0.9 million. These increases were partially offset by a higher change in fair value of our accrued equity-based compensation resulting in an increased net recovery of expense totaling $1.8 million. The change in fair value during 2021 was due to adjustments to reflect the difference between the expected pricing from the pending IPO and the actual offering price. The change in fair value during 2020 was due to the impact of the COVID-19 pandemic on our business.
Change in fair value of contingent consideration
The $0.6 million change in fair value of Bioness Acquisition contingent consideration during the three and six months ended July 3, 2021 resulted from the change in present value of discounted cash flows due to the passage of time.
Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
Depreciation and amortization	$1,852	$1,813	$39	2.2%

	Six Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
Depreciation and amortization	3,777	3,638	$139	3.8%
Depreciation and amortization remained consistent with the three and six months ended June 27, 2020.

Impairment of variable interest entity assets
The Company terminated the Harbor Collaboration Agreement on June 8, 2021 which resulted in a $5.7 million impairment on Harbor’s long-lived asset balances, of which $5.2 million was recorded in loss attributable to noncontrolling interest. Refer to Note 3. Business combinations and investments within the Notes to the Unaudited Condensed Consolidated Financial statements of Part 1, Item 1. Financial Statements of this Form 10-Q for further details concerning the impairment and deconsolidation of Harbor.
Other (income) expense

	Three Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
Interest expense (income)	$1,681	$2,834	$(1,153)	(40.7)%
Other expense (income)	$1,645	$(1,337)	$2,982	NM

	Six Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
Interest expense (income)	$(1,195)	$5,215	$(6,410)	NM
Other expense (income)	$2,064	$(1,254)	$3,318	NM
NM = Not meaningful
Three months ended July 3, 2021 compared to June 27, 2020
Interest expense decreased $1.2 million primarily due to the change in the fair value of our interest rate swap resulting in decreased interest expense of $0.7 million.
Other expense increased $3.0 million primarily due to the impairment of our Harbor investment of $1.4 million and $0.4 million in net losses related to our equity investment in CartiHeal. In addition, we had other income in 2020 resulting from a $1.2 million Provider Relief Fund payment under the Coronavirus Aid, Relief and Economic Security Act (CARES Act).
Six months ended July 3, 2021 compared to June 27, 2020
Interest (income) expense changed $6.4 million. In conjunction with our IPO, we settled our equity participation right (EPR) liability resulting in interest income of $2.8 million. In addition, the change in the fair value of our interest rate swap resulted in interest income of $1.3 million during 2021 compared to interest expense of $2.0 million in 2020.
Other expense increased $3.3 million primarily due to the impairment of our Harbor investment of $1.4 million and $0.9 million in net losses related to our equity investment in CartiHeal. In addition, we had other income in 2020 resulting from a $1.2 million Provider Relief Fund payment under the CARES Act.
Income tax expense

	Three Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
Income tax expense (benefit)	$1,714	$(110)	$1,824	NM
Effective tax rate	18.9%	1.8%		17.1%

	Six Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
Income tax expense (benefit)	$1,641	$(71)	$1,712	NM
Effective tax rate	10.7%	1.6%		9.1%

Income tax expense increased for the three and six months ended July 3, 2021 and June 27, 2020 primarily due to the increase in our effective tax rate related to the change in structure resulting from our IPO and associated Up C partnership structure as well as the impact of non-deductible stock option expense during 2021.
Noncontrolling interest

	Three Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
Continuing LLC Owner	$1,478	$—	$1,478	NM
Harbor	5,176	214	4,962	NM
Total	$6,654	$214	$6,440

	Six Months Ended		Change
	July 3, 2021	June 27, 2020	$	%
Continuing LLC Owner	$1,397	$—	$1,397	NM
Harbor	5,665	672	4,993	NM
Total	$7,062	$672	$6,390
Subsequent to the IPO and Transactions, we are the sole managing member of BV LLC in which we own 72.2%. We have a majority economic interest, the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a non-controlling interest representing the 27.8% which is owned by the Continuing LLC Owner.
We stopped consolidating Harbor upon the termination of the Collaboration Agreement, as we ceased being the primary beneficiary because we no longer had the power to direct Harbor’s significant activities. Prior to the deconsolidation, our partial ownership and exclusive Collaboration Agreement with Harbor resulted in loss attributable to noncontrolling interest through June 8, 2021. The $5.0 million increase for both the three and six months ended July 3, 2021 and June 27, 2020 is primarily due to the $5.7 million impairment on Harbor’s long-lived asset balances.
Segment Adjusted EBITDA
Adjusted EBITDA for each of our reportable segments is as follows:

	Three Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
U.S.	$17,149	$7,439	$9,710	130.5%
International	$2,738	$(497)	$3,235	NM

	Six Months Ended		Change
(in thousands, except for percentage)	July 3, 2021	June 27, 2020	$	%
U.S.	$27,147	$21,151	$5,996	28.3%
International	$3,810	$37	$3,773	NM
Three months ended July 3, 2021 compared to June 27, 2020
U.S.
Adjusted EBITDA increased $9.7 million or 130.5% primarily due to a $31.5 million increase in gross profit resulting from higher sales. This increase was partially offset by the increase in compensation related charges of $15.1 million as previously discussed as well as higher public company costs.
International
Adjusted EBITDA increased $3.2 million primarily due to a $4.5 million increase in gross profit resulting from higher sales. This increase was partially offset by the increase in compensation related charges of $1.0 million previously discussed.

Six months ended July 3, 2021 compared to June 27, 2020
U.S.
Adjusted EBITDA increased $6.0 million or 28.3% primarily due a $33.4 million increase in gross profit resulting from the increase in sales. This increase was partially offset by the increase in compensation related charges of $21.3 million previously discussed as well as higher public company costs.
International
Adjusted EBITDA increased $3.8 million primarily due to a $4.9 million increase in gross profit resulting from the increase in sales. This increase was partially offset by the increase in compensation related charges of $1.1 million previously discussed.
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
Misonix Acquisition
For information regarding our recently announced acquisition of Misonix, see above under “Recent Developments.”
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
Cash, cash equivalents and restricted cash as of July 3, 2021 totaled $138.1 million compared to $86.8 million as of December 31, 2020. The increase in cash was primarily due to the following:

	Six Months Ended		Change
(in thousands)	July 3, 2021	June 27, 2020	$	%
Net cash from operating activities	$(713)	$25,511	$(26,224)	(102.8)%
Net cash from investing activities - continuing operations	(49,296)	(1,202)	(48,094)	NM
Net cash from financing activities	101,409	37,425	63,984	171.0%
Net cash from discontinued operations	—	172	(172)	(100.0)%
Effect of exchange rate changes on cash	(171)	(186)	15	(8.1)%
Net change in cash, cash equivalents and restricted cash	$51,229	$61,720	$(10,491)	(17.0)%
NM = Not Meaningful
Operating Activities
Net cash from operating activities decreased $26.2 million, primarily due to the following:
•Compensation and annual incentive plan payments increased $14.9 million during 2021;
•Completed and potential acquisition expenses increased in 2021 as well as other nonrecurring costs of $8.3 million;
•Larger net settlements in 2021 with the sole MIP awardee of $4.3 million;
•Tax payments increased $5.9 million during 2021;
•Larger directors and officers annual insurance premiums in 2021 for $4.6 million;
•Settlement of our EPR liability for $3.3 million occurred in 2021 and;
•Higher inventory purchases during 2021 of $2.9 million.
The above uses of cash were partially offset by:
•An increase of $21.4 million in net collections during 2021, primarily due to the economic impact of COVID-19 during 2020.
Investing Activities
Cash flows used in investing activities increased $48.1 million, primarily due to the $45.8 million acquisition of Bioness as well as $1.6 million in capital expenditures.
Financing Activities
Cash flows provided by financing activities increased $64.0 million, primarily due to the $107.8 million in net proceeds from the issuance of Class A common stock sold during our IPO and a $9.9 million decrease in net partner distributions. These increases were partially offset with no draws on our revolving credit facility compared to prior year draw of $49.0 million and a $5.0 million increase in debt payments due to the timing of our quarter ends and the scheduled escalation in quarterly principal payments.
Credit Facilities
There have been no material changes to our outstanding indebtedness or the terms of and available borrowing capacity under our credit facilities as disclosed in our 2020 10-K. We were in compliance with all required financial covenants as of July 3, 2021.

In connection with the Misonix Transaction, the Company entered into a debt commitment letter with Wells Fargo Bank, effective July 29, 2021. Wells Fargo Bank has committed to provide a senior secured term loan facility (Term Loan Facility) in the aggregate principal amount of up to $262.0 million plus, at the Company’s election, an amount sufficient to fund any original issue discount or upfront fees, subject to customary closing conditions. The Term Loan Facility stipulates a prepayment of $80.0 million on the existing Term Loan under the 2019 Credit Agreement.
The proceeds of the Term Loan Facility would be available through a single draw on the closing date of the Transaction and shall be used (i) to finance the Transaction; (ii) pay related fees, premiums and expenses and (iii) for working capital needs and general corporate purposes of the Company, including without limitation for permitted acquisitions. The Term Loan Facility would have a three year term that would bear interest at either the base rate as prescribed in the Term Loan under the 2019 Credit Agreement or the Eurodollar rate, and, in each case, plus an applicable margin.
Other
For information regarding Commitments and Contingencies, refer to Note 9. Commitments and contingencies and Note 3. Business combinations and investments to the Notes to the Unaudited Condensed Consolidated Financial statements of Part 1, Item 1. Financial Statements of this Form 10-Q.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
We acquired leases as part of the Bioness Acquisition, which resulted in increases to contractual lease commitments previously disclosed in our 2020 10-K of $489, $808, $775, $776 and $638 for the years ended December 31, 2021, 2022, 2023, 2024 and 2025, respectively. In addition, see above under “Recent Developments –Misonix Acquisition” for a description of contractual obligations under the Merger Agreement that are subject to regulatory approvals, stockholder approvals and other customary closing conditions. Other than the foregoing, there have been no material changes to our contractual obligations s disclosed in our 2020 10-K.
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
Contingent Consideration
The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Key assumptions used to estimate the fair value of contingent consideration include revenue and the probability of achieving the specific targets. After the initial valuation, the Company will use its best estimate to measure contingent consideration at each subsequent reporting period. Gains and losses are recorded with selling, general and administrative expenses within the consolidated statements of operations and comprehensive (loss) income.
Recently Issued Accounting Pronouncements
Refer to Note 1. Organization, in the Notes to the Unaudited Condensed Consolidated Financial statements of Part 1, Item 1. Financial Statements of this Form 10-Q for detailed information regarding the status of recently issued accounting pronouncements.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 3, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Prior to the closing of our acquisition of Bioness, Bioness had been named as a defendant in a lawsuit, for which we are indemnified for under the indemnification provisions contained in the Bioness Merger Agreement. The case relates to an action brought in February 2021 in the Delaware State Court of Chancery by a former minority shareholder and director of Bioness, seeking a temporary restraining order contesting our acquisition of Bioness. While the complaint to block the Bioness acquisition was dismissed by the court, a separate action was brought against the Company under the indemnification provisions of the Bioness Certificate of Incorporation to recover $1.2 million in attorney fees and other expenses incurred by the director and shareholder in connection with the dismissed case. The Company is vigorously defending the matter. No hearing date has been set.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading Risk Factors included in our 2020 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. The below update to our Risk Factors as those presented in our 2020 10-K results from the potential acquisition of Misonix.
Risks Related to the Proposed Acquisition of Misonix
We are subject to various risks related to the proposed acquisition of Misonix.
We have entered into a merger agreement with Misonix pursuant to which we have agreed to acquire Misonix. The risks, contingencies and other uncertainties that could result in the failure of the proposed acquisition to be completed or, if completed, that could have a material adverse effect on our business, financial condition or results of operations following the proposed acquisition, and any anticipated benefits of the proposed acquisition, include:
•the failure to obtain necessary stockholder approvals for the share issuance and the adoption of the merger agreement;
•the failure to satisfy required closing conditions or complete the proposed acquisition in a timely manner or at all;
•the effect of the announcement of the proposed acquisition on each company’s ability to retain and hire key personnel, maintain business relationships, and on operating results and the businesses generally;
•the ability of Misonix to pursue alternatives to the proposed acquisition with us pursuant to the merger agreement;
•the diversion of our management’s attention from our core business as we work to take all steps necessary to close the transaction and integrate Misonix’s business into ours;
•the issuance of additional equity in connection with the acquisition may dilute our stockholders and the uncertainties related to the potential impact of the proposed acquisition on our stock price;
•the inability to achieve the anticipated synergies and our incurrence of significant transaction related costs in connection with the proposed acquisition that are, and will be, incurred regardless of whether the proposed acquisition is completed; and
•the occurrence of any event giving rise to the right to terminate the merger agreement.
Our future results following the proposed acquisition will suffer if we do not effectively manage the expanded operations or successfully integrate the businesses of Misonix.
Our future success will depend, in part, upon our ability to manage the expanded business, including challenges related to the management and monitoring of new operations and associated increased costs and complexity associated with the acquisition of Misonix and other acquisitions. If we are not able to successfully complete integrations in an efficient and effective manner, the anticipated benefits of these acquisitions may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely. An inability to realize the full extent of the anticipated benefits of the proposed acquisitions, as well as any delays encountered in the integration processes, could have an adverse effect upon on our business, financial condition or results of operations. In addition, the actual integrations may result in additional and unforeseen expenses, including increased legal, accounting and compliance costs.

Failure to complete the proposed acquisition may negatively impact our share price, the future business and our financial results.
If the proposed acquisition is not completed on a timely basis, our and Misonix ongoing businesses may be adversely affected. If the proposed acquisition is not completed at all, we will be subject to a number of risks, including the following:
•being required to pay costs and expenses relating to the transactions, such as legal, accounting, financial advisory and printing fees; and
•time and resources committed by our management to matters relating to the proposed acquisition could otherwise have been devoted to pursuing other beneficial opportunities.
If the proposed acquisition is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed acquisition will be completed and that the related benefits will be realized, or a market perception that the proposed acquisition was not completed due to an adverse change in our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended July 3, 2021.
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

BIOVENTUS INC.

August 11, 2021	/s/ Gregory O. Anglum
Date	Gregory O. Anglum
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)