Form 10-Q
period 2022-04-02
Bioventus Inc.
filed 2022-05-11
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of May 2, 2022, there were 61,360,214 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to "Bioventus," "we," "us," "our," "the Company," and similar references refer to Bioventus Inc. and its consolidated subsidiaries, including Bioventus LLC (BV LLC).
This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended (Securities Act), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements regarding our business strategy, including, without limitation, expectations relating to our recent acquisitions of Misonix and Bioness and our pending acquisition of CartiHeal, use of proceeds from our recent notes offering, expected expansion of our pipeline and research and development investment, new therapy launches, our operations and expected financial performance and condition, and impacts of the COVID-19 pandemic and inflation. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things, our business may continue to experience adverse impacts as a result of the COVID-19 pandemic; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; we may be unable to raise the capital necessary to complete the CartiHeal acquisition and our ability to raise additional funds in the future may be limited; if we are unable to consummate the CartiHeal transaction, we will incur substantial costs and may be subject to forfeiture of the $50.0 million advance paid into escrow or other legal action; we may be unable to successfully commercialize newly developed or acquired products or therapies in the United States; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; the proposed down classification of non-invasive bone growth stimulators, including our Exogen system, by the U.S. Food and Drug Association (FDA) could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of Exogen; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products including potential changes to the reimbursement rates available for our HA viscosupplement products; pricing pressure and other competitive factors; we may be unable to complete proposed acquisitions or to successfully integrate proposed or recent acquisitions in a cost-effective and non-disruptive manner; governments outside the United States may not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; the reclassification of our HA products from medical devices to drugs in the United States by the FDA could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; issues relating to the supply of our products, potential supply chain disruptions and the increased cost of parts and components using in the manufacturer of our products due to inflation; and our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products; failure to maintain contractual relationships; security breaches, unauthorized disclosure of information, denial of service attacks or the perception that confidential information in our possession is not secure; failure of key information technology and communications systems, process or sites; risks related to international sales and operations; risks related to our debt and future capital needs; failure to comply extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; the FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; if clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; legislative or regulatory reforms; risks related to intellectual property matters; and other important factors described in Part I, Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K as updated by this Form 10-Q and as may be further from time to time in our other filings with the SEC. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Part I. Financial Information
Item 1. Financial Statements
Bioventus Inc.
Consolidated condensed statements of operations and comprehensive (loss) income
Three months ended April 2, 2022 and April 3, 2021
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$117,290	$81,778
Cost of sales (including depreciation and amortization of $9,218 and $5,236 respectively)	41,588	22,222
Gross profit	75,702	59,556
Selling, general and administrative expense	86,124	34,686
Research and development expense	6,928	947
Restructuring costs	577	—
Change in fair value of contingent consideration	269	—
Depreciation and amortization	3,254	1,925
Operating (loss) income	(21,450)	21,998
Interest income, net	(1,550)	(2,876)
Other expense	38	419
Other income	(1,512)	(2,457)
(Loss) income before income taxes	(19,938)	24,455
Income tax benefit	(5,132)	(73)
Net (loss) income	(14,806)	24,528
Loss attributable to noncontrolling interest	3,529	408
Net (loss) income attributable to Bioventus Inc.	$(11,277)	$24,936

Net (loss) income	$(14,806)	$24,528
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustments	(682)	(1,156)
Comprehensive (loss) income	(15,488)	23,372
Comprehensive loss attributable to noncontrolling interest	3,669	408
Comprehensive (loss) income attributable to Bioventus Inc.	$(11,819)	$23,780

Loss per share of Class A common stock, basic and diluted(1):	$(0.19)	$(0.02)

Weighted-average shares of Class A common stock outstanding, basic and diluted(1):	60,484,969	41,797,882

(1) Per share information for the three months ended April 2, 2021 represents loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding from February 16, 2021 through October 2, 2021, the period following Bioventus Inc.'s initial public offering and related transactions described in Note 1. Organization and Note 8. Earnings per share within the Notes to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated condensed balance sheets as of April 2, 2022 (Unaudited) and December 31, 2021
(Amounts in thousands, except share amounts)

	April 2, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$27,374	$43,933
Restricted cash	5,280	5,280
Accounts receivable, net	119,288	124,963
Inventory	64,691	61,688
Prepaid and other current assets	28,762	27,239
Total current assets	245,395	263,103

Restricted cash, less current portion	50,000	50,000
Property and equipment, net	24,856	22,985
Goodwill	147,968	147,623
Intangible assets, net	681,369	695,193
Operating lease assets	18,738	17,186
Deferred tax assets	—	481
Investment and other assets	28,811	29,291
Total assets	$1,197,137	$1,225,862

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,500	$16,915
Accrued liabilities	124,804	131,473
Accrued equity-based compensation	—	10,875
Current portion of long-term debt	20,292	18,038
Other current liabilities	3,926	3,558
Total current liabilities	171,522	180,859

Long-term debt, less current portion	348,039	339,644
Deferred income taxes	116,020	133,518
Contingent consideration	16,598	16,329
Other long-term liabilities	23,040	21,723
Total liabilities	675,219	692,073

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value 250,000,000 shares authorized as of April 2, 2022 and December 31, 2021, 61,357,270 and 59,548,504 shares issued and outstanding as of April 2, 2022 and December 31, 2021, respectively	62	59
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of April 2, 2022 and December 31, 2021	16	16
Additional paid-in capital	467,940	465,272
Accumulated deficit	(17,879)	(6,602)
Accumulated other comprehensive (loss) income	(363)	179
Total stockholders’ equity attributable to Bioventus Inc.	449,776	458,924
Noncontrolling interest	72,142	74,865
Total stockholders’ equity	521,918	533,789
Total liabilities and stockholders’ equity	$1,197,137	$1,225,862
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated condensed statements of changes in stockholders’ and members’ equity
Three months ended April 2, 2022 and April 3, 2021
(Amounts in thousands, except share amounts)
(Unaudited)

Three Months Ended April 2, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In -Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2021	59,548,504	$59	15,786,737	$16	$465,272	$179	$(6,602)	$74,865	$533,789
Issuance of Class A common stock	1,808,766	3	—	—	2,077	—	—	—	2,080
Net loss	—	—	—	—	—	—	(11,277)	(3,529)	(14,806)
Equity based compensation	—	—	—	—	3,943	—	—	946	4,889
Tax withholdings on equity compensation awards	—	—	—	—	(3,352)	—	—	—	(3,352)
Translation adjustment	—	—	—	—	—	(542)	—	(140)	(682)
Balance at April 2, 2022	61,357,270	$62	15,786,737	$16	$467,940	$(363)	$(17,879)	$72,142	$521,918

Three Months Ended April 3, 2021
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In -Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders' and Members’ Equity
Balance at December 31, 2020	$144,160	—	$—	—	$—	$—	$—	$—	$—	$144,160
Prior to Organizational Transactions:
Refund from members	123	—	—	—	—	—	—	—	—	123
Equity-based compensation	(39)	—	—	—	—	—	—	—	—	(39)
Net income	25,977	—	—	—	—	—	—	—	—	25,977
Other comprehensive loss	(1,507)	—	—	—	—	—	—	—	—	(1,507)
Effect of Organizational Transactions	(168,714)	31,838,589	32	15,786,737	16	33,618	—	—	79,119	(55,929)
Subsequent to Organizational Transactions:
Initial public offering, net of offering costs	—	9,200,000	9	—	—	106,441	—	—	—	106,450
Issuance of Class A common stock for equity plans	—	—	—	—	—	—	—	—	—	—
Distribution to Continuing LLC Owner	—	—	—	—	—	1,398	—	—	(1,510)	(112)
Net loss	—	—	—	—	—	—	—	(1,041)	(408)	(1,449)
Equity based compensation	—	—	—	—	—	1,466	—	—	517	1,983
Other comprehensive income	—	—	—	—	—	—	451	—	174	625
Balance at April 3, 2021	$—	41,038,589	$41	15,786,737	$16	$142,923	$451	$(1,041)	$77,892	$220,282

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated condensed statements of cash flows
Three months ended April 2, 2022 and April 3, 2021
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating activities:
Net (loss) income	$(14,806)	$24,528
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,479	7,184
Provision for expected credit losses	1,152	191
Equity-based compensation from 2021 Stock Incentive Plan	4,889	1,944
Profits interest plan, liability-classified and other equity awards compensation	—	(24,356)
Change in fair value of contingent consideration	269	—
Change in fair value of interest rate swap	(3,924)	(1,565)
Deferred income taxes	(17,018)	83
Change in fair value of Equity Participation Rights	—	(2,774)
Other, net	247	392
Changes in operating assets and liabilities:
Accounts receivable	4,416	2,612
Inventories	326	(3,051)
Accounts payable and accrued expenses	(7,915)	(14,073)
Other current assets and liabilities	(1,134)	(9,157)
Net cash from operating activities	(21,019)	(18,042)
Investing activities:
Acquisitions, net of cash acquired	(236)	(45,791)
Purchase of property and equipment	(2,960)	(1,370)
Investments and acquisition of distribution rights	(1,478)	513
Net cash from investing activities	(4,674)	(46,648)
Financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	—	110,410
Proceeds from issuance of Class A and B common stock	2,080	16
Tax withholdings on equity-based compensation	(3,352)	—
Borrowing on revolver	15,000	—
Payments on long-term debt	(4,509)	(3,750)
Refunds from members	—	854
Other, net	(14)	(4)
Net cash from financing activities	9,205	107,526
Effect of exchange rate changes on cash	(71)	(221)
Net change in cash, cash equivalents and restricted cash	(16,559)	42,615
Cash, cash equivalents and restricted cash at the beginning of the period	99,213	86,839
Cash, cash equivalents and restricted cash at the end of the period	$82,654	$129,454
Supplemental disclosure of noncash investing and financing activities
Accrued member distributions	$—	$572
Accounts payable for purchase of property, plant and equipment	$76	$157

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Notes to the unaudited consolidated condensed financial statements
(Amounts in thousands, except unit and share amounts)
1. Organization
The Company
Bioventus Inc. (together with its subsidiaries, the Company) was formed as a Delaware corporation for the purpose of facilitating an initial public offering (IPO) and other related transactions in order to carry on the business of Bioventus LLC and its subsidiaries (BV LLC). Bioventus Inc. functions as a holding company with no direct operations, material assets or liabilities other than the equity interest in BV LLC. BV LLC, is a limited liability company formed under the laws of the state of Delaware on November 23, 2011 and operates as a partnership. BV LLC commenced operations in May 2012. The Company is focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing processes. The Company is headquartered in Durham, North Carolina and has approximately 1,150 employees.
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
•Amended and restated the limited liability company agreement of BV LLC (BV LLC Agreement), to, among other things, (i) provide for a new single class of common membership interests in BV LLC (LLC Interests), (ii) exchange all of the existing membership interests in BV LLC (Original BV LLC Owners) for new LLC Interests and (iii) appoint Bioventus Inc. as the sole managing member of BV LLC. Refer to Note 7. Stockholders’ equity for further information.
•Amended and restated the Bioventus Inc. certificate of incorporation to, among other things, (i) provide for an increase in the authorized shares of Class A common stock; (ii) provide for Class B common stock with voting rights but no economic interest, which shares were issued to the Original BV LLC Owners on a one-for-one basis with the number of LLC Interests they owned; and (iii) provide for undesignated preferred stock. Refer to Note 7. Stockholders’ equity for further information.
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
Interim periods
The Company reports quarterly interim periods on a 13-week basis within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Each quarter ends on the Saturday closest to calendar quarter-end, with the exception of the fourth quarter, which ends on December 31. The 13-week quarterly periods for fiscal year 2022 end on April 2, July 2 and October 1. Comparable periods for 2021 ended on April 3, July 3 and October 2. The fourth and first quarters may vary in length depending on the calendar year.

Unaudited interim financial information
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K. The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements of the Company but does not include all the disclosures required by U.S. GAAP.
Recent accounting pronouncements
The Company has elected to comply with non-accelerated public company filer effective dates of adoption. Therefore, the required effective dates for adopting new or revised accounting standards are generally earlier than when emerging growth companies are required to adopt.
2. Balance sheet information
Cash, cash equivalents and restricted cash
A summary of cash and cash equivalents and restricted cash is as follows:

	April 2, 2022	December 31, 2021
Cash and cash equivalents	$27,374	$43,933
Restricted cash
Current	5,280	5,280
Noncurrent	50,000	50,000
	$82,654	$99,213
Current restricted cash consists of an escrow deposit with a financial institution for the purpose of paying a Paycheck Protection Program loan acquired as part of a business combination and noncurrent restricted cash consists of an escrow deposit with a financial institution for a potential future acquisition. Refer to Note 3. Acquisitions and investments for further information.
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
Accounts receivable, net of allowances, consisted of the following as of:

	April 2, 2022	December 31, 2021
Accounts receivable	$123,542	$128,365
Less: Allowance for credit losses	(4,254)	(3,402)
	$119,288	$124,963
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

Changes in credit losses were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Beginning balance	$(3,402)	$(3,990)
Provision	(1,152)	(191)
Write-offs	369	406
Recoveries	(69)	(36)
Ending balance	$(4,254)	$(3,811)
Inventory
Inventory consisted of the following as of:

	April 2, 2022	December 31, 2021
Raw materials and supplies	$14,324	$12,213
Finished goods	51,669	50,805
Gross	65,993	63,018
Excess and obsolete reserves	(1,302)	(1,330)
	$64,691	$61,688
Prepaid and other current assets
Prepaid and other current assets consisted of the following as of:

	April 2, 2022	December 31, 2021
Prepaid taxes	$7,153	$12,236
Prepaid and other current assets	21,609	15,003
	$28,762	$27,239
Accrued liabilities
Accrued liabilities consisted of the following as of:

	April 2, 2022	December 31, 2021
Gross-to-net deductions	$66,665	$67,945
Bonus and commission	12,016	23,342
Compensation and benefits	10,202	10,665
Income and other taxes	15,736	8,139
Other liabilities	20,185	21,382
	$124,804	$131,473

3. Acquisitions and investments
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
As of April 2, 2022, the purchase price allocation for the Misonix Acquisition was preliminary in nature and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized, including tax liabilities and other working capital accounts. Nearly 100% of the goodwill represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the Misonix Acquisition. The goodwill is not tax deductible and was allocated to the U.S. reporting unit for purposes of the evaluation for any future goodwill impairment.

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
Bioness, Inc.
On March 30, 2021, the Company acquired 100% of the capital stock of Bioness, Inc. (Bioness Acquisition) for $48,933 in cash and $15,500 in contingent consideration. Bioness, Inc. (Bioness) is a global leader in neuromodulation and advanced rehabilitation medical devices through its innovative peripheral nerve stimulation therapy and premium advanced rehabilitation solutions.
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
Consolidated Pro Forma Results
The results of operations of Misonix have been included in the accompanying consolidated financial statements since the October 29, 2021 acquisition date. The Company’s consolidated statements of operations reflect net sales and net loss attributable to Misonix of $19,423 and $7,347, respectively, for the three months ended April 2, 2022.
The results of operations for Misonix and Bioness have been included in the accompanying consolidated financial statements since their respective acquisition dates of October 29, 2021 and March 30, 2021. Revenue and earnings including the Bioness and Misonix operations as if the companies were acquired at January 1, 2021 are as follows:

Three Months Ended
April 3, 2021
Net sales	$109,072
Net (loss) income	$20,831

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
Equity Method
On January 30, 2018, the Company purchased 337,397 shares of Series F Convertible Preferred Stock of CartiHeal (2009) Ltd. (CartiHeal), a privately held entity, for $2,500. On January 22, 2020, the Company made an additional $152 investment in CartiHeal, through a Simple Agreement for Future Equity (SAFE). On July 15, 2020, CartiHeal completed the future equity financing and the Company received 12,825 in Series G-1 Preferred Shares resulting in the SAFE being terminated. In addition, on July 15, 2020, the Company entered into an Option and Equity Purchase Agreement with CartiHeal (Option Agreement). Under the terms of the agreement, the Company purchased 1,014,267 shares of CartiHeal Series G Preferred Shares for $15,000. The Company has a 10.03% equity ownership of CartiHeal’s fully diluted shares and its investment carrying value was $16,370 and $16,771 as of April 2, 2022 and December 31, 2021, respectively. The investment does not have a readily determinable fair value and is included within investments and other assets on the consolidated balance sheets. Beginning in July 2020, the Company was able to exercise significant influence over CartiHeal but did not have control and as a result the investment was recognized as an equity method investment. Net losses from equity method investments for the three months ended April 2, 2022 and April 3, 2021 totaled $401 and $469 respectively, which are included in other expense on the consolidated statement of operations and comprehensive income.
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
In April 2022, the Company exercised its Call Option to acquire all of the remaining shares of CartiHeal, excluding shares already owned by the Company, for approximately $314,895. An additional $134,955 may become payable upon achievement of $100,000 in trailing twelve month sales. The Company’s decision to exercise the option follows the U.S. Food and Drug Administration’s March 29, 2022 premarket approval of CartiHeal’s Agili-CTM implant.

4. Financial instruments
Long-term debt consists of the following:

	April 2, 2022	December 31, 2021
Term Loan due December 2026 (2.46% at April 2, 2022)	$356,240	$360,750
Revolver due December 2026 (2.46% at April 2, 2022)	15,000	—
Less:
Current portion of long-term debt	(20,292)	(18,038)
Unamortized debt issuance cost	(1,600)	(1,687)
Unamortized discount	(1,309)	(1,381)
	$348,039	$339,644
The 2019 Credit Agreement requires the Company to comply with financial and other covenants. The Company complied with all covenants as of April 2, 2022. The 2019 Credit Agreement contains a $50,000 revolving credit facility, from which there was $15,000 in outstanding borrowings as of April 2, 2022 and none at December 31, 2021.
The estimated fair value of the Term Loan as of April 2, 2022 was $322,768. The fair value of these obligations was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar obligations and are classified as Level 2 instruments within the fair value hierarchy.
The Company enters into interest rate swap agreements to limit its exposure to changes in the variable interest rate on its long-term debt. The Company has one non-designated interest rate swap agreement and has no other active derivatives. The swap is carried at fair value on the balance sheet (Refer to Note 5. Fair value measurements) with changes in fair value recorded as interest income or expense within the consolidated statements of operations and comprehensive (loss) income. Net interest income of $3,924 and $1,565 were recorded related to the change in fair value of the interest rate swap for the three months ended April 2, 2022 and April 3, 2021, respectively.
The notional amount of the swap totaled $100,000, or 28.1% of the Term Loan outstanding principal at April 2, 2022. The swap locked in the variable portion of the interest rate on the $100,000 notional at 0.64%.
5. Fair value measurements
The process for determining fair value has not changed from that described in the Company’s 2021 Annual Report on Form 10-K.
There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 inputs. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 2 and Level 3 inputs:

	April 2, 2022			December 31, 2021
	Total	Level 2	Level 3	Total	Level 2	Level 3
Assets:
Interest rate swap	$5,052	$5,052	$—	$1,128	$1,128	$—
Liabilities:
Contingent consideration	16,598	—	16,598	16,329	—	16,329
Interest rate swap
The Company values interest rate swaps using discounted cash flows. Forward curves and volatility levels are used to estimate future cash flows that are not certain. These are determined using observable market inputs when available and based on estimates when not available. The fair value of the swap was recorded in the Company’s consolidated balance sheets within prepaid and other current assets. Changes in fair value are recognized as interest income or expense within the consolidated statements of operations and comprehensive (loss) income.

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
Key assumptions used to estimate the fair value of contingent consideration include projected financial information, market data and the probability and timing of achieving the specific targets as discussed in Note 3. Acquisitions and investments. After the initial valuation, the Company generally uses its best estimate to measure contingent consideration at each subsequent reporting period using the following unobservable Level 3 inputs:

	Valuation Technique	Unobservable inputs	Range
Bioness contingent consideration	Discounted cash flow	Payment discount rate	6.4% - 6.8%
		Payment period	2024 - 2025
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table resulted from the March 30, 2021 Bioness acquisition, which is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. Changes in contingent consideration related to the Bioness acquisition totaled $269 for the three months ended April 2, 2022, and were recorded as the change in fair value of contingent consideration within the consolidated statements of operations and comprehensive (loss) income.
Management incentive plan (MIP) and liability-classified awards
BV LLC had operated two equity-based compensation plans, the management incentive plan (MIP) and the BV LLC Phantom Profits Interest Plan (Phantom Plan and, together with the MIP, the Plans), which were terminated on February 11, 2021 in connection with the Company’s IPO. Awards granted under the MIP Plan and the 2015 Phantom Units were liability-classified and the 2012 Phantom Units were equity-classified. Prior to the IPO and during the three months ended April 3, 2021, the Company settled the remaining 183,078 units with the sole MIP awardee for $10,802. No awards under the Plans were granted post-IPO and the Phantom Plan awards were settled 12 months following the termination. Vested awardees whose BV LLC employment terminated prior to the IPO had their awards settled in March 2022 for $10,413, which was included in accrued equity-based compensation on the consolidated condensed balance sheets at December 31, 2021. Awardees that were active BV LLC employees at the IPO were entitled to receive an aggregate of 798,422 shares of Class A common stock. In February 2022, awardees received 538,203 shares of Class A common stock, of which 260,219 shares were withheld to satisfy employee payroll taxes.
6. Equity-based compensation
Terminated plans
Prior to the IPO, BV LLC operated two equity-based compensation plans, the MIP and the Phantom Plan, which were terminated on February 11, 2021 in conjunction with the IPO. Prior to the Plans termination, during the three months ended April 3, 2021, (i) the Company granted 90,000 Phantom Plan units; (ii) there were no MIP awards granted; (iii) 900 Phantom Plan units were forfeited and (iv) other Phantom Units were redeemed for $479. Compensation expense related to the Phantom Plan totaled $829 for the three months ended April 3, 2021. This amount excludes the $25,185 decrease in fair market value of accrued equity-based compensation due to adjustments to reflect the difference between the expected pricing from the pending IPO and the actual offering price, of which $1,777 was recorded in research and development expense within the consolidated statement of operations and comprehensive (loss) income for the three months ended April 3, 2021.
2021 Plan
The Company operates an equity-based compensation plan (2021 Plan), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (RSUs), other stock-based awards, and cash awards (collectively, Awards). As of April 2, 2022, 11,873,784 shares of Class A common stock were authorized to be awarded and 2,876,822 shares were available for awards.
Equity-based compensation expense of $4,731 and $1,944 was recognized for the three months ended April 2, 2022 and April 3, 2021, respectively, for Awards granted under the 2021 Plan. The expense is primarily included in selling, general and administrative expense with a nominal amount in research and development expense on the consolidated statement of operations and comprehensive (loss) income based upon the classification of the employee. There was a $1,225 income tax benefit related to this expense for the three months ended April 2, 2022. There was no income tax benefit related to equity-based compensation expense for three months ended April 3, 2021.

Restricted Stock Units
During the three months ended April 2, 2022, the Company granted time-based RSUs which vest at various dates through March 14, 2026. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to the RSUs totaled $13,321 at April 2, 2022, and is expected to be recognized over a weighted average period of approximately 3.39 years. A summary of the RSU award activity for the three months ended April 2, 2022 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2021	1,024	$14.41
Granted	903	12.66
Vested	(734)	14.74
Forfeited or canceled	(33)	13.50
Unvested at April 2, 2022	1,160	12.86
Stock Options
During the three months ended April 2, 2022, the Company granted time-based stock options which vest over 2 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 2 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the three months ended April 2, 2022 is shown in the following table.

Risk-free interest rate	1.8% - 2.1%
Expected dividend yield	—%
Expected stock price volatility	33.2% - 33.4%
Expected life of stock options (years)	6.25
The weighted-average grant date fair value of options granted during the three months ended April 2, 2022 was $4.68. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options amounted to $18,380 at April 2, 2022, and is expected to be recognized over a weighted average period of approximately 3.77 years.
A summary of stock option activity is as follows for the three months ended April 2, 2022 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2021	8,364	$11.16
Granted	2,099	12.66
Exercised	(227)	8.73
Forfeited or canceled	(295)	13.09
Outstanding at April 2, 2022	9,941	11.48	8.21	$22,184
Exercisable and vested at April 2, 2022	4,498	$9.58	6.86	$18,262
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s common stock for options that had exercise prices lower than $13.63, the closing price of the Company’s stock on April 1, 2022.

Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of April 2, 2022, the aggregate number of shares reserved for issuance under the ESPP was 398,532. A total of 48,993 shares were issued and $158 of expense was recognized during the three months ended April 2, 2022. No shares were issued under the ESPP during the three months ended April 3, 2021.
7. Stockholders’ equity
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
Noncontrolling interest
In connection with any redemption, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the three months ended April 2, 2022 or during the year ended December 31, 2021. The following table summarizes the ownership interest in BV LLC as of April 2, 2022 and December 31, 2021 (number of units in thousands):

	April 2, 2022		December 31, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	61,357	79.5%	59,548	79.0%
Continuing LLC Owner	15,787	20.5%	15,787	21.0%
Total	77,144	100.0%	75,335	100.0%

8. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the period following the Transactions (amounts in thousands, except share and per share data):

	Three Months Ended April 2, 2022	February 16, 2021 through April 3, 2021
Numerator:
Net loss	$(14,806)	(1,449)
Net loss attributable to noncontrolling interests	3,529	408
Net loss attributable to Bioventus Inc. Class A common stockholders	$(11,277)	$(1,041)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	60,484,969	41,797,882

Net loss per share of Class A common stock, basic and diluted	$(0.19)	$(0.02)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares as of April 2, 2022 and April 3, 2021 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended April 2, 2022	February 16, 2021 through April 3, 2021
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737
Stock options	8,757,706	4,564,091
RSUs	462,404	382,711
Unvested shares of Class A common stock	—	39,129
Total	25,006,847	20,772,668
(a)Class A Shares reserved for future issuance upon redemption or exchange of LLC Interests by Continuing LLC Owner.
9. Restructuring costs
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. These charges are included in restructuring costs in the consolidated statement of operations and comprehensive (loss) income.
The Company adopted restructuring plans for businesses acquired to reduce headcount, reorganize management structure and consolidate certain facilities during the second half of 2021 (the 2021 Restructuring Plan) and during the first quarter of 2022 (the 2022 Restructuring Plan). The Company planned total pre-tax charges for the 2021 Restructuring Plan to be $2,900, of which $377 and $2,487 was recognized during the first quarter of 2022 and the year ended December 31, 2021, respectively. The 2021 Restructuring Plan has essentially been completed. Expected pre-tax charges related to the 2022 Restructuring Plan is $1,055, of which $200 was recognized during the three months ended April 2, 2022.

The Company’s restructuring charges and payments for plans related to businesses recently acquired comprised of the following:

	Employee severance and temporary labor costs	Other charges	Total
Balance at December 31, 2021	$1,400	$136	$1,536
Expenses incurred	577	—	577
Payments made	(619)	—	(619)
Balance at April 2, 2022	$1,358	$136	$1,494
10. Income taxes
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
For the three months ended April 2, 2022 and April 3, 2021 the Company's estimated effective tax rate was 25.7% and 0.3%, respectively. The increase was primarily driven by the change in structure resulting from the IPO and associated Up C structure as well as the impact of non-deductible stock option expense during 2021.
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
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of April 2, 2022, Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
11. Commitments and contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from 1 month to 6.5 years.

The components of lease cost were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating lease cost	$1,126	$702
Short-term lease cost(a)	183	117
Total lease cost	$1,309	$819
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to operating leases were as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Operating cash flows from operating leases	$1,254	$704
Supplemental balance sheet and other information related to operating leases were as follows:

	April 2, 2022	December 31, 2021
Operating lease assets	$18,738	$17,186

Operating lease liabilities- current	$3,872	$3,504
Operating lease liabilities- noncurrent	16,215	15,038
Total operating lease liabilities	$20,087	$18,542

Weighted average remaining lease term (years)	5.3	5.6
Weighted average discount rate	4.4%	4.7%
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

Misonix stockholder
On September 15, 2021, a purported stockholder of Misonix filed an action in the United States District Court for the Eastern District of New York, captioned Stein v. Misonix, Inc., et al., Case No. 2:21-cv-05127 (E.D.N.Y.) (the Stein Complaint). The Stein Complaint named Misonix and members of its board of directors as defendants. The Stein Complaint was dismissed on April 6, 2022. On September 16, 2021, a purported stockholder of Misonix filed an action in the United States District Court for the Southern District of New York, captioned Ciccotelli v. Misonix, Inc. et al., Case No. 1:21-cv-07773 (S.D.N.Y.) (the Ciccotelli Complaint) against Misonix, members of its board of directors, the Company, and its subsidiaries, Merger Sub I and Merger Sub II, as defendants. Plaintiff voluntarily dismissed the Ciccotelli Complaint on November 10, 2021. On October 12, 2021, another purported stockholder of Misonix filed an action in the United States District Court for the Eastern District of New York, captioned Rubin v. Misonix, Inc. et al., Case No. 1:21-cv-05672 (S.D.N.Y.) (the Rubin Complaint) and on October 15, 2021, another purported stockholder of Misonix filed an action in the United States District Court for the Southern District of New York, captioned Taylor v. Misonix, Inc. et al., Case No. 1:21-cv-08513 (S.D.N.Y.) (the Taylor Complaint). The Rubin Complaint and the Taylor Complaint name Misonix and members of its board of directors as defendants. Plaintiffs voluntarily dismissed the Rubin and Taylor Complaints on January 21, 2022 and February 18, 2022, respectively
Each of the complaints asserted claims under Section 14(a) and Section 20(a) of the Exchange Act and SEC Rule 14a-9, challenging the adequacy of disclosures in the proxy statement/prospectus filed with the SEC on September 8, 2021 or the Definitive Proxy Statement filed with the SEC on September 24, 2021, regarding Misonix and/or Bioventus’ projections and J.P. Morgan’s financial analysis. The complaints sought, among other relief, (i) injunctive relief preventing the parties from proceeding with the merger, (ii) rescission in the event that the merger is consummated, and (iii) an award of costs, including attorneys’ and experts’ fees.
Misonix former distributor
On March 23, 2017, Misonix’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against Misonix and certain of its officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that Misonix improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted Misonix’s motion to dismiss each of the tort claims asserted against Misonix, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the Court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. Discovery in the matter ended on August 5, 2021. On January 20, 2022, the Court granted Misonix’s summary judgment motion on Cicel’s breach of contract and defamation claims. Cicel’s motion for reconsideration of the Court’s summary judgment ruling in Misonix’s favor was dismissed by the Court on April 29, 2022. The Company believes that it has various legal and factual defenses to the remaining trade secret claim and intends to defend the action vigorously. There is no trial date currently set.
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
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (OA) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement totaled $3,332 and $2,377 during the three months ended April 2, 2022 and April 3, 2021, respectively. These royalties are included in cost of sales within the consolidated statement of operations and comprehensive (loss) income.
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
From time to time, the Company causes letters of credit (LOCs) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of April 2, 2022 and December 31, 2021, the Company had one LOC outstanding for a nominal amount.
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

12. Revenue recognition
Our policies for recognizing sales have not changed from those described in the Company’s 2021 Annual Report on Form 10-K. The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. The following table presents our net sales by segment disaggregated by geographic markets and major products (Vertical) as follows:

	Three Months Ended
	April 2, 2022	April 3, 2021
Primary geographic markets:
U.S.	$104,081	$74,538
International	13,209	7,240
Total net sales	$117,290	$81,778
Vertical:
Pain Treatments	$52,053	$41,530
Restorative Therapies	34,360	21,821
Surgical Solutions	30,877	18,427
Total net sales	$117,290	$81,778
13. Segments
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
The following table presents segment adjusted EBITDA reconciled to (loss) income before income taxes:

	Three Months Ended
	April 2, 2022	April 3, 2021
Segment adjusted EBITDA
U.S.	$4,728	$9,998
International	2,383	1,072
Interest income, net	1,550	2,876
Depreciation and amortization	(12,479)	(7,184)
Acquisition and related costs	(7,403)	(3,196)
Restructuring and succession charges	(577)	(157)
Equity compensation	(4,889)	22,412
Equity loss in unconsolidated investments	(401)	(469)
Foreign currency impact	61	52
Other items	(2,911)	(949)
(Loss) income before income taxes	$(19,938)	$24,455

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Bioventus Inc.’s (sometimes referred to as “we,” “us,” “our” or “Bioventus”) financial condition and results of operations should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” and our unaudited consolidated condensed financial statements and related notes thereto appearing elsewhere in this Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 11, 2022 (2021 10-K).
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
The following table sets forth total net sales, net income and Adjusted EBITDA:

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	$117,290	$81,778
Net (loss) income	$(14,806)	$24,528
Adjusted EBITDA(1)	$7,111	$11,070
Loss per share, basic and diluted	$(0.19)	$(0.02)
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
We exercised the Call Option in April 2022 for the acquisition of all the remaining shares of CartiHeal, excluding shares we already own, for approximately $314.9 million. An additional $135.0 million is payable contingent upon the achievement of $100.0 million in trailing twelve month sales. The Company’s decision to exercise the option follows the U.S. Food and Drug Administration’s March 29, 2022 premarket approval of CartiHeal’s Agili-CTM implant. In August, 2021, CartiHeal provided us with the required evidence of the Agili-CTM device clinical trial’s success demonstrating the superiority of the Agili-C implant over the surgical standard of care, including microfracture and debridement, for the treatment of cartilage or osteochondral defects, in both osteoarthritic knees and knees without degenerative changes. As a result, we had deposited $50.0 million into escrow towards the potential purchase price of CartiHeal.
To fund the acquisition of CartiHeal, on April 26, 2022, we announced, subject to market conditions, an offering of senior notes in aggregate principal amount of $415.0 million due 2027 in a private offering. The net proceeds from the offering would also be used to repay a portion of outstanding borrowings under our amended and restated credit facilities. Concurrently with the bond offering, we intended to enter into an amendment to our credit facilities to, among other things, permit the incurrence of the notes and the consummation of the CartiHeal acquisition, modify the financial covenant, modify the capacity for additional unsecured indebtedness and add additional leverage-based step ups in the interest rate applicable to the loans. On April 26, 2022, we withdrew our bond offering due to unfavorable market conditions. We are exploring alternative financing options for the CartiHeal transaction.

B.O.N.E.S. Trial
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
COVID-19 pandemic impact
Our business, results of operations and financial condition have been and may continue to be, materially impacted by fluctuations in patient visits and elective procedures and any future temporary cessations of elective procedures as a result of the COVID-19 pandemic and could be further impacted by delays in payments from customers, supply chain interruptions, extended “shelter-in-place” orders or advisories, facility closures or other reasons related to the pandemic. As of the date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 could materially impact our financial conditions, liquidity or results of operations is uncertain.
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
Results of Operations
For a description of the components of our results of operations, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 10-K.
The following table sets forth components of our condensed consolidated statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended
	April 2, 2022	April 3, 2021
Net sales	100.0%	100.0%
Cost of sales (including depreciation and amortization)	35.5%	27.2%
Gross profit	64.5%	72.8%
Selling, general and administrative expense	73.4%	42.3%
Research and development expense	5.9%	1.2%
Restructuring costs	0.5%	—%
Change in fair value of contingent consideration	0.2%	—%
Depreciation and amortization	2.8%	2.4%
Operating (loss) income	(18.3)%	26.9%

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands)	April 2, 2022	April 3, 2021
Net (loss) income	$(14,806)	$24,528
Income tax benefit	(5,132)	(73)
Interest income, net	(1,550)	(2,876)
Depreciation and amortization(a)	12,479	7,184
Acquisition and related costs(b)	7,403	3,196
Restructuring and succession charges(c)	577	157
Equity compensation(d)	4,889	(22,412)
Equity loss in unconsolidated investments(e)	401	469
Foreign currency impact(f)	(61)	(52)
Other items(g)	2,911	949
Adjusted EBITDA	$7,111	$11,070
(a)Includes for the three months ended April 2, 2022 and April 3, 2021, respectively, depreciation and amortization of $9,218 and $5,236 in cost of sales and $3,261 and $1,948 in operating expenses presented in the consolidated statements of operations and comprehensive (loss) income.
(b)Includes acquisition and integration costs related to completed acquisitions, amortization of inventory step-up associated with acquired entities, and changes in fair value of contingent consideration.
(c)Costs incurred during 2022 were the result of adopting acquisition related restructuring plans to reduce headcount, reorganize management structure and to consolidate certain facilities. Costs in 2021 primarily related to executive transitions.
(d)The three months ended April 2, 2022 includes compensation expense resulting from awards granted under the Company’s equity based compensation plans. The three months ended April 3, 2021 primarily includes the change in fair value of the liability-classified awards granted under the Management incentive plan (MIP) prior to the IPO, partially offset by compensation expense resulting from awards granted under the Company's equity based compensation plans in effect after its IPO.
(e)Represents CartiHeal equity investment losses.
(f)Includes realized and unrealized gains and losses from fluctuations in foreign currency.
(g)Other items primarily includes charges associated with strategic transactions, such as potential acquisitions, and public company preparation costs, which primarily includes accounting and legal fees.
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator that management uses as a measure of operating performance as well as for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net income before depreciation and amortization, provision of income taxes and interest expense, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include acquisition and related costs, restructuring and succession charges, equity compensation, equity loss in unconsolidated investments, foreign currency impact, and other items. Adjusted EBITDA by segment is comprised of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
Net sales

	Three Months Ended		Change
(in thousands, except for percentage)	April 2, 2022	April 3, 2021	$	%
U.S.	$104,081	$74,538	$29,543	39.6%
International	13,209	7,240	5,969	82.4%
Net Sales	$117,290	$81,778	$35,512	43.4%

U.S.
Net sales increased $29.5 million, or 39.6%, of which acquisitions contributed $23.1 million. Revenue also increased due to volume growth and total increases by vertical were: i) Pain Treatments—$10.1 million; ii) Restorative Therapies—$10.3 million; and iii) Surgical Solutions—$9.1 million.
International
Net sales increased $6.0 million, or 82.4%, of which acquisitions contributed $5.4 million. Revenue also slightly increased due to sales volume growth as revenue during the first quarter of 2021 was negatively affected by the economic impact of the COVID-19 pandemic.
Gross profit and gross margin

	Three Months Ended		Change
(in thousands, except for percentage)	April 2, 2022	April 3, 2021	$	%
U.S.	$67,616	$54,615	$13,001	23.8%
International	8,086	4,941	3,145	63.7%
Total	$75,702	$59,556	$16,146	27.1%

	Three Months Ended
	April 2, 2022	April 3, 2021	Change
U.S.	65.0%	73.3%	(8.3%)
International	61.2%	68.2%	(7.0%)
Total	64.5%	72.8%	(8.3%)
U.S.
Gross profit increased $13.0 million, or 23.8%, primarily due to the increase in net sales. Gross margin decreased due to product mix including products introduced as a result of acquisitions. Gross margin was also negatively impacted by 4.0% from additional amortization of acquisition related assets in 2022 compared with the prior year.
International
Gross profit increased $3.1 million, or 63.7%, primarily due to the increase in net sales. Gross margin decreased due to product mix including products introduced as a result of acquisitions.
Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	April 2, 2022	April 3, 2021	$	%
Selling, general and administrative expense	$86,124	$34,686	$51,438	148.3%
Selling, general and administrative expenses increased $51.4 million, or 148.3%, primarily due to: i) an increase in equity-based compensation of $25.2 million, which includes a $23.4 million decrease in fair market value during 2021 of accrued equity-based compensation resulting from the difference between the pricing from the pending IPO and the actual offering price; ii) an increase in compensation related expenses of $16.9 million, primarily resulting from acquisitions; iii) an increase in consulting and travel related expenses of $4.1 million and iv) an increase of $1.2 million in corporate and employee health insurance primarily resulting from acquisitions.
Research and development expenses

	Three Months Ended		Change
(in thousands, except for percentage)	April 2, 2022	April 3, 2021	$	%
Research and development expense	$6,928	$947	$5,981	NM
(NM = Not meaningful)

Research and development expense increased by $6.0 million primarily due to: i) an increase in equity-based compensation of $2.1 million, which includes a $1.8 million decrease in fair market value during 2021 of accrued equity-based compensation resulting from the difference between the pricing from the pending IPO and the actual offering price; ii) an increase of $1.8 million in consulting costs and iii) an increase of $1.4 million in compensation related expenses.
Restructuring costs
Restructuring costs of $0.6 million for the three months ended April 2, 2022 were incurred as a result of restructuring plans for recently acquired businesses to reduce headcount and to reorganize management structure.
Change in fair value of contingent consideration
The change in fair value of the Bioness contingent consideration of $0.3 million during the three months ended April 2, 2022 resulting from the change in present value of discounted cash flows due to the passage of time.
Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	April 2, 2022	April 3, 2021	$	%
Depreciation and amortization	$3,254	$1,925	$1,329	69.0%
Depreciation and amortization increased during three months ended April 2, 2022 compared with the prior year comparable periods primarily due to the acquisitions.
Other income

	Three Months Ended		Change
(in thousands, except for percentage)	April 2, 2022	April 3, 2021	$	%
Interest income, net	$(1,550)	$(2,876)	$1,326	(46.1%)
Other expense	$38	$419	$(381)	(90.9%)
Interest income, net decreased $1.3 million due to: i) the settlement of our equity participation right (EPR) liability in 2021 resulting in interest income of $2.8 million and ii) an increase of $0.8 million in interest expense as a result of our October 2021 debt refinancing. These changes were partially offset with a $2.4 million increase in interest income resulting from the change in the fair value of our interest rate swap.
Other expense decreased $0.4 million primarily due miscellaneous income and the impact of foreign currency.
Income tax expense

	Three Months Ended		Change
(in thousands, except for percentage)	April 2, 2022	April 3, 2021	$	%
Income tax benefit	$(5,132)	$(73)	$(5,059)	NM
Effective tax rate	25.7%	0.3%		25.4%
Income tax benefit for the three months ended April 2, 2022 and April 3, 2021 was primarily due to net losses experienced during 2022 and the full quarter impact of the Up C partnership structure resulting from our IPO.
Noncontrolling interest

	Three Months Ended		Change
(in thousands, except for percentage)	April 2, 2022	April 3, 2021	$	%
Continuing LLC Owner	$3,411	$(81)	$3,492	NM
Other noncontrolling interest	118	489	(371)	(75.9%)
Total	$3,529	$408	$3,121
Subsequent to the IPO and Transactions, we are the sole managing member of BV LLC in which we own 79.5%. We have a majority economic interest, the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a non-controlling interest representing the 20.5% that is owned by the Continuing LLC Owner.

The decline in other noncontrolling interest resulted from our deconsolidation of Harbor upon the termination of the Collaboration Agreement during the second quarter of 2021. We ceased being the primary beneficiary upon termination as we no longer had the power to direct Harbor’s significant activities. Prior to the deconsolidation, our partial ownership and exclusive Collaboration Agreement with Harbor resulted in loss attributable to noncontrolling interest for the three months ended April 3, 2021 of $0.5 million.
Segment Adjusted EBITDA
Adjusted EBITDA for each of our reportable segments is as follows:

	Three Months Ended		Change
(in thousands, except for percentage)	April 2, 2022	April 3, 2021	$	%
U.S.	$4,728	$9,998	$(5,270)	(52.7%)
International	$2,383	$1,072	$1,311	122.3%
U.S.
Adjusted EBITDA decreased $5.3 million or 52.7% primarily due to an increase in compensation related charges of $18.3 million previously discussed as well as higher public company costs, which was partially offset by a $13.0 million increase in gross profit.
International
Adjusted EBITDA increased $1.3 million primarily due to a $3.1 million increase in gross profit resulting from the increase in sales. This increase was partially offset by the increase in compensation related charges, consulting and travel related expenses.
Liquidity and Capital Resources
Sources of liquidity
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, clinical trials, and capital expenditures. We expect these needs to continue as we develop and commercialize new products and further our expansion into international markets. We believe that our existing cash and cash equivalents, borrowing capacity under our revolving credit facility and cash flow from operations will be enough to meet our anticipated cash requirements for at least the next twelve months. However, we will require additional capital in order to consummate the CartiHeal acquisition, as discussed further in Part II, Item 1A. Risk Factors for additional information regarding additional capital needs.
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
Cash requirements
Except as provided below, there have been no material changes to our future cash requirements as disclosed in Part II, Item 7 of our 2021 10-K.
We enter into contracts in the normal course of business with various third parties for development, collaboration and other services for operating purposes. These contracts provide for termination upon notice. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. Certain agreements include contingent events that upon occurrence would require payment. For information regarding Commitments and Contingencies, refer to Note 11. Commitment and contingencies in Part 1, Item 8. Financial Statements and Supplementary Data in this Quarterly Report on Form 10-Q for further information regarding other matters.
Tax Receivable Agreement
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
CartiHeal
As disclosed above, we exercised the Call Option in April 2022 for the acquisition of all the remaining shares of CartiHeal, excluding shares we already own, for approximately $314.9 million. An additional $135.0 million is payable contingent upon the achievement of $100.0 million in trailing twelve month sales. We are currently exploring financing options in order to fund the CartiHeal acquisition. For additional information, see Part II, Item 1A. Risk Factors.
Credit Facilities
There have been no material changes to our outstanding indebtedness or the terms of and available borrowing capacity under our credit facilities as disclosed in our 2021 10-K. We were in compliance with all required financial covenants as of April 2, 2022.

Other
For information regarding Commitments and Contingencies, refer to Note 11. Commitments and contingencies and Note 3. Acquisitions and investments to the Notes to the Unaudited condensed consolidated financial statements of Part 1, Item 1. Financial Statements of this Form 10-Q.
Information regarding cash flows
Cash, cash equivalents and restricted cash as of April 2, 2022 totaled $82.7 million, compared to $99.2 million as of December 31, 2021. The decrease in cash was primarily due to the following:

	Three Months Ended		Change
(in thousands, except for percentage)	April 2, 2022	April 3, 2021	$	%
Net cash from operating activities	$(21,019)	$(18,042)	$(2,977)	16.5%
Net cash from investing activities	(4,674)	(46,648)	41,974	(90.0%)
Net cash from financing activities	9,205	107,526	(98,321)	(91.4%)
Effect of exchange rate changes on cash	(71)	(221)	150	(67.9%)
Net change in cash, cash equivalents and restricted cash	$(16,559)	$42,615	$(59,174)	(138.9%)
NM = Not Meaningful
Operating Activities
Net cash used in operating activities increased $3.0 million, primarily due to completed acquisitions and the resulting integration costs, higher employee compensation and increased operating costs. These outflows were partially offset by increased collections from higher sales.
Investing Activities
Cash flows used in investing activities decreased $42.0 million, primarily due to the $45.8 million acquisition of Bioness in 2021 partially offset with an increase of $1.6 million in capital expenditures.
Financing Activities
Cash flows provided by financing activities decreased $98.3 million, primarily due to the $110.4 million in net proceeds from the issuance of Class A common stock sold during our 2021 IPO. This was partially offset by a $15.0 million draw on our revolving credit facility in 2022.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations as disclosed in our 2021 10-K.
Critical Accounting Estimates
Our discussion of operating results is based upon the unaudited condensed consolidated financial statements and accompanying notes. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our critical accounting estimates are detailed in Item 7 of our 2021 10-K and we have no material changes from such disclosures.
Recently Issued Accounting Pronouncements
Refer to Note 1. Organization, in the Notes to the Unaudited condensed consolidated financial statements of Part 1, Item 1. Financial Statements of this Form 10-Q for detailed information regarding the status of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risks as disclosed in our 2021 10-K.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for:
(1)Redesigning the claims workflow process and implementing claims workflow and patient collections software; and
(2)Finalization of the integration of Bioness, which included transitioning to Bioventus’ ERP system and related controls.
Part II. Other Information
Item 1. Legal Proceedings
On March 23, 2017, Misonix’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against Misonix and certain of its officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that Misonix improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted Misonix’s motion to dismiss each of the tort claims asserted against Misonix, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the Court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. Discovery in the matter ended on August 5, 2021. On January 20, 2022, the Court granted Misonix’s summary judgment motion on Cicel’s breach of contract and defamation claims. Cicel’s motion for reconsideration of the Court’s summary judgment ruling in Misonix’s favor was dismissed by the Court on April 29, 2022. We believe that we have various legal and factual defenses to the remaining trade secret claim and intend to defend the action vigorously. There is no trial date currently set.
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
On September 15, 2021, a purported stockholder of Misonix filed an action in the United States District Court for the Eastern District of New York, captioned Stein v. Misonix, Inc., et al., Case No. 2:21-cv-05127 (E.D.N.Y.) (the Stein Complaint). The Stein Complaint named Misonix and members of its board of directors as defendants. The Stein Complaint was dismissed on April 6, 2022. On September 16, 2021, a purported stockholder of Misonix filed an action in the United States District Court for the Southern District of New York, captioned Ciccotelli v. Misonix, Inc. et al., Case No. 1:21-cv-07773 (S.D.N.Y.) (the Ciccotelli Complaint) against Misonix, members of its board of directors, the Company, and its subsidiaries, Merger Sub I and Merger Sub II, as defendants. Plaintiff voluntarily dismissed the Ciccotelli Complaint on November 10, 2021. On October 12, 2021, another purported stockholder of Misonix filed an action in the United States District Court for the Eastern District of New York, captioned Rubin v. Misonix, Inc. et al., Case No. 1:21-cv-05672 (S.D.N.Y.) (the Rubin Complaint) and on October 15, 2021, another purported stockholder of Misonix filed an action in the United States District Court for the Southern District of New York, captioned Taylor v. Misonix, Inc. et al., Case No. 1:21-cv-08513 (S.D.N.Y.) (the Taylor Complaint). The Rubin Complaint and the Taylor Complaint name Misonix and members of its board of directors as defendants. Plaintiffs voluntarily dismissed the Rubin and Taylor Complaints on January 21, 2022 and February 18, 2022, respectively
Each of the pending complaints relating to the Misonix Acquisition asserted claims under Section 14(a) and Section 20(a) of the Exchange Act and SEC Rule 14a-9, challenging the adequacy of disclosures in the proxy statement/prospectus filed with the SEC on September 8, 2021 or the Definitive Proxy Statement filed with the SEC on September 24, 2021, regarding Misonix and/or Bioventus’ projections and J.P. Morgan’s financial analysis. The complaints sought, among other relief, (i) injunctive relief preventing the parties from proceeding with the merger, (ii) rescission in the event that the merger is consummated, and (iii) an award of costs, including attorneys’ and experts’ fees.
Please refer to Note 11. Commitments and contingencies in the notes to our financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for information pertaining to legal proceedings. In addition, we are party to legal proceedings incidental to our business. While our management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our financial condition and results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described in Part I, Item 1A., Risk Factors included in our 2021 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material updates to our Risk Factors presented in our 2021 10-K except for the following:
We may be unable to raise the capital necessary to complete the CartiHeal acquisition, and our ability to raise additional funds in the future may be limited.
On April 4, 2022, we exercised our call option to acquire CartiHeal (2009) Ltd., excluding the ownership interest already owned by us, for approximately $314.9 million, with an additional approximately $135.0 million payable contingent upon the achievement of $100.0 million in trailing twelve-month sales. To fund the acquisition of CartiHeal, on April 26, 2022, we announced, subject to market conditions, an offering of senior notes in aggregate principal amount of $415.0 million due 2027 (the Notes) in a private offering. The net proceeds from the offering would also be used to repay a portion of outstanding borrowings under our amended and restated credit facilities. On April 26, 2022, we withdrew our bond offering due to unfavorable market conditions and began to explore alternative financing options to complete the CartiHeal acquisition.

We believe that our current cash and cash equivalents, in combination with the borrowing availability under our credit facility and our expected cash from operations, will be sufficient to meet our projected operating requirements for at least the next twelve months. However, we will require additional capital in order to consummate the CartiHeal acquisition. As we seek additional funds from public and private stock offerings, borrowings under our existing or new credit facilities or other sources in order to fund the CartiHeal acquisition and other future initiatives related to the expansion of our business, such financing may not be available on acceptable or commercially reasonable terms, if at all. Further, such alternative sources of borrowing may be subject to the approval of the requisite lenders under our amended and restated credit facilities, which we may not be able to secure under reasonable terms.
Furthermore, if we issue equity or debt securities to raise additional capital, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional capital through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise capital on acceptable terms, we may not be able to consummate the CartiHeal acquisition, which could hinder our ability to take advantage of this or potentially other future opportunities, or address other future unanticipated capital needs of our business, which could adversely affect our results of operations, financial condition and business.
If we are unable to consummate the CartiHeal transaction, we will incur substantial costs and may be subject to forfeiture of the $50.0 million advance paid into escrow or other legal action by the parties to that transaction.
In August 2021, we elected to make a $50.0 million escrow payment pursuant to our Option and Equity Purchase Agreement with CartiHeal (2009) Ltd. The Company’s decision came following its review of a statistical analysis report of the pivotal clinical trial of the Agili™-C implant, reimbursement coding analysis and significant market diligence including surgeon interviews with respect to Agili-C’s commercialization opportunity and ultimate market potential. Following premarket approval (PMA) by the Food and Drug Administration (FDA) of the Agili-C implant by CartiHeal, which was granted breakthrough device designation by the FDA, on April 4, 2022 we exercised our option to consummate the acquisition of CartiHeal. The closing of the CartiHeal transaction is subject to certain customary conditions.
If we are unable or elect not to consummate the CartiHeal transaction, under certain conditions, we may be forced to forfeit the $50.0 million we paid into escrow as an advance against the purchase price and redeem all of our equity currently held in CartiHeal without the payment of any consideration. We may also be subject to further legal action by CartiHeal and its stockholders. Any of these events would adversely affect our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended April 2, 2022.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable
Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewithin
2.1	Agreement and Plan of Merger by and among: Bioventus Inc., a Delaware corporation; Oyster Merger Sub I, Inc., A Delaware corporation; Oyster Merger Sub II LLC, a Delaware limited liability company; and Misonix, Inc. a Delaware corporation, dated as of July 29, 2021	8-K	001-37844	2.1	7/29/2021

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewithin
3.1	Amended and Restated Certificate of Incorporation of Bioventus Inc.	8-K	001-37844	3.1	2/17/2021
3.2	Amended and Restated Bylaws of Bioventus Inc.	8-K	001-37844	3.2	2/17/2021
10.1	Employment Agreement, dated February 14, 2022, between the Company and Mark Singleton	8-K	001-37844	10.1	2/28/2022
10.2	Form of Inducement Award Restricted Stock Unit Agreement	S-8	333-264050	99.1	4/1/2022
10.3	Form of Inducement Award Option Agreement	S-8	333-264050	99.2	4/1/2022
10.4	Option and Equity Purchase Agreement, dated as of July 15, 2020, among Bioventus LLC, CartiHeal (2009) Ltd., the Securityholders set forth on Schedule 1.01(a) thereto, each of the Securityholders from time to time party thereto and Elron Electronic Industries Ltd., in its capacity as the Securityholder Representative	S-1	333-252238	10.10	1/20/2021
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						***
101.SCH	Inline XBRL Taxonomy Extension Schema Document						***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						***
101.DEF	Inline XBRL Extension Definition Linkbase Document						***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)						***
*     Filed herewith
**     Furnished herewith
***     Submitted electronically herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BIOVENTUS INC.

May 11, 2022	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)