Form 10-Q
period 2022-07-02
Bioventus Inc.
filed 2022-08-12
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of August 5, 2022, there were 61,664,158 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to "Bioventus," "we," "us," "our," "the Company," and similar references refer to Bioventus Inc. and its consolidated subsidiaries, including Bioventus LLC (BV LLC).
This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended (Securities Act), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements regarding our business strategy, including, without limitation, expectations relating to our recent acquisitions of Misonix, Bioness and CartiHeal, expected expansion of our pipeline and research and development investment, new therapy launches, expected costs related to, and potential future options for, MOTYS, our operations and expected financial performance and condition, and impacts of the COVID-19 pandemic and inflation. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things: our ability to complete acquisitions or successfully integrate new businesses, such as CartiHeal, products or technologies in a cost-effective and non-disruptive manner; we might not be able to fund the remainder of the deferred consideration for the acquisition of CartiHeal as it becomes due; our business may continue to experience adverse impacts as a result of the COVID-19 pandemic; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; we may be unable to successfully commercialize newly developed or acquired products or therapies in the United States; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; the proposed down classification of non-invasive bone growth stimulators, including our Exogen system, by the U.S. Food and Drug Administration (FDA) could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of Exogen; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products including potential changes to the reimbursement rates available for our hyaluronic acid (HA) viscosupplement products; pricing pressure and other competitive factors; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; the reclassification of our HA products from medical devices to drugs in the United States by the FDA could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; issues relating to the supply of our products, potential supply chain disruptions and the increased cost of parts and components used to manufacture our products due to inflation; and our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products; failure to maintain contractual relationships; security breaches, unauthorized disclosure of information, denial of service attacks or the perception that confidential information in our possession is not secure; failure of key information technology and communications systems, process or sites; risks related to international sales and operations; risks related to our debt and future capital needs; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; the FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; if clinical studies of our future products do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; legislative or regulatory reforms; risks related to intellectual property matters; and other important factors described in Part I, Item 1A. Risk Factors in our 2021 Annual Report on Form 10-K as updated by this Quarterly Report on Form 10-Q and as may be further updated from time to time in our other filings with the SEC. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Bioventus Inc.
Consolidated condensed statements of operations and comprehensive (loss) income
Three and six months ended July 2, 2022 and July 3, 2021
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$140,331	$109,816	$257,621	$191,594
Cost of sales (including depreciation and amortization of $9,684, $5,618, $18,902 and $10,854 respectively)	43,677	33,503	85,265	55,725
Gross profit	96,654	76,313	172,356	135,869
Selling, general and administrative expense	89,620	69,050	175,744	103,736
Research and development expense	6,366	4,836	13,294	5,783
Restructuring costs	1,007	—	1,584	—
Change in fair value of contingent consideration	273	641	542	641
Depreciation and amortization	2,696	1,852	5,950	3,777
Impairment of variable interest entity assets	—	5,674	—	5,674
Operating (loss) income	(3,308)	(5,740)	(24,758)	16,258
Interest expense (income), net	2,578	1,681	1,028	(1,195)
Other expense	884	1,645	922	2,064
Other expense	3,462	3,326	1,950	869
(Loss) income before income taxes	(6,770)	(9,066)	(26,708)	15,389
Income tax expense (benefit), net	1,244	1,714	(3,888)	1,641
Net (loss) income	(8,014)	(10,780)	(22,820)	13,748
Loss attributable to noncontrolling interest	762	6,654	4,291	7,062
Net (loss) income attributable to Bioventus Inc.	$(7,252)	$(4,126)	$(18,529)	$20,810

Net (loss) income	$(8,014)	$(10,780)	$(22,820)	$13,748
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustments	(507)	23	(1,189)	(859)
Comprehensive (loss) income	(8,521)	(10,757)	(24,009)	12,889
Comprehensive loss attributable to noncontrolling interest	868	6,648	4,537	6,882
Comprehensive (loss) income attributable to Bioventus Inc.	$(7,653)	$(4,109)	$(19,472)	$19,771

Loss per share of Class A common stock, basic and diluted(1):	$(0.11)	$(0.10)	$(0.30)	$(0.12)

Weighted-average shares of Class A common stock outstanding, basic and diluted(1):	61,475,350	41,805,347	60,977,556	41,802,840

(1) Per share information for the six months ended July 2, 2021 represents loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding from February 16, 2021 through July 3, 2021, the period following Bioventus Inc.'s initial public offering and related transactions described in Note 1. Organization and Note 8. Earnings per share within the Notes to the unaudited condensed consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated condensed balance sheets as of July 2, 2022 (Unaudited) and December 31, 2021
(Amounts in thousands, except share amounts)

	July 2, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$41,001	$43,933
Restricted cash	—	5,280
Accounts receivable, net	143,018	124,963
Inventory	69,078	61,688
Prepaid and other current assets	24,060	27,239
Total current assets	277,157	263,103

Restricted cash, less current portion	—	50,000
Property and equipment, net	25,112	22,985
Goodwill	143,156	147,623
Intangible assets, net	666,523	695,193
Operating lease assets	18,342	17,186
Deferred tax assets	—	481
Investment and other assets	78,486	29,291
Total assets	$1,208,776	$1,225,862

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,735	$16,915
Accrued liabilities	146,758	131,473
Accrued equity-based compensation	—	10,875
Current portion of long-term debt	22,547	18,038
Other current liabilities	3,833	3,558
Total current liabilities	198,873	180,859

Long-term debt, less current portion	351,433	339,644
Deferred income taxes	98,892	133,518
Contingent consideration	16,871	16,329
Other long-term liabilities	22,517	21,723
Total liabilities	688,586	692,073

Commitments and contingencies (Note 11)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of July 2, 2022 and December 31, 2021, 61,656,499 and 59,548,504 shares issued and outstanding as of July 2, 2022 and December 31, 2021, respectively	64	59
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of July 2, 2022 and December 31, 2021	16	16
Additional paid-in capital	473,796	465,272
Accumulated deficit	(25,131)	(6,602)
Accumulated other comprehensive (loss) income	(764)	179
Total stockholders’ equity attributable to Bioventus Inc.	447,981	458,924
Noncontrolling interest	72,209	74,865
Total stockholders’ equity	520,190	533,789
Total liabilities and stockholders’ equity	$1,208,776	$1,225,862
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated condensed statements of changes in stockholders’ and members’ equity
Three and six months ended July 2, 2022 and July 3, 2021
(Amounts in thousands, except share amounts)
(Unaudited)

Three Months Ended July 2, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In -Capital	Accumulated other comprehensive loss	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at April 2, 2022	61,357,270	$62	15,786,737	$16	$467,940	$(363)	$(17,879)	$72,142	$521,918
Issuance of Class A common stock	299,229	2	—	—	2,175	—	—	—	2,177
Net loss	—	—	—	—	—	—	(7,252)	(762)	(8,014)
Equity based compensation	—	—	—	—	3,681	—	—	935	4,616
Translation adjustment	—	—	—	—	—	(401)	—	(106)	(507)
Balance at July 2, 2022	61,656,499	$64	15,786,737	$16	$473,796	$(764)	$(25,131)	$72,209	$520,190

Three Months Ended July 3, 2021
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In -Capital	Accumulated other comprehensive income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at April 3, 2021	41,038,589	$41	15,786,737	$16	$142,923	$451	$(1,041)	$77,892	$220,282
Issuance of Class A common stock	24,063	—	—	—	314	—	—	—	314
Distribution to Controlling LLC Owner	—	—	—	—	(1,393)	—	—	1,319	(74)
Net loss	—	—	—	—	—	—	(4,126)	(6,654)	(10,780)
Deconsolidation of variable interest entity	—	—	—	—	—	—	—	3,746	3,746
Equity based compensation	—	—	—	—	4,355	—	—	1,498	5,853
Translation adjustment	—	—	—	—	—	17	—	6	23
Balance at July 3, 2021	41,062,652	$41	15,786,737	$16	$146,199	$468	$(5,167)	$77,807	$219,364

Six Months Ended July 2, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In -Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2021	59,548,504	$59	15,786,737	$16	$465,272	$179	$(6,602)	$74,865	$533,789
Issuance of Class A common stock	2,107,995	5	—	—	4,252	—	—	—	4,257
Net loss	—	—	—	—	—	—	(18,529)	(4,291)	(22,820)
Equity based compensation	—	—	—	—	7,624	—	—	1,881	9,505
Tax withholdings on equity compensation awards	—	—	—	—	(3,352)	—	—	—	(3,352)
Translation adjustment	—	—	—	—	—	(943)	—	(246)	(1,189)
Balance at July 2, 2022	61,656,499	$64	15,786,737	$16	$473,796	$(764)	$(25,131)	$72,209	$520,190

Six Months Ended July 3, 2021
		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-In -Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders' and Members’ Equity
Balance at December 31, 2020	$144,160	—	$—	—	$—	$—	$—	$—	$—	$144,160
Prior to Organizational Transactions:
Refund from members	123	—	—	—	—	—	—	—	—	123
Equity-based compensation	(39)	—	—	—	—	—	—	—	—	(39)
Net income	25,977	—	—	—	—	—	—	—	—	25,977
Other comprehensive loss	(1,507)	—	—	—	—	—	—	—	—	(1,507)
Effect of Organizational Transactions	(168,714)	31,838,589	32	15,786,737	16	33,623	—	—	79,119	(55,924)
Subsequent to Organizational Transactions:
Initial public offering, net of offering costs	—	9,200,000	9	—	—	106,441	—	—	—	106,450
Issuance of Class A common stock for equity plans	—	24,063	—	—	—	314	—	—	—	314
Distribution to Continuing LLC Owner	—	—	—	—	—	—	—	—	(191)	(191)
Net loss	—	—	—	—	—	—	—	(5,167)	(7,062)	(12,229)
Deconsolidation of variable interest entity	—	—	—	—	—	—	—	—	3,746	3,746
Equity based compensation	—	—	—	—	—	5,821	—	—	2,015	7,836
Other comprehensive income	—	—	—	—	—	—	468	—	180	648
Balance at July 3, 2021	$—	41,062,652	$41	15,786,737	$16	$146,199	$468	$(5,167)	$77,807	$219,364

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated condensed statements of cash flows
Six months ended July 2, 2022 and July 3, 2021
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	July 2, 2022	July 3, 2021
Operating activities:
Net (loss) income	$(22,820)	$13,748
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	24,863	14,663
Provision (recovery) for expected credit losses	2,505	(359)
Equity-based compensation from 2021 Stock Incentive Plan	9,505	7,797
Profits interest plan, liability-classified and other equity awards compensation	—	(24,356)
Change in fair value of contingent consideration	542	641
Change in fair value of interest rate swap	(4,196)	(1,310)
Deferred income taxes	(27,698)	(981)
Change in fair value of Equity Participation Rights	—	(2,774)
Impairments related to variable interest entity	—	7,043
Other, net	1,428	726
Changes in operating assets and liabilities:
Accounts receivable	(21,157)	(9,370)
Inventories	(2,614)	3,913
Accounts payable and accrued expenses	17,747	2,917
Other current and noncurrent assets and liabilities	3,815	(13,011)
Net cash from operating activities	(18,080)	(713)
Investing activities:
Investment held in trust for the acquisition of CartiHeal	(50,000)	—
Acquisitions, net of cash acquired	(231)	(45,790)
Purchase of property and equipment	(4,990)	(2,642)
Investments and acquisition of distribution rights	(1,478)	(864)
Net cash from investing activities	(56,699)	(49,296)
Financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	—	107,777
Proceeds from issuance of Class A and B common stock	4,257	330
Tax withholdings on equity-based compensation	(3,352)	—
Borrowing on revolver	25,000	—
Payments on long-term debt	(9,019)	(7,500)
Refunds from members	—	813
Other, net	(26)	(11)
Net cash from financing activities	16,860	101,409
Effect of exchange rate changes on cash	(293)	(171)
Net change in cash, cash equivalents and restricted cash	(58,212)	51,229
Cash, cash equivalents and restricted cash at the beginning of the period	99,213	86,839
Cash, cash equivalents and restricted cash at the end of the period	$41,001	$138,068
Supplemental disclosure of noncash investing and financing activities
Accrued member distributions	$—	$305
Accounts payable for purchase of property, plant and equipment	$67	$695

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Notes to the unaudited consolidated condensed financial statements
(Amounts in thousands, except unit and share amounts)
1. Organization
The Company
Bioventus Inc. (together with its subsidiaries, the Company) was formed as a Delaware corporation for the purpose of facilitating an initial public offering (IPO) and other related transactions in order to carry on the business of Bioventus LLC and its subsidiaries (BV LLC). Bioventus Inc. functions as a holding company with no direct operations, material assets or liabilities other than the equity interest in BV LLC. BV LLC is a limited liability company formed under the laws of the state of Delaware on November 23, 2011 and operates as a partnership. BV LLC commenced operations in May 2012. The Company is focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing processes. The Company is headquartered in Durham, North Carolina and has approximately 1,160 employees.
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
•Amended and restated the limited liability company agreement of BV LLC (BV LLC Agreement), to, among other things, (i) provide for a new single class of common membership interests in BV LLC (LLC Interests); (ii) exchange all of the existing membership interests in BV LLC (Original BV LLC Owners) for new LLC Interests; and (iii) appoint Bioventus Inc. as the sole managing member of BV LLC. Refer to Note 7. Stockholders’ equity for further information.
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

Unaudited interim financial information
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K. The balance sheet at December 31, 2021 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by U.S. GAAP.
Recent accounting pronouncements
The Company has elected to comply with non-accelerated public company filer effective dates of adoption. Therefore, the required effective dates for adopting new or revised accounting standards are generally earlier than when emerging growth companies are required to adopt.
2. Balance sheet information
Cash, cash equivalents and restricted cash
A summary of cash and cash equivalents and restricted cash is as follows:

	July 2, 2022	December 31, 2021
Cash and cash equivalents	$41,001	$43,933
Restricted cash
Current	—	5,280
Noncurrent	—	50,000
	$41,001	$99,213
As of December 31, 2021, current restricted cash consisted of an escrow deposit with a financial institution for the purpose of paying a Paycheck Protection Program loan acquired as part of a business combination. This loan was forgiven during the second quarter of 2022.
As of December 31, 2021, noncurrent restricted cash consisted of an escrow deposit with a financial institution for a potential acquisition, which is now reported in investment and other assets on the consolidated balance sheets. Refer to Note 3. Acquisitions and investments for further information.
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
Accounts receivable, net of allowances, consisted of the following as of:

	July 2, 2022	December 31, 2021
Accounts receivable	$148,310	$128,365
Less: Allowance for credit losses	(5,292)	(3,402)
	$143,018	$124,963
Due to the short-term nature of its receivables, the estimate of expected credit losses is based on aging of the account receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base with no single customer representing ten percent or more of sales or accounts receivable. Historically, the Company’s reserves have been adequate to cover credit losses.

Changes in credit losses were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Beginning balance	$(4,254)	$(3,811)	$(3,402)	$(3,990)
Provision	(1,353)	550	(2,505)	359
Write-offs	456	278	825	684
Recoveries	(141)	(36)	(210)	(72)
Ending balance	$(5,292)	$(3,019)	$(5,292)	$(3,019)
Inventory
Inventory consisted of the following as of:

	July 2, 2022	December 31, 2021
Raw materials and supplies	$16,085	$12,213
Finished goods	54,277	50,805
Gross	70,362	63,018
Excess and obsolete reserves	(1,284)	(1,330)
	$69,078	$61,688
Prepaid and other current assets
Prepaid and other current assets consisted of the following as of:

	July 2, 2022	December 31, 2021
Prepaid taxes	$4,598	$12,236
Prepaid and other current assets	19,462	15,003
	$24,060	$27,239
Goodwill
Changes in the carrying amounts of goodwill by reportable segment during the six months ended July 2, 2022 are as follows:

	U.S.	International	Consolidated
Balance at December 31, 2021	$138,863	$8,760	$147,623
Purchase accounting adjustments	(4,467)	—	(4,467)
Balance at July 2, 2022	$134,396	$8,760	$143,156
Purchase accounting adjustments result from the changes in the preliminary fair values of assets acquired and liabilities assumed in acquisitions. Refer to Note 3. Acquisitions and investments for further details concerning these fair value changes. There were no accumulated goodwill impairment losses as of July 2, 2022 or December 31, 2021.
Accrued liabilities
Accrued liabilities consisted of the following as of:

	July 2, 2022	December 31, 2021
Gross-to-net deductions	$71,985	$67,945
Bonus and commission	14,838	23,342
Compensation and benefits	11,521	10,665
Income and other taxes	26,704	8,139
Other liabilities	21,710	21,382
	$146,758	$131,473

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
The Company accounted for the Misonix Acquisition using the acquisition method of accounting whereby the total purchase price was preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration	$525,316
Assets acquired and liabilities assumed:
Cash and cash equivalents	7,126
Accounts receivable	13,301
Inventory	23,428
Prepaid and other current assets	419
Property and equipment, net	10,280
Intangible assets	486,500
Operating lease assets	1,049
Deferred tax assets	6,448
Other assets	77
Accounts payable and accrued liabilities	(16,888)
Other current liabilities	(589)
Deferred income taxes	(94,012)
Other liabilities	(1,351)
Net assets acquired	435,788
Resulting goodwill	$89,528
As of July 2, 2022, the purchase price allocation for the Misonix Acquisition was preliminary in nature and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized, including tax liabilities and other working capital accounts. Changes to the preliminary purchase price allocation during the six months ended July 2, 2022 related to a deferred tax asset recognition of $6,448 and a reduction in inventory and property and equipment, net of $1,292 and $291, respectively.
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
Bioness, Inc.
On March 30, 2021, the Company acquired 100% of the capital stock of Bioness, Inc. (Bioness Acquisition) for $48,933 in cash and future contingent consideration payments. Bioness, Inc. (Bioness) is a global leader in neuromodulation and advanced rehabilitation medical devices through its innovative peripheral nerve stimulation therapy and premium advanced rehabilitation solutions.
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
Consolidated Pro Forma Results
The results of operations of Misonix have been included in the accompanying consolidated financial statements since the October 29, 2021 acquisition date. The Company’s consolidated statements of operations reflect net sales of $21,604 and $41,027 and a net loss of $2,969 and $10,316, attributable to Misonix, for the three and six months ended July 2, 2022, respectively.
The results of operations of Misonix and Bioness have been included in the accompanying consolidated financial statements since their respective acquisition dates of October 29, 2021 and March 30, 2021. Revenue and earnings including the Bioness and Misonix operations as if the companies were acquired at January 1, 2021 are as follows:

	Three Months Ended	Six Months Ended
	July 3, 2021	July 3, 2021
Net sales	$129,501	$238,573
Net income	$2,502	$23,333

The historical consolidated financial information of the Company, Misonix and Bioness have been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to both the Misonix and Bioness acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The unaudited pro forma results include adjustments to reflect the inventory step-up amortization, the incremental intangible asset amortization to be incurred based on the valuations of the assets acquired, transaction costs that would have been incurred in the prior period, vesting of equity-based compensation that was accelerated due to the Misonix Acquisition, adjustments to financing costs to reflect the new capital structure as well as the income tax effect and the noncontrolling interest impact of these adjustments. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisitions had occurred prior to the beginning of the period presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings.
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
The Company determined that the termination of the Collaboration Agreement was a triggering event requiring an impairment assessment of Harbor’s long lived assets. The assessment resulted in an impairment of $5,674, representing Harbor’s long-lived asset balance, which was recorded within impairment of variable entity assets for the three and six months ended July 3, 2021 in the consolidated condensed statements of operations and comprehensive (loss) income, of which $5,176 was attributable to the non-controlling interest. The Company also assessed its Harbor investment post deconsolidation, which resulted in a $1,369 impairment, representing the remaining investment balance in Harbor. This amount was recorded within other expense for the three and six months ended July 3, 2021 in the consolidated condensed statements of operations and comprehensive (loss) income. The Company continues to have license rights to certain technology obtained from Harbor and is continuing product development initiated under the Collaboration Agreement.
Equity Method
On January 30, 2018, the Company purchased 337,397 shares of Series F Convertible Preferred Stock of CartiHeal (2009) Ltd. (CartiHeal), a privately held entity, for $2,500. On January 22, 2020, the Company made an additional $152 investment in CartiHeal, through a Simple Agreement for Future Equity (SAFE). On July 15, 2020, CartiHeal completed the future equity financing and the Company received 12,825 in Series G-1 Preferred Shares resulting in the SAFE being terminated. In addition, on July 15, 2020, the Company entered into an Option and Equity Purchase Agreement with CartiHeal (Option Agreement). In connection with the Company’s entry into the Option Agreement, the Company purchased 1,014,267 shares of CartiHeal Series G Preferred Shares for $15,000. The Company had a 10.03% equity ownership of CartiHeal’s fully diluted shares and its investment carrying value was $16,090 and $16,771 as of July 2, 2022 and December 31, 2021, respectively. The investment does not have a readily determinable fair value and is included within investments and other assets on the consolidated balance sheets. Beginning in July 2020, the Company was able to exercise significant influence over CartiHeal but did not have control and as a result the investment was recognized as an equity method investment. Net losses from equity method investments for the three months ended July 2, 2022 and July 3, 2021 and the six months ended July 2, 2022 and July 3, 2021, totaled $280, $432, $681 and $901, respectively, which are included in other expense on the consolidated statement of operations and comprehensive income.
The Option Agreement provided the Company with an exclusive option to acquire 100% of CartiHeal’s shares (Call Option), and provided CartiHeal with a put option that would require the Company to purchase 100% of CartiHeal’s shares under certain conditions (Put Option). In August 2021, CartiHeal achieved pivotal clinical trial success, as defined in the Option Agreement, for the CartiHeal device. In order to preserve the Company’s Call Option, in accordance with the Option Agreement and upon approval of the Board of Directors (BOD), the Company deposited $50,000 into escrow in August 2021 for the potential acquisition of CartiHeal. The escrow deposit was historically presented as restricted cash on the consolidated balance sheets until it was transferred to a payment agent and held in trust on June 16, 2022. The transferred deposit was held in trust for the benefit of CartiHeal Security Holders as a down payment for the acquisition of CartiHeal and is included within investment and other assets on the consolidated balance sheets as of July 3, 2021.

In April 2022, the Company exercised its Call Option to acquire all of the remaining shares of CartiHeal, excluding shares already owned by the Company, for approximately $314,895. The Company’s decision to exercise the option followed the U.S. Food and Drug Administration’s March 29, 2022 premarket approval of CartiHeal’s Agili-CTM implant.
On June 17, 2022 the Company entered into an amendment to the Option Agreement with CartiHeal (CartiHeal Amendment) and Elron Ventures Limited, in its capacity as the shareholder representative. The Company will now defer $215,000 of upfront consideration (Deferred Amount) otherwise payable to CartiHeal stockholders at the closing of the acquisition of CartiHeal pursuant to the CartiHeal Amendment. The Deferred Amount will be paid to CartiHeal stockholders upon the earlier of the achievement of certain milestones and the occurrence of certain installment payment dates. The Deferred Amount will be paid in five tranches commencing in 2023 and ending no later than 2027.
Pursuant to the CartiHeal Amendment, the Company will pay interest on each tranche of the Deferred Amount at a rate of 8.0% annually, until such tranche is paid. An additional $134,955 will be payable upon achievement of $75,000 in trailing twelve month sales pursuant to the CartiHeal Amendment. The acquisition of CartiHeal closed on July 12, 2022. At the closing, the Company paid to CartiHeal stockholders an aggregate up-front payment of $100,000 (inclusive of the previously discussed escrow deposit). The Company also paid approximately $8,000 of CartiHeal’s transaction related fees and expenses. Refer to Note 14. Subsequent events for further details regarding the acquisition of CartiHeal.
4. Financial instruments
Long-term debt consisted of the following as of:

	July 2, 2022	December 31, 2021
Term Loan due December 2026 (3.67% at July 2, 2022)	$351,731	$360,750
Revolver due December 2026 (3.41% at July 2, 2022)	25,000	—
Less:
Current portion of long-term debt	(22,547)	(18,038)
Unamortized debt issuance cost	(1,513)	(1,687)
Unamortized discount	(1,238)	(1,381)
	$351,433	$339,644
The Company’s Credit and Guaranty Agreement, dated as of December 6, 2019, as amended (the 2019 Credit Agreement) requires it to comply with financial and other covenants. The Company complied with all covenants as of July 2, 2022. The 2019 Credit Agreement contains a $50,000 revolving credit facility, from which there was $25,000 in outstanding borrowings as of July 2, 2022 and none at December 31, 2021.
The estimated fair value of the Term Loan under the 2019 Credit Agreement as of July 2, 2022 was $328,429. The fair value of these obligations was determined by using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar obligations and are classified as Level 2 instruments within the fair value hierarchy.
The Company enters into interest rate swap agreements to limit its exposure to changes in the variable interest rate on its long-term debt. The Company has one non-designated interest rate swap agreement and has no other active derivatives. The swap is carried at fair value on the balance sheet (Refer to Note 5. Fair value measurements) with changes in fair value recorded as interest income or expense within the consolidated statements of operations and comprehensive (loss) income. Net interest income of $272 and expense of $255 was recorded related to the change in fair value of the interest rate swap for the three months ended July 2, 2022 and July 3, 2021, respectively. Net interest income of $4,196 and $1,310 were recorded related to the change in fair value of the interest rate swap for the six months ended July 2, 2022 and July 3, 2021, respectively.
The notional amount of the swap totaled $100,000, or 28.4% of the Term Loan outstanding principal at July 2, 2022. The swap locked in the variable portion of the interest rate on the $100,000 notional at 0.64%.
Refer to Note 14. Subsequent events for financing details and loan modifications involved in the acquisition of CartiHeal.
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

There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 inputs. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 2 and Level 3 inputs:

	July 2, 2022			December 31, 2021
	Total	Level 2	Level 3	Total	Level 2	Level 3
Assets:
Interest rate swap	$5,324	$5,324	$—	$1,128	$1,128	$—
Liabilities:
Contingent consideration	$16,871	$—	$16,871	$16,329	$—	$16,329
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
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table resulted from the Bioness Acquisition on March 30, 2021, which is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. Changes in contingent consideration related to the Bioness Acquisition totaled $273 and $542 for the three and six months ended July 2, 2022, respectively, and $641 for the three and six months ended July 3, 2021 were recorded as the change in fair value of contingent consideration within the consolidated statements of operations and comprehensive (loss) income.
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

6. Equity-based compensation
Terminated plans
Prior to the IPO, BV LLC operated two equity-based compensation plans, the MIP and the Phantom Plan, which were terminated on February 11, 2021 in conjunction with the IPO. Prior to the Plans termination, during the six months ended July 3, 2021, (i) the Company granted 90,000 Phantom Plan units; (ii) there were no MIP awards granted; (iii) 900 Phantom Plan units were forfeited; and (iv) other Phantom Units were redeemed for $479. Compensation expense related to the Phantom Plan totaled $829 for the six months ended July 3, 2021. This amount excludes the $25,185 decrease in fair market value of accrued equity-based compensation due to adjustments to reflect the difference between the expected pricing from the pending IPO and the actual offering price, of which $1,777 was recorded in research and development expense within the consolidated statement of operations and comprehensive (loss) income for the six months ended July 3, 2021.
2021 Plan
The Company operates an equity-based compensation plan (2021 Plan), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (RSUs), other stock-based awards, and cash awards (collectively, Awards). As of July 2, 2022, 11,873,784 shares of Class A common stock were authorized to be awarded and 2,327,540 shares were available for Awards.
Equity-based compensation expense for Awards granted under the 2021 Plan for the three months ended July 2, 2022 and July 3, 2021 and the six months ended July 2, 2022 and July 3, 2021, totaled $4,522, $5,778, $9,253 and $7,722, respectively. The expense is primarily included in selling, general and administrative expense with a nominal amount in research and development expense on the consolidated statement of operations and comprehensive (loss) income based upon the classification of the employee. There were $1,065 and $2,290 income tax benefit related to this expense for the three and six months ended July 2, 2022, respectively. There was no income tax benefit related to equity-based compensation expense for the three and six months ended July 3, 2021.
Restricted Stock Units
During the three and six months ended July 2, 2022, the Company granted time-based RSUs which vest at various dates through March 14, 2026. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to the RSUs totaled $12,496 at July 2, 2022, and is expected to be recognized over a weighted average period of approximately 3.17 years. A summary of the RSU award activity for the six months ended July 2, 2022 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2021	1,024	$14.41
Granted	1,159	12.16
Vested	(739)	14.75
Forfeited or canceled	(174)	12.87
Unvested at July 2, 2022	1,270	$12.37

Stock Options
During the six months ended July 2, 2022, the Company granted time-based stock options which vest over 2 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 2 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the six months ended July 2, 2022 is shown in the following table.

Risk-free interest rate	1.8% - 3.1%
Expected dividend yield	—%
Expected stock price volatility	33.2% - 33.8%
Expected life of stock options (years)	6.25
The weighted-average grant date fair value of options granted during the six months ended July 2, 2022 was $4.68 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $16,517 at July 2, 2022, and is expected to be recognized over a weighted average period of approximately 3.43 years.
A summary of stock option activity is as follows for the six months ended July 2, 2022 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2021	8,364	$11.16
Granted	2,393	12.62
Exercised	(471)	7.12
Forfeited or canceled	(469)	13.01
Outstanding at July 2, 2022	9,817	11.63	8.11	$2,550
Exercisable and vested at July 2, 2022	4,153	$9.73	6.74	$2,550
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Class A common stock for options that had exercise prices lower than $7.11 per share, the closing price of the Company’s Class A common stock on July 1, 2022.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (ESPP), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of July 2, 2022, the aggregate number of shares reserved for issuance under the ESPP was 344,706. A total of 53,826 and 102,819 shares were issued and $94 and $252 of expense was recognized during the three and six months ended July 2, 2022, respectively. A total of 24,063 shares were issued and $75 of expense was recognized during the three and six months ended July 3, 2021.
7. Stockholders’ equity
Amendment and restatement of certificate of incorporation
On February 16, 2021 the Company amended and restated its certificate of incorporation to, among other things, provide for: (i) the authorization of 250,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) the authorization of 50,000,000 shares of Class B common stock with a par value of $0.001 per share; (iii) the authorization of 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the BOD in one or more series; and (iv) the establishment of a classified BOD, divided into three classes, each of whose members will serve for staggered three-year terms.

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
BV LLC recapitalization
As described in Note 1. Organization, on February 16, 2021, the Company amended and restated the BV LLC Agreement to, among other things, (i) provide for the new LLC Interests; (ii) exchange all of the then-existing membership interests of the Original BV LLC Owners for new LLC Interests; and (iii) appoint Bioventus Inc. as the sole managing member of BV LLC.
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
Noncontrolling interest
In connection with any redemption, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the six months ended July 2, 2022 or during the year ended December 31, 2021. The following table summarizes the ownership interest in BV LLC as of July 2, 2022 and December 31, 2021 (number of units in thousands):

	July 2, 2022		December 31, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	61,656	79.6%	59,548	79.0%
Continuing LLC Owner	15,787	20.4%	15,787	21.0%
Total	77,443	100.0%	75,335	100.0%

8. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended
	July 2, 2022	July 3, 2021	Six Months Ended July 2, 2022	February 16, 2021 through July 3, 2021
Numerator:
Net loss	$(8,014)	$(10,780)	$(22,820)	$(12,229)
Net loss attributable to noncontrolling interests	762	6,654	4,291	7,062
Net loss attributable to Bioventus Inc. Class A common stockholders	$(7,252)	$(4,126)	$(18,529)	$(5,167)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	61,475,350	41,805,347	60,977,556	41,802,840

Net loss per share of Class A common stock, basic and diluted	$(0.11)	$(0.10)	$(0.30)	$(0.12)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares as of July 2, 2022 and July 3, 2021 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended
	July 2, 2022	July 3, 2021	Six Months Ended July 2, 2022	February 16, 2021 through July 3, 2021
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737	15,786,737	15,786,737
Stock options	10,020,106	4,622,287	9,396,023	4,602,747
RSUs	1,137,936	1,221,555	769,809	941,031
Unvested shares of Class A common stock	—	32,458	—	34,698
Total	26,944,779	21,663,037	25,952,569	21,365,213
(a)Class A Shares reserved for future issuance upon redemption or exchange of LLC Interests by the Continuing LLC Owner.
9. Restructuring costs
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. These charges are included in restructuring costs in the consolidated statement of operations and comprehensive (loss) income.
The Company adopted restructuring plans for businesses acquired to reduce headcount, reorganize management structure and consolidate certain facilities during the second half of 2021 (the 2021 Restructuring Plan) and during the first quarter of 2022 (the 2022 Restructuring Plan). The Company planned total pre-tax charges for the 2021 Restructuring Plan to be $3,500, of which $223 and $600 was recognized in the three and six months ended July 2, 2022, respectively, and $2,487 was recorded during the year ended December 31, 2021. Expected pre-tax charges related to the 2022 Restructuring Plan is $2,000, of which $784 and $984 was recognized during the three and six months ended July 2, 2022, respectively.

The Company’s restructuring charges and payments for plans related to businesses recently acquired comprised of the following:

	Employee severance and temporary labor costs	Other charges	Total
Balance at December 31, 2021	$1,400	$136	$1,536
Expenses incurred	1,584	—	1,584
Payments made	(2,034)	(136)	(2,170)
Balance at July 2, 2022	$950	$—	$950
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
For the three months ended July 2, 2022 and July 3, 2021 and the six months ended July 2, 2022 and July 3, 2021, the Company's estimated effective tax rate was 18.4%, 18.9%, 14.6% and 10.7%, respectively. The decrease for the three months ended July 2, 2022 was primarily due to a change in our forecasted effective rate. The change for the six months ended July 2, 2022 compared to six months ended July 2, 2021 was primarily due to net losses experienced during the first six months of 2022 compared to capitalized expenses resulted from our IPO in 2021.
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
On February 16, 2021, the Company entered into a tax receivable agreement (TRA) with the Continuing LLC Owner that provides for the payment by the Company to the Continuing LLC Owner of 85% of the amount of tax benefits, if any, that the Company actually realizes as a result of (i) increases in the tax basis of assets of BV LLC resulting from any redemptions or exchanges of LLC Interests or any prior sales of interests in BV LLC; and (ii) certain other tax benefits related to our making payments under the TRA.
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of July 2, 2022, the Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
11. Commitments and contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from 1 month to 6.25 years.

The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Operating lease cost	$1,180	$912	$2,306	$1,614
Short-term lease cost(a)	145	212	328	329
Total lease cost	$1,325	$1,124	$2,634	$1,943
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to operating leases were as follows:

	Six Months Ended
	July 2, 2022	July 3, 2021
Operating cash flows from operating leases	$2,418	$1,696
Right-of-use assets obtained in exchange for operating lease obligations	$3,590	$—
Supplemental balance sheet and other information related to operating leases were as follows:

	July 2, 2022	December 31, 2021
Operating lease assets	$18,342	$17,186

Operating lease liabilities- current	$3,779	$3,504
Operating lease liabilities- noncurrent	15,899	15,038
Total operating lease liabilities	$19,678	$18,542

Weighted average remaining lease term (years)
Weighted average remaining lease term (years) for operating leases	5.2	5.6
Weighted average discount rate for operating leases	4.3%	4.7%
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
The Company is presently unable to predict the duration, scope, or result of the following matters. As such, the Company is presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, related to these matters. While the Company intends to defend these matters vigorously, the outcome of such litigation or any other litigation is necessarily uncertain, are not within the Company’s complete control and might not be known for extended periods of time. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, other than the specific matters described below, if decided adversely, is not expected to have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

Misonix stockholder
On September 15, 2021, a purported stockholder of Misonix filed an action in the United States District Court for the Eastern District of New York, captioned Stein v. Misonix, Inc., et al., Case No. 2:21-cv-05127 (E.D.N.Y.) (the Stein Complaint). The Stein Complaint named Misonix and members of its board of directors as defendants. The Stein Complaint was dismissed on April 6, 2022. On September 16, 2021, a purported stockholder of Misonix filed an action in the United States District Court for the Southern District of New York, captioned Ciccotelli v. Misonix, Inc. et al., Case No. 1:21-cv-07773 (S.D.N.Y.) (the Ciccotelli Complaint) against Misonix, members of its board of directors, the Company, and its subsidiaries, Merger Sub I and Merger Sub II, as defendants. Plaintiff voluntarily dismissed the Ciccotelli Complaint on November 10, 2021. On October 12, 2021, another purported stockholder of Misonix filed an action in the United States District Court for the Eastern District of New York, captioned Rubin v. Misonix, Inc. et al., Case No. 1:21-cv-05672 (S.D.N.Y.) (the Rubin Complaint) and on October 15, 2021, another purported stockholder of Misonix filed an action in the United States District Court for the Southern District of New York, captioned Taylor v. Misonix, Inc. et al., Case No. 1:21-cv-08513 (S.D.N.Y.) (the Taylor Complaint). The Rubin Complaint and the Taylor Complaint name Misonix and members of its board of directors as defendants. Plaintiffs voluntarily dismissed the Rubin and Taylor Complaints on January 21, 2022 and February 18, 2022, respectively.
Each of the complaints asserted claims under Section 14(a) and Section 20(a) of the Exchange Act and SEC Rule 14a-9, challenging the adequacy of disclosures in the proxy statement/prospectus filed with the SEC on September 8, 2021 or the Definitive Proxy Statement filed with the SEC on September 24, 2021, regarding Misonix and/or Bioventus’ projections and J.P. Morgan’s financial analysis. The complaints had sought, among other relief, (i) injunctive relief preventing the parties from proceeding with the merger; (ii) rescission in the event that the merger is consummated; and (iii) an award of costs, including attorneys’ and experts’ fees.
Misonix former distributor
On March 23, 2017, Misonix’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against Misonix and certain of its officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that Misonix improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted Misonix’s motion to dismiss each of the tort claims asserted against Misonix, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the Court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. Discovery in the matter ended on August 5, 2021. On January 20, 2022, the Court granted Misonix’s summary judgment motion on Cicel’s breach of contract and defamation claims. Cicel’s motion for reconsideration of the Court’s summary judgment ruling in Misonix’s favor was dismissed by the Court on April 29, 2022. On July 18, 2022, Cicel voluntarily dismissed the remaining claim for trade secret theft and stated its intention to appeal the Court’s January 20, 2022 ruling on the breach of contract and defamation claims to the Court of Appeals. The Company believes that it has various legal and factual defenses to these claims and intends to vigorously defend any appeal of the lower court’s summary judgment rulings in its favor.
Bioness shareholder
Prior to closing the Bioness Acquisition, Bioness had been named as a defendant in a lawsuit, for which the Company is indemnified under the indemnification provisions contained in the Bioness Merger Agreement. The case relates to an action brought in February 2021 in the Delaware State Court of Chancery by a former minority shareholder and director of Bioness, seeking a temporary restraining order contesting the acquisition of Bioness. While the complaint to block the Bioness acquisition was dismissed by the court, a separate action was brought against the Company under the indemnification provisions of the Bioness Certificate of Incorporation to recover attorney fees and other expenses totaling approximately $2,400 incurred by the director and shareholder in connection with the dismissed case.
On August 19, 2021, the court issued a ruling granting, in part, plaintiff’s motion for summary judgment, awarding plaintiff attorney’s fees and related expenses incurred in connection with performance of the plaintiff’s directorial duties, and denying fees and expenses incurred in a non-director capacity. In its ruling, the Court’s order also directed the parties to agree upon a process that will govern the payment of and challenges to plaintiff’s payment requests and required Bioness to pay 50% of the demanded amount into escrow if more than 50% of the total invoiced amount was in dispute. Pursuant to the court’s order, to date, Bioness has paid approximately $1,200 into escrow. The Company awaits the court’s final ruling on the appropriateness of these fees.

On February 8, 2022, the above referenced minority shareholder of Bioness filed another action in the Delaware State Court of Chancery in connection with our acquisition of Bioness. This action names the former Bioness directors, the Alfred E. Mann Trust (Trust), which was the former majority shareholder of Bioness, the trustees of the Trust and Bioventus as defendants. The complaint alleges, among other things, that the individual directors, the Trust, and the trustees breached their fiduciary duty to the plaintiff in connection with their consideration and approval of our transaction. The complaint also alleges that we aided and abetted the other defendants in breaching their fiduciary duties to the plaintiff and that we breached the Merger Agreement by failing to pay the plaintiff its pro rata share of the merger consideration. We believe that we are indemnified under the indemnification provisions contained in the Bioness Merger Agreement for these claims. On July 20, 2022, we filed a motion to dismiss all claims made against us on various grounds, as did all the other named defendants in the suit. The Court has not yet ruled on any of these motions. We also believe that there are various legal and factual defenses to the claims plaintiff made against us and intend to defend ourselves vigorously.
Other matters
On November 10, 2021, the Company entered into an asset purchase agreement for an HA product and made an upfront payment of $853. An additional maximum payment of $853 is due upon the transfer of certain seller customer data. If the Company is able to obtain a Medical Device Regulation Certification for the product, $1,707 will be paid to the seller within five days. The Company is required to pay royalties through 2026 of 5.0% on the first $569 in sales and 2.5% thereafter.
On August 23, 2019, the Company was assigned a third-party license on a product currently in development and the Company is subject to a 3% royalty on certain commercial sales, or a nominal minimum amount per quarter, beginning in 2023.
On May 29, 2019, the Company and the Musculoskeletal Transplant Foundation, Inc. d/b/a MTF Biologics (MTF), entered into a collaboration and development agreement to develop one or more products for orthopedic application to be commercialized by the Company and supplied by MTF (the Development Agreement). The first phase has been completed, but during the second quarter of 2022, the Company elected to discontinue the development of MOTYS, the initial product candidate under development. The Development Agreement continues until the date when the parties execute a supply agreement for the commercial products or otherwise is terminated under its terms.
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (OA) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the three months ended July 2, 2022 and July 3, 2021 and six months ended July 2, 2022 and July 3, 2021 totaled $4,083, $3,548, $7,415 and $5,925, respectively. These royalties are included in cost of sales within the consolidated statement of operations and comprehensive (loss) income.
As part of a supply agreement entered on February 9, 2016 for the Company’s three injection OA product, the Company is subject to annual minimum purchase requirements for 10 years. After the initial 10 years, the agreement will automatically renew for an additional 5 years unless terminated by the Company or the seller in accordance with the agreement.
As part of a supply agreement for the Company’s five injection OA product that was amended and restated on December 22, 2020, the Company is subject to annual minimum purchase requirements for 8 years.
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
From time to time, the Company causes letters of credit (LOCs) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of July 2, 2022 and December 31, 2021, the Company had one LOC outstanding for a nominal amount.
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

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Primary geographic markets:
U.S.	$126,310	$98,682	$230,391	$173,220
International	14,021	11,134	27,230	18,374
Total net sales	$140,331	$109,816	$257,621	$191,594
Vertical:
Pain Treatments	$63,914	$56,704	$115,967	$98,234
Restorative Therapies	39,902	32,511	74,262	54,332
Surgical Solutions	36,515	20,601	67,392	39,028
Total net sales	$140,331	$109,816	$257,621	$191,594
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
The following table presents segment adjusted EBITDA reconciled to (loss) income before income taxes:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Segment adjusted EBITDA
U.S.	$19,196	$17,149	$23,924	$27,147
International	3,735	2,738	6,118	3,810
Interest (expense) income, net	(2,578)	(1,681)	(1,028)	1,195
Depreciation and amortization	(12,384)	(7,479)	(24,863)	(14,663)
Acquisition and related costs	(3,901)	(4,580)	(11,304)	(7,776)
Restructuring and succession charges	(1,695)	(187)	(2,272)	(344)
Impairments related to variable interest entity	—	(7,043)	—	(7,043)
Equity compensation	(4,616)	(5,853)	(9,505)	16,559
Equity loss in unconsolidated investments	(280)	(432)	(681)	(901)
Foreign currency impact	(602)	12	(541)	64
Other items	(3,645)	(1,710)	(6,556)	(2,659)
(Loss) income before income taxes	$(6,770)	$(9,066)	$(26,708)	$15,389
14. Subsequent events
On July 11, 2022 the Company amended the 2019 Credit Agreement (as amended, the Amended 2019 Credit Agreement) in conjunction with the acquisition of CartiHeal (CartiHeal Acquisition). Pursuant to the Amended 2019 Credit Agreement, an $80,000 term loan facility (Term Loan Facility) was extended to the Company to be used for (i) the financing of the CartiHeal Acquisition; (ii) the payment of related fees and expenses; and (iii) working capital needs and general corporate purposes of the Company, including without limitation for permitted acquisitions. The Term Loan Facility will mature on October 29, 2026. The Company may elect either the secured overnight financial rate (SOFR) or base interest rate options for all borrowings as of July 12, 2022, which includes any outstanding balances under the Term Loan, Term Loan Facility and revolving credit facility. Initial SOFR loans and base rate loans had a margin of 3.25% and 2.25%, respectively, subsequent to July 12, 2022.

The Company will make quarterly scheduled principal payments of the Term Loan Facility, commencing September 30, 2022, in an amount equal to: (a) for the first two such payments, 1.25% of the initial principal amount of the Term Loan Facility, (b) for the next eight such payments, 1.875% of the initial principal amount of the Term Loan Facility, and (c) for the next eight such payments, 2.50% of the initial principal amount of the Term Loan Facility, with the balance to be paid at maturity.
On July 12, 2022, the Company acquired 100% of CartiHeal for an aggregate purchase price of approximately $315,000 and an additional $135,000 becoming payable after closing upon achievement of certain sales milestones. The Company paid $100,000 of the aggregate purchase price upon closing consisting of $50,000, previously deposited in escrow by the Company and then held by a payment agent and $50,000 from the Term Loan Facility. The Company also paid approximately $8,000 of CartiHeal’s transaction-related fees and expenses and deferred $215,000 of the aggregate purchase price otherwise due at closing until the earlier of the achievement of certain milestones and the occurrence of certain installment payment dates. Refer to Note 3. Acquisitions and investments for further details regarding the agreements and conditions of payment in regard to the acquisition of CartiHeal.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of Bioventus Inc.’s (sometimes referred to as “we,” “us,” “our” or “Bioventus”) financial condition and results of operations should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” and our unaudited consolidated condensed financial statements and related notes thereto appearing elsewhere in this Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 11, 2022 (2021 10-K).
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
The following table sets forth total net sales, net (loss) income and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	$140,331	$109,816	$257,621	$191,594
Net (loss) income	$(8,014)	$(10,780)	$(22,820)	$13,748
Adjusted EBITDA(1)	$22,931	$19,887	$30,042	$30,957
Loss per share, basic and diluted	$(0.11)	$(0.10)	$(0.30)	$(0.12)
(1)See below under results of operations-Adjusted EBITDA for a reconciliation of net (loss) income to Adjusted EBITDA.
Strategic transactions
CartiHeal
On July 15, 2020, we entered into an Option and Equity Purchase Agreement (Option Agreement) with CartiHeal (2009) Ltd. (CartiHeal), a privately-held company headquartered in Israel and the developer of the proprietary Agili-C™ implant for the treatment of joint surface lesions in traumatic and osteoarthritic joint, and its shareholders. The agreement provided us with an exclusive option to acquire 100% of CartiHeal’s shares under certain conditions (Call Option), and provided CartiHeal with a put option that would require us to purchase 100% of CartiHeal’s shares under certain conditions (Put Option).

We exercised the Call Option in April 2022 for the acquisition of all the remaining shares of CartiHeal, excluding shares we already owned, for approximately $315.0 million, with an additional $135.0 million payable upon the achievement of certain milestones. The Company’s decision to exercise the Call Option follows the U.S. Food and Drug Administration’s (FDA) March 29, 2022 premarket approval of CartiHeal’s Agili-C implant. In August, 2021, CartiHeal provided us with the required evidence of the Agili-CTM device clinical trial’s success demonstrating the superiority of the Agili-C implant over the surgical standard of care, including microfracture and debridement, for the treatment of cartilage or osteochondral defects, in both osteoarthritic knees and knees without degenerative changes. As a result, we deposited $50.0 million into escrow toward the potential purchase price of CartiHeal, which was subsequently transferred to a payment agent on June 16, 2022.
On June 17, 2022, we entered into an amendment to the Option Agreement with CartiHeal (CartiHeal Amendment) and Elron Ventures Limited, in its capacity as the CartiHeal shareholder representative. Pursuant to the CartiHeal Amendment, we secured the right to defer $215.0 million of upfront consideration (Deferred Amount) otherwise payable to CartiHeal stockholders at the closing of the acquisition (CartiHeal Acquisition). The Deferred Amount will be paid to CartiHeal stockholders upon the earlier of the achievement of certain milestones and the occurrence of certain installment payment dates. The Deferred Amount will be paid in five tranches commencing in 2023 and ending no later than 2027.
Pursuant to the CartiHeal Amendment, we will pay interest on each tranche of the Deferred Amount at a rate of 8.0% annually, until such tranche becomes due and payable and is paid (subject to an interest penalty of 10% per annum in the event of default). The additional $135.0 million payable would be payable upon achievement of $75.0 million in trailing twelve month sales pursuant to the CartiHeal Amendment. The acquisition of CartiHeal closed on July 12, 2022. We paid at closing to CartiHeal stockholders an aggregate up-front payment of $100.0 million (inclusive of the previously discussed escrow deposit). We also paid approximately $8.0 million of CartiHeal’s transaction related fees and expenses.
On July 11, 2022 we amended our credit agreement (as amended, the Amended 2019 Credit Agreement) in conjunction with the CartiHeal Acquisition. Pursuant to the Amended 2019 Credit Agreement, an $80.0 million term loan facility (Term Loan Facility) was extended to us for: (i) the financing of the CartiHeal Acquisition; (ii) the payment of related fees and expenses; and (iii) working capital needs and general corporate purposes of the Company, including without limitation for permitted acquisitions. The Term Loan Facility will mature on October 29, 2026. Refer to the Liquidity and Capital Resources—Credit Facilities for further information.
On July 12, 2022, we closed the CartiHeal Acquisition thereby acquiring all of its remaining shares for an aggregate purchase price of $315.0 million and an additional $135.0 million becoming payable after closing upon achievement of the sales milestones previously discussed. We paid $100.0 million of the aggregate purchase price at the closing consisting of the $50.0 million escrow deposit and the $50.0 million from the Term Loan Facility. We also paid approximately $8.0 million for the previously discussed transaction related fees and expenses of CartiHeal.
B.O.N.E.S. Trial
We submitted a premarket approval (PMA) supplement to the FDA in December 2020 seeking approval of an expanded indication for EXOGEN, specifically, for the adjunctive treatment of acute and delayed metatarsal fractures to reduce the risk of non-union. This PMA supplement was based on and supported by clinical data in metatarsal fractures from the ongoing B.O.N.E.S. study. In April 2021, we received a letter from the FDA identifying certain deficiencies in the PMA supplement that must be addressed before the FDA can complete its review of the PMA supplement. The deficiencies include concerns about the data and endpoints from the B.O.N.E.S. study, and requests for re-analyses of certain data and provision of other information to support the findings. We are in the process of performing ancillary analysis on the data as requested by the FDA and remain engaged in discussions with the FDA to address the agency’s concerns. In addition, in December 2021, we completed the follow-up of all patients in the scaphoid B.O.N.E.S. study. We plan on submitting a PMA supplement for this indication in the fourth quarter of 2022. We can give no assurance that we will be able to resolve the deficiencies identified by the FDA in a timely manner, or at all. Consequently, the FDA’s decision on the PMA supplements may be delayed beyond the time originally anticipated. Moreover, if our responses do not satisfy the FDA’s concerns, the FDA might not approve our PMA supplements seeking to expand the indications for use of EXOGEN in metatarsal and scaphoid fractures as proposed.
MOTYS Update
During the second quarter of 2022, prior to obtaining the results from our Phase 2 trial, we elected to discontinue the development of MOTYS, to focus our resources on other priorities, including the integration of our recent acquisitions and our expanded R&D and product development portfolio we inherited with these acquisitions. We expect to incur approximately $4.0 to $6.0 million in required costs over the next year exclusively to fulfill our remaining regulatory obligations related to our Phase 2 trial (MOTYS Costs) with the majority in the second half of 2022. We may assess further strategic options at a future date.

Consolidated Appropriations Act - 2021
In July 2022, in connection with the Consolidated Appropriations Act, 2021 (CAA), the Centers for Medicare and Medicaid Services (CMS) began utilizing new pricing information the Company reported to it pursuant to the newly adopted reporting obligations to adjust the Medicare payment to healthcare providers using our Durolane and Gelsyn-3 products.
COVID-19 pandemic impact
Our business, results of operations and financial condition have been and may continue to be, materially impacted by fluctuations in patient visits and elective procedures and any future temporary cessations of elective procedures as a result of the COVID-19 pandemic and could be further impacted by delays in payments from customers, supply chain interruptions, “shelter-in-place” orders or advisories, facility closures or other reasons related to the pandemic. As of the date of this Quarterly Report on Form 10-Q, the extent to which COVID-19 could materially impact our financial conditions, liquidity or results of operations is uncertain.
To the extent COVID-19 disruptions continue to adversely impact our business, results of operations and financial condition, it might also have the effect of heightening risks relating to our ability to successfully commercialize newly developed or acquired products or therapies, consolidation in the healthcare industry, intensified pricing pressure as a result of changes in the purchasing behavior of hospitals and maintenance of our numerous contractual relationships.
Results of Operations
For a description of the components of our results of operations, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 10-K.
The following table sets forth components of our condensed consolidated statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including depreciation and amortization)	31.1%	30.5%	33.1%	29.1%
Gross profit	68.9%	69.5%	66.9%	70.9%
Selling, general and administrative expense	64.0%	62.9%	68.2%	54.1%
Research and development expense	4.5%	4.4%	5.2%	3.0%
Restructuring costs	0.7%	—%	0.6%	—%
Change in fair value of contingent consideration	0.2%	0.6%	0.2%	0.3%
Depreciation and amortization	1.9%	1.7%	2.3%	2.0%
Impairment of variable interest entity assets	—%	5.2%	—%	3.0%
Operating (loss) income	(2.4%)	(5.3%)	(9.6%)	8.5%
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Net (loss) income	$(8,014)	$(10,780)	$(22,820)	$13,748
Income tax expense (benefit)	1,244	1,714	(3,888)	1,641
Interest expense (income), net	2,578	1,681	1,028	(1,195)
Depreciation and amortization(a)	12,384	7,479	24,863	14,663
Acquisition and related costs(b)	3,901	4,580	11,304	7,776
Restructuring and succession charges(c)	1,695	187	2,272	344
Equity compensation(d)	4,616	5,853	9,505	(16,559)
Equity loss in unconsolidated investments(e)	280	432	681	901
Foreign currency impact(f)	602	(12)	541	(64)
Impairments related to variable interest entity(g)	—	7,043	—	7,043
Other items(h)	3,645	1,710	6,556	2,659
Adjusted EBITDA	$22,931	$19,887	$30,042	$30,957

(a)Includes for the three months ended July 2, 2022 and July 3, 2021 and the six months ended July 2, 2022 and July 3, 2021, respectively, depreciation and amortization of $9,684, $5,618, $18,902 and $10,854 in cost of sales and $2,700, $1,861, $5,961 and $3,809 in operating expenses presented in the consolidated statements of operations and comprehensive (loss) income.
(b)Includes acquisition and integration costs related to completed acquisitions, amortization of inventory step-up associated with acquired entities, and changes in fair value of contingent consideration.
(c)Costs incurred during the three and six months ended July 2, 2022 were the result of adopting acquisition related restructuring plans to reduce headcount, reorganize management structure and to consolidate certain facilities. Costs incurred during the corresponding periods in 2021 were primarily related to executive transitions.
(d)The three and six months ended July 2, 2022 and the three months ended July 3, 2021 include compensation expense resulting from awards granted under the Company’s equity-based compensation plans in effect after its initial public offering (IPO). The six months ended July 3, 2021 also includes the expense and the change in fair value of the liability-classified awards granted under the compensation plans in effect prior to the Company’s IPO.
(e)Represents CartiHeal equity investment losses.
(f)Includes realized and unrealized gains and losses from fluctuations in foreign currency.
(g)Represents the loss on impairment of Harbor Medtech Inc.’s (Harbor) long-lived assets and the Company’s investment in Harbor.
(h)Other items primarily includes charges associated with strategic transactions, such as potential acquisitions; public company preparation costs, which primarily includes accounting and legal fees; and MOTYS Costs (as defined below). During the second quarter of 2022, prior to obtaining the results from our Phase 2 trial, we elected to discontinue the development of MOTYS, to focus our resources on other priorities, including the integration of our recent acquisitions and our expanded R&D and product development portfolio we inherited with these acquisitions. In the second quarter of 2022, we incurred $0.8 million, and we expect to incur approximately $4.0 to $6.0 million in required costs over the next twelve months with the majority in the second half of 2022, exclusively to fulfill our remaining regulatory obligations related to our Phase 2 trial (MOTYS Costs).
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator that management uses as a measure of operating performance as well as for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net (loss) income before depreciation and amortization, provision of income taxes and interest expense (income), net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include acquisition and related costs, restructuring and succession charges, equity compensation, equity loss in unconsolidated investments, foreign currency impact, and other items. Adjusted EBITDA by segment is comprised of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
Non-GAAP financial measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. These measures might exclude certain normal recurring expenses. Therefore, these measures might not provide a complete understanding of the Company's performance and should be reviewed in conjunction with the U.S. GAAP financial measures. Additionally, other companies might define their non-GAAP financial measures differently than we do. Investors are encouraged to review the reconciliation of the non-GAAP measure provided in this report, including in the table above, to its most directly comparable U.S. GAAP measure.
Net sales

	Three Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
U.S.	$126,310	$98,682	$27,628	28.0%
International	14,021	11,134	2,887	25.9%
Net Sales	$140,331	$109,816	$30,515	27.8%
U.S.
Net sales increased $27.6 million, or 28.0%, of which acquisitions contributed $18.1 million. Revenue also increased due to volume growth. Total increases by vertical were: (i) Pain Treatments—$6.9 million; (ii) Restorative Therapies—$8.2 million; and (iii) Surgical Solutions—$12.5 million.

International
Net sales increased $2.9 million, or 25.9%, of which acquisitions contributed $3.5 million, partially offset by a decline in sales volume within our Restorative Therapies vertical.

	Six Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
U.S.	$230,391	$173,220	$57,171	33.0%
International	27,230	18,374	8,856	48.2%
Net Sales	$257,621	$191,594	$66,027	34.5%
U.S.
Net sales increased $57.2 million, or 33.0%, of which acquisitions contributed $41.2 million. Revenue also increased due to volume growth. Total increases by vertical were: (i) Pain Treatments—$17.0 million; (ii) Restorative Therapies—$18.5 million; and (iii) Surgical Solutions—$21.6 million.
International
Net sales increased $8.9 million, or 48.2%, due to acquisitions. Revenue also slightly increased due to sales volume growth as revenue during the first quarter of 2021 was negatively affected by the economic impact of the COVID-19 pandemic. This growth was partially offset by a decline in sales volume within our Restorative Therapies vertical during the second quarter of 2022.
Gross profit and gross margin

	Three Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
U.S.	$87,331	$68,814	$18,517	26.9%
International	9,323	7,499	1,824	24.3%
Total	$96,654	$76,313	$20,341	26.7%

	Three Months Ended
	July 2, 2022	July 3, 2021	Change
U.S.	69.1%	69.7%	(0.6%)
International	66.5%	67.4%	(0.9%)
Total	68.9%	69.5%	(0.6%)
U.S.
Gross profit increased $18.5 million, or 26.9%, primarily due to the increase in net sales. Gross margin decreased due to product mix including products introduced as a result of acquisitions, partially offset by less inventory step-up amortization of acquisition related assets in 2022 compared with the prior year.
International
Gross profit increased $1.8 million, or 24.3%, primarily due to the increase in net sales. Gross margin decreased due to product mix including products introduced as a result of acquisitions.

	Six Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
U.S.	$154,947	$123,429	$31,518	25.5%
International	17,409	12,440	4,969	39.9%
Total	$172,356	$135,869	$36,487	26.9%

	Six Months Ended
	July 2, 2022	July 3, 2021	Change
U.S.	67.3%	71.3%	(4.0%)
International	63.9%	67.7%	(3.8%)
Total	66.9%	70.9%	(4.0%)

U.S.
Gross profit increased $31.5 million, or 25.5%, primarily due to the increase in net sales. Gross margin decreased due to product mix including products introduced as a result of acquisitions. Gross margin was also negatively impacted by 1.5% from inventory step-up amortization of acquisition related assets in 2022 compared with the prior year.
International
Gross profit increased $5.0 million, or 39.9%, primarily due to the increase in net sales. Gross margin decreased due to product mix including products introduced as a result of acquisitions.
Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Selling, general and administrative expense	$89,620	$69,050	$20,570	29.8%
Selling, general and administrative expenses increased $20.6 million, or 29.8%, primarily due to: (i) an increase in compensation related expenses of $12.3 million, primarily resulting from acquisitions; (ii) an increase in consulting and travel related expenses of $4.4 million; and (iii) an increase in bad debt expenses of $1.9 million.

	Six Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Selling, general and administrative expense	$175,744	$103,736	$72,008	69.4%
Selling, general and administrative expenses increased $72.0 million, or 69.4%, primarily due to: (i) an increase in compensation related expenses of $29.1 million, primarily resulting from acquisitions; (ii) an increase in equity-based compensation of $24.0 million, which includes a $23.4 million decrease in fair market value during 2021 of accrued equity-based compensation resulting from the difference between the pricing from the pending IPO and the actual offering price; (iii) an increase in consulting and travel related expenses of $8.8 million; (iv) an increase of $2.9 million in bad debt expenses; and (v) an increase of $1.9 million in corporate and employee health insurance primarily resulting from acquisitions.
Research and development expenses

	Three Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Research and development expense	$6,366	$4,836	$1,530	31.6%
Research and development expense increased by $1.5 million, or 31.6%, due to: (i) an increase of $0.9 million in consulting costs; and (ii) an increase of $0.8 million in compensation related expenses partially driven by acquisitions.

	Six Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Research and development expense	$13,294	$5,783	$7,511	129.9%
Research and development expense increased by $7.5 million, or 129.9%, primarily due to: (i) an increase of $2.7 million in consulting costs; (ii) an increase of $2.3 million in compensation related expenses partially driven by acquisitions; and (iii) an increase in equity-based compensation of $2.0 million, which includes a $1.8 million decrease in fair market value during 2021 of accrued equity-based compensation resulting from the difference between the pricing from the pending IPO and the actual offering price.
Restructuring costs
Restructuring costs of $1.0 million and $1.6 million for the three and six months ended July 2, 2022, respectively, were incurred as a result of restructuring plans for recently acquired businesses to reduce headcount, to reorganize management structure and to consolidate certain facilities.
Change in fair value of contingent consideration

	Three Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Change in fair value of contingent consideration	$273	$641	$(368)	(57.4%)

	Six Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Change in fair value of contingent consideration	$542	$641	$(99)	(15.4%)
The changes in fair value of contingent consideration during the three and six months ended July 2, 2022 compared with the prior year comparable periods resulted from not meeting the $15,000 FDA approval milestone related to the Bioness Acquisition, thereby decreasing the amount of contingent consideration owed. Fair value changes involving contingent consideration represent changes in the present value of discounted cash flows due to the passage of time.
Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Depreciation and amortization	$2,696	$1,852	$844	45.6%

	Six Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Depreciation and amortization	$5,950	$3,777	$2,173	57.5%
Depreciation and amortization increased during three and six months ended July 2, 2022 compared with the prior year comparable periods primarily due to acquisitions, partially offset by lower amortization expense in the current year as certain assets became fully amortized.
Impairment of variable interest entity assets
We terminated its Collaboration Agreement with Harbor on June 8, 2021 resulting in a $5.7 million impairment on Harbor’s long-lived asset balances, of which $5.2 million was recorded in loss attributable to noncontrolling interest. Refer to Note 3. Business combination and investments in the Notes to the unaudited condensed consolidated financial statements Part I, Item 1. Financial Statements of this Form 10-Q for further details concerning the impairment and deconsolidation of Harbor.
Other expense

	Three Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Interest expense, net	$2,578	$1,681	$897	53.4%
Other expense	$884	$1,645	$(761)	(46.3%)
Interest expense, net increased $0.9 million due to an increase of $1.3 million in interest expense as a result of our October 2021 debt refinancing, partially offset by $0.5 million of interest income from the change in the fair value of our interest rate swap.
Other expense decreased $0.8 million primarily due to the impairment of our Harbor investment of $1.4 million in the prior year, partially offset by a $0.6 million foreign currency impact.

	Six Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Interest expense (income), net	$1,028	$(1,195)	$2,223	(186.0%)
Other expense	$922	$2,064	$(1,142)	(55.3%)
Interest expense (income), net changed $2.2 million due to: (i) the settlement of our equity participation right (EPR) liability in 2021 resulting in interest income of $2.8 million; and (ii) an increase of $2.1 million in interest expense as a result of our October 2021 debt refinancing. These changes were partially offset by a $2.9 million increase in interest income resulting from the change in the fair value of our interest rate swap.
Other expense decreased $1.1 million primarily due to the impairment of our Harbor investment of $1.4 million in the prior year, partially offset by a $0.6 million foreign currency impact.

Income tax (benefit) expense

	Three Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Income tax expense	$1,244	$1,714	$(470)	(27.4)%
Effective tax rate	18.4%	18.9%		(0.5)%
Income tax expense for the three months ended July 2, 2022 and July 3, 2021 was primarily due to a change in our forecasted effective tax rate.

	Six Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Income tax (benefit) expense	$(3,888)	$1,641	$(5,529)	NM
Effective tax rate	14.6%	10.7%		3.9%
(NM = Not Meaningful)
Income tax benefit for the six months ended July 2, 2022 and July 3, 2021 was primarily due to net losses experienced during the first six months of 2022. The income tax expense for the six months ended July 3, 2021 was primarily due to capitalized expenses resulting from our IPO.
Noncontrolling interest

	Three Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Continuing LLC Owner	$545	$1,478	$(933)	(63.1)%
Other noncontrolling interest	217	5,176	(4,959)	(95.8%)
Total	$762	$6,654	$(5,892)

	Six Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Continuing LLC Owner	$3,956	$1,397	$2,559	183.2%
Other noncontrolling interest	335	5,665	(5,330)	(94.1%)
Total	$4,291	$7,062	$(2,771)
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC in which we own 79.6%. We have a majority economic interest, the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a non-controlling interest representing the 20.4% that is owned by the Continuing LLC Owner.
The decline in losses associated with other noncontrolling interest resulted from our deconsolidation of Harbor upon the termination of the Collaboration Agreement during the second quarter of 2021 in which we incurred a $5.7 million impairment charge. We ceased being the primary beneficiary upon termination as we no longer had the power to direct Harbor’s significant activities.
Segment Adjusted EBITDA
Adjusted EBITDA for each of our reportable segments is as follows:

	Three Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
U.S.	$19,196	$17,149	$2,047	11.9%
International	$3,735	$2,738	$997	36.4%
U.S.
Adjusted EBITDA increased $2.0 million, or 11.9%, primarily due to higher gross profit, partially offset with an increase in compensation related charges, consulting and travel related expenses as well as higher public company costs.
International
Adjusted EBITDA increased $1.0 million, or 36.4%, primarily due to an increase in gross profit resulting from the increase in sales. This increase was partially offset by consulting, travel related expenses and the negative impact of foreign currency.

	Six Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
U.S.	$23,924	$27,147	$(3,223)	(11.9%)
International	$6,118	$3,810	$2,308	60.6%
U.S.
Adjusted EBITDA decreased $3.2 million, or 11.9%, primarily due to an increase in compensation related charges of previously discussed as well as higher public company costs, partially offset by an increase in gross profit.
International
Adjusted EBITDA increased $2.3 million, or 60.6%, primarily due to an increase in gross profit resulting from the increase in sales. This increase was partially offset by the increase in consulting, travel related expenses, compensation and the negative impact of foreign currency.
Liquidity and Capital Resources
Sources of liquidity
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, clinical trials, and capital expenditures. We expect these needs to continue as we develop and commercialize new products and further our expansion into international markets. As discussed below under CartiHeal, additional capital was provided to consummate the CartiHeal Acquisition through the Term Loan Facility, extended to us through the Amended 2019 Credit Agreement, and additional capital will be required to fund the Deferred Amount under the CartiHeal Amendment. We believe that our existing cash and cash equivalents, borrowing capacity under our revolving credit facility and cash flow from operations will be enough to meet our anticipated cash requirements for at least the next twelve months. However, additional capital may be required to fund the Deferred Amount under the CartiHeal Amendment.
We anticipate that to the extent that we require additional liquidity, we will obtain funding through the incurrence of other indebtedness, additional equity financings or a combination of these potential sources of liquidity. In addition, we may raise additional funds to finance future cash needs through receivables or royalty financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. Debt financing, if available, would result in increased payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that might not be favorable to us. The covenants under the Amended 2019 Credit Agreement limit our ability to obtain additional debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future could have a negative impact on our financial condition and our ability to pursue our business strategies.
Initial public offering
On February 16, 2021, in connection with our IPO, we issued and sold 9,200,000 shares of our Class A common stock at a price to the public of $13.00 per share, resulting in gross proceeds to us of approximately $119.6 million, before deducting the underwriting discount, commissions and estimated offering expenses payable by us. Bioventus Inc. is a holding company and has no material assets other than the ownership of LLC Interests and has no independent means of generating revenue. Deterioration in the financial condition, earnings, or cash flow of BV LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements, including the Amended 2019 Credit Agreement, contain covenants that may restrict BV LLC and its subsidiaries from paying such distributions, subject to certain exceptions. Further, BV LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of BV LLC (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of BV LLC are generally subject to similar legal limitations on their ability to make distributions to BV LLC. Bioventus Inc., as the managing member, causes BV LLC to make cash distributions to the owners of LLC Interests in an amount sufficient to (i) fund tax obligations in respect of allocations of taxable income from BV LLC; and (ii) cover Bioventus Inc. operating expenses, including payments under the Tax Receivable Agreement (TRA).
Cash requirements
Except as provided below and the previously discussed capital requirements for the acquisition of CartiHeal, there have been no material changes to our future cash requirements as disclosed in Part II, Item 7 of our 2021 10-K.

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
Tax Receivable Agreement
The BV LLC Agreement provides for the payment of certain distributions to the Continuing LLC Owner in amounts sufficient to cover the income taxes imposed with respect to the allocation of taxable income from BV LLC as well as obligations under the Tax Receivable Agreement (TRA). Under the TRA, we are required to make cash payments to the Continuing LLC Owner equal to 85% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (1) increases in the tax basis of assets of BV LLC resulting from (a) any future redemptions or exchanges of LLC Interests, and (b) certain distributions (or deemed distributions) by BV LLC and (2) certain other tax benefits arising from payments under the TRA. We expect the amount of the cash payments required to be made under the TRA will be significant. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing LLC Owner, the amount of gain recognized by the Continuing LLC Owner, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing LLC Owner under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA.
CartiHeal
As disclosed under Strategic Transactions—CartiHeal, we exercised the Call Option in April 2022 for the acquisition of all the remaining shares of CartiHeal, excluding shares we already own, for approximately $315.0 million. An additional $135.0 million is payable contingent upon the achievement of $75.0 million in trailing twelve month sales. Pursuant to the CartiHeal Amendment, we deferred $215.0 million of the aggregate purchase price otherwise due at closing until the earlier of the achievement of certain milestones and the occurrence of certain installment payment dates. The first two milestones, each of which are $50.0 million, will be paid no later than the end of the third quarter of 2023. The next two milestones, each of which are $25.0 million, will be paid by the end of 2024 and 2025, respectively. The final milestone of $65.0 million is to be paid by 2027. We are currently exploring financing options in order to fund Deferred Amount payable in connection with the CartiHeal Acquisition. For additional information, see Part II, Item 1A. Risk Factors.
Credit Facilities
On July 11, 2022 we amended the 2019 Credit Agreement (as amended, the Amended 2019 Credit Agreement) in conjunction with the CartiHeal Acquisition. Through the Amended 2019 Credit Agreement, an $80.0 million Term Loan Facility was extended to us for (i) the financing of the CartiHeal Acquisition; (ii) the payment of related fees and expenses; and (iii) working capital needs and general corporate purposes of the Company. The Term Loan Facility will mature on October 26, 2026. We may elect either the secured overnight financial rate (SOFR) or base interest rate options for all borrowings as of July 12, 2022, which includes any outstanding balances under the Term Loan, Term Loan Facility and revolving credit facility. Initial SOFR loans and base rate loans had a margin of 3.25% and 2.25%, respectively, subsequent to July 12, 2022. The Amended 2019 Credit Agreement includes customary affirmative and negative covenants including financial maintenance covenants.
We were in compliance with all required financial covenants under the 2019 Credit Agreement as of July 2, 2022.
Other
For information regarding Commitments and Contingencies, refer to Note 11. Commitments and contingencies and Note 3. Acquisitions and investments to the Notes to the Unaudited condensed consolidated financial statements of Part 1, Item 1. Financial Statements of this Form 10-Q.

Information regarding cash flows
Cash, cash equivalents and restricted cash as of July 2, 2022 totaled $41.0 million, compared to $99.2 million as of December 31, 2021. The decrease in cash was primarily due to the following:

	Six Months Ended		Change
(in thousands, except for percentage)	July 2, 2022	July 3, 2021	$	%
Net cash from operating activities	$(18,080)	$(713)	$(17,367)	NM
Net cash from investing activities	(56,699)	(49,296)	(7,403)	15.0%
Net cash from financing activities	16,860	101,409	(84,549)	(83.4%)
Effect of exchange rate changes on cash	(293)	(171)	(122)	71.3%
Net change in cash, cash equivalents and restricted cash	$(58,212)	$51,229	$(109,441)	NM
NM = Not Meaningful
Operating Activities
Net cash used in operating activities increased $17.4 million, primarily due to completed acquisitions and the resulting integration costs, higher employee compensation and increased operating expenses. These outflows were partially offset by increased collections from higher sales.
Investing Activities
Cash flows used in investing activities increased $7.4 million, primarily due to the $50.0 million held in trust for the acquisition of CartiHeal and an increase of $2.3 million in capital expenditures, partially offset by the $45.8 million acquisition of Bioness in 2021.
Financing Activities
Cash flows provided by financing activities decreased $84.5 million, primarily due to the $107.8 million in net proceeds from the issuance of Class A common stock sold during our 2021 IPO. This was partially offset by a $25.0 million draw on our revolving credit facility in 2022.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
Except as discussed above, there have been no material changes to our contractual obligations as disclosed in our 2021 10-K.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 15, 2022, the Company, through its subsidiary Bioness, filed a lawsuit in the United States District Court for the Eastern District of Virginia against Aretech, LLC (“Aretech”) alleging infringement by Aretech of various patents related to our Vector Gait and Safety Support System®. On August 8, 2022, Aretech filed an answer to the lawsuit denying infringement and asserting various affirmative defenses and counterclaims to the Bioness complaint. We are reviewing the answer and counterclaims made by Aretech and plan to aggressively defend our patents in the litigation.
On March 23, 2017, Misonix’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against Misonix and certain of its officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that Misonix improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted Misonix’s motion to dismiss each of the tort claims asserted against Misonix, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the Court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. Discovery in the matter ended on August 5, 2021. On January 20, 2022, the Court granted Misonix’s summary judgment motion on Cicel’s breach of contract and defamation claims. Cicel’s motion for reconsideration of the Court’s summary judgment ruling in Misonix’s favor was dismissed by the Court on April 29, 2022. On July 18, 2022, Cicel voluntarily dismissed the remaining claim for trade secret theft and stated its intention to appeal the Court’s January 20, 2022 ruling on the breach of contract and defamation claims to the Court of Appeals. We believe that we have various legal and factual defenses to these claims and intend to vigorously defend any appeal of the lower court’s summary judgement rulings in our favor.
Prior to the closing of our acquisition of Bioness, Bioness had been named as a defendant in a lawsuit, for which we are indemnified under the indemnification provisions contained in the Bioness Merger Agreement. The case relates to an action brought in February 2021 in the Delaware State Court of Chancery by a former minority shareholder and director of Bioness, seeking a temporary restraining order contesting our acquisition of Bioness. While the complaint to block the Bioness acquisition was dismissed by the court, a separate action was brought against the Company under the indemnification provisions of the Bioness Certificate of Incorporation to recover approximately $2.4 million in attorney fees and other expenses incurred by the director and shareholder in connection with the dismissed case.
On August 19, 2021, the court issued a ruling granting, in part, plaintiff’s motion for summary judgment, awarding plaintiff attorney’s fees and related expenses incurred in connection with performance of the plaintiff’s directorial duties, and denying fees and expenses incurred in a non-director capacity. In its ruling, the Court’s order also directed the parties to agree upon a process that will govern the payment of and challenges to plaintiff’s payment requests and required Bioness to pay 50% of the demanded amount into escrow if more than 50% of the total invoiced amount was in dispute. Pursuant to the court’s order, to date, Bioness has paid approximately $1.2 million into escrow. We await the court’s final ruling on the appropriateness of these fees.

On February 8, 2022, the above referenced minority shareholder of Bioness filed another action in the Delaware State Court of Chancery in connection with our acquisition of Bioness. This action names the former Bioness directors, the Alfred E. Mann Trust (Trust), which was the former majority shareholder of Bioness, the trustees of the Trust and Bioventus as defendants. The complaint alleges, among other things, that the individual directors, the Trust, and the trustees breached their fiduciary duty to the plaintiff in connection with their consideration and approval of our transaction. The complaint also alleges that we aided and abetted the other defendants in breaching their fiduciary duties to the plaintiff and that we breached the Merger Agreement by failing to pay the plaintiff its pro rata share of the merger consideration. We believe that we are indemnified under the indemnification provisions contained in the Bioness Merger Agreement for these claims. On July 20, 2022, we filed a motion to dismiss all claims made against us on various grounds, as did all the other named defendants in the suit. The Court has not yet ruled on any of these motions. We also believe that there are various legal and factual defenses to the claims plaintiff made against us and intend to defend ourselves vigorously.
On September 15, 2021, a purported stockholder of Misonix filed an action in the United States District Court for the Eastern District of New York, captioned Stein v. Misonix, Inc., et al., Case No. 2:21-cv-05127 (E.D.N.Y.) (the Stein Complaint). The Stein Complaint named Misonix and members of its board of directors as defendants. The Stein Complaint was dismissed on April 6, 2022. On September 16, 2021, a purported stockholder of Misonix filed an action in the United States District Court for the Southern District of New York, captioned Ciccotelli v. Misonix, Inc. et al., Case No. 1:21-cv-07773 (S.D.N.Y.) (the Ciccotelli Complaint) against Misonix, members of its board of directors, the Company, and its subsidiaries, Merger Sub I and Merger Sub II, as defendants. Plaintiff voluntarily dismissed the Ciccotelli Complaint on November 10, 2021. On October 12, 2021, another purported stockholder of Misonix filed an action in the United States District Court for the Eastern District of New York, captioned Rubin v. Misonix, Inc. et al., Case No. 1:21-cv-05672 (S.D.N.Y.) (the Rubin Complaint) and on October 15, 2021, another purported stockholder of Misonix filed an action in the United States District Court for the Southern District of New York, captioned Taylor v. Misonix, Inc. et al., Case No. 1:21-cv-08513 (S.D.N.Y.) (the Taylor Complaint). The Rubin Complaint and the Taylor Complaint name Misonix and members of its board of directors as defendants. Plaintiffs voluntarily dismissed the Rubin and Taylor Complaints on January 21, 2022 and February 18, 2022, respectively.
Each of the complaints relating to the Misonix Acquisition asserted claims under Section 14(a) and Section 20(a) of the Exchange Act and SEC Rule 14a-9, challenging the adequacy of disclosures in the proxy statement/prospectus filed with the SEC on September 8, 2021 or the Definitive Proxy Statement filed with the SEC on September 24, 2021, regarding Misonix and/or Bioventus’ projections and J.P. Morgan’s financial analysis. The complaints sought, among other relief, (i) injunctive relief preventing the parties from proceeding with the merger; (ii) rescission in the event that the merger is consummated; and (iii) an award of costs, including attorneys’ and experts’ fees.
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

If we are unable to fund the remainder of the deferred consideration for the CartiHeal Acquisition as it becomes due, we will be subject to penalty interest payment and might lose the assets acquired in the acquisition.
On April 4, 2022, we exercised our Call Option to acquire CartiHeal., excluding the ownership interest already owned by us, for approximately $315.0 million with an additional approximately $135.0 million payable contingent upon the achievement of $75.0 million in trailing twelve-month sales. Pursuant to the CartiHeal Amendment entered into on June 17, 2022, we deferred $215.0 million of upfront consideration otherwise payable to CartiHeal stockholders at the closing of the CartiHeal Acquisition. We closed the acquisition on July 12, 2022 with an upfront payment of $100.0 million, funded through the $50.0 million previously deposited in escrow and an extension of an $80.0 million Term Loan Facility under the Amended 2019 Credit Agreement. We are required to pay the Deferred Amount in five tranches commencing in 2023 and ending no later than 2027, upon the earlier of the achievement of certain milestones and the occurrence of such installment payment dates. Interest on each tranche of the Deferred Amount is accrued at a rate of 8.0% annually until such tranche becomes due and payable and is paid, subject to a penalty interest at a rate of 10.0% per annum if we are unable to pay the amount when due and payable. Our obligation to pay the Deferred Amount also is secured by a first ranking fixed pledge of all of the share capital and intellectual property of CartiHeal and a first ranking floating pledge of all of the assets acquired in the CartiHeal Acquisition.
We expect to fund the Deferred Amount with cash on hand, in combination with the borrowing availability under our credit facility and our expected cash from operations. However, in the event our expected cash from operations together with the borrowing availability under our credit facility are not sufficient, we might require additional capital. If we were to seek additional funds from public and private stock offerings, borrowings under our existing or new credit facilities or other sources in order to fund the Deferred Amount under the CartiHeal Amendment and other future initiatives related to the expansion of our business, such financing might not be available on acceptable or commercially reasonable terms, if at all. Further, such alternative sources of borrowing might be subject to the approval of the requisite lenders under our credit facilities, which we might not be able to secure under reasonable terms.
Furthermore, if we issue equity or debt securities to raise additional capital, our existing stockholders might experience dilution, and the new equity or debt securities might have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional capital through collaboration, licensing or other similar arrangements, it might be necessary to relinquish valuable rights to our products, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.
If we cannot fund any tranche of the Deferred Amount as such tranche becomes due, such unfunded amount will thereafter bear interest at a penalty rate of 10.0% per annum (as opposed to 8.0%) until paid, and CartiHeal’s former security holders will be entitled to enforce the pledge agreements securing our obligation to pay such Deferred Amounts when due and payable pursuant to the CartiHeal Amendment. If such events were to occur, it could adversely affect our results of operations, financial condition and business.
If we are unable to achieve and maintain adequate levels of coverage and/or reimbursement for our products, the procedures using our products, such as our HA viscosupplements, or any products or future products we may seek to commercialize, such as our recently acquired Agili-C product, the commercial success of these and other products we seek to commercialize may be adversely affected.
Our products are purchased by healthcare providers and customers who typically bill third-party payers or private insurance plans and healthcare networks, to cover all or a portion of the costs and fees associated with our products. These third-party payers and insurers may deny reimbursement if they determine that a device or product provided to a patient or used in a procedure does not meet applicable payment criteria or if the policyholder’s healthcare insurance benefits are limited. Further, limits put on reimbursement by third-party payers, whether foreign or domestic, governmental or commercial, could make it more difficult to buy our products and substantially reduce, or possibly eliminate, patient access to our products. The healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control rising healthcare costs by imposing lower payment rates and negotiating reduced contract rates with providers and suppliers.
Private payers may adopt coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services (CMS), the federal agency that administers the Medicare program in the United States, as guidelines in setting their coverage and reimbursement policies. In addition, CMS periodically reviews medical study literature to determine how the literature addresses certain procedures and therapies in the Medicare population. For some governmental programs, such as Medicaid, coverage and reimbursement differs from state to state. Medicaid payments to physicians, facilities and other providers are often lower than payments by other third-party payers and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. If CMS, other government agencies or private payers lower their reimbursement rates or establish additional limitations on coverage of our products, or if any of the proposed drug pricing executive orders or legislative reforms are enacted, the commercial success of our products may be adversely affected.

At present, there is no established reimbursement for Agili-C products. As a result, we may also be required to conduct expensive clinical studies of Agili-C to justify reimbursement coverage by Medicare and private payers at the level of reimbursement equal to or greater than existing therapies. Moreover, since there is no uniform policy of coverage and reimbursement for our products or procedures using our products among third-party payers in the United States, even if such studies are successful, coverage and reimbursement for our products and procedures using our products can differ significantly from payer to payer. Further, these payers regularly review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and treatments. Third-party payers may not consider our products to be medically necessary or cost-effective for certain indications or off-label uses or for all uses, and as a result, might not provide coverage for the products. As a result, securing or maintaining third-party reimbursement for our Agili-C product or other products might be time consuming and expensive and the commercial success of our products may be adversely affected if we are not successful in our efforts to obtain and maintain adequate third-party reimbursement for our products.
Further, legislative or other regulatory reforms that have been adopted or may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies or other downward pressure on the pricing or reimbursement we or our customers receive for our products. For example, the Consolidated Appropriations Act, 2021 (CAA), was signed into law on December 27, 2020, and, pursuant to implementing regulations promulgated by CMS, expanded price reporting obligations for manufacturers of certain products reimbursed under Medicare Part B beginning January 1, 2022, including all of our HA viscosupplements. In July 2022, CMS began utilizing the new pricing information we reported to it pursuant to these newly adopted reporting obligations to adjust the Medicare payment to healthcare providers using our Durolane and Gelsyn-3 products. As a result, the rates currently available for those products have been reduced from those previously available and will be subject to future reporting and adjustment, which may affect the demand for those products or our ability to sell them profitably. We cannot predict the extent to which this law, or other reimbursement reform proposals or other healthcare cost containment measures that might be enacted in the future, may impact the demand or commercial success of our HA viscosupplements and other products we sell or plan to commercialize in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended July 2, 2022.
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable
Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewith
2.1	Agreement and Plan of Merger by and among: Bioventus Inc., a Delaware corporation; Oyster Merger Sub I, Inc., A Delaware corporation; Oyster Merger Sub II LLC, a Delaware limited liability company; and Misonix, Inc. a Delaware corporation, dated as of July 29, 2021	8-K	001-37844	2.1	7/29/2021
3.1	Amended and Restated Certificate of Incorporation of Bioventus Inc.	8-K	001-37844	3.1	2/17/2021
3.2	Amended and Restated Bylaws of Bioventus Inc.	8-K	001-37844	3.2	2/17/2021
10.1	Form of Inducement Award Restricted Stock Unit Agreement	S-8	333-264050	99.1	4/1/2022

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewith
10.2	Form of Inducement Award Option Agreement	S-8	333-264050	99.2	4/1/2022
10.3	Bioventus Inc. 2021 Equity Incentive Plan						*
10.4	Amendment No. 1 to Option and Equity Purchase Agreement, between the Company, CartiHeal (2009) Ltd. (“CartiHeal”), Elron Ventures Ltd. and ESOP Management and Trust Services Ltd., dated June 17, 2022	8-K	001-37844	10.1	6/22/2022
10.5	Amendment No. 3 to Credit and Guaranty Agreement between Bioventus LLC, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders and other financial institutions party thereto, dated July 11, 2022	8-K	001-37844	10.1	7/12/2022
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						***
101.SCH	Inline XBRL Taxonomy Extension Schema Document						***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						***
101.DEF	Inline XBRL Extension Definition Linkbase Document						***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)						***
*     Filed herewith
**     Furnished herewith
***     Submitted electronically herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BIOVENTUS INC.

August 12, 2022	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)