Form 10-K
period 2022-12-31
Bioventus Inc.
filed 2023-03-31
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 2, 2022, the end of the most recently completed second fiscal quarter, the aggregate market value of Class A common stock held by non-affiliates (based upon the closing price of these shares on the Nasdaq) was approximately $205.6 million.
As of March 16, 2023, there were 62,267,016 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements regarding our ability to continue as a going concern, our business strategy, expectations relating to our integration of Misonix and Bioness, potential acquisitions, including any future relationship with CartiHeal, expected expansion of our pipeline and research and development investment, cost savings initiatives, new therapy launches, expected timelines for clinical trial results and other development milestones, expected contractual obligations and capital expenditures, our operations and expected financial performance and condition, and impacts of the COVID-19 pandemic. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
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

SUMMARY OF PRINCIPAL RISK FACTORS
We are subject to several risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, results of operations, financial condition, and cash flows. You should carefully consider the risks discussed in the section entitled Part I, Item 1A. Risk Factors, including the following principal risks:
•there are doubts about our ability to continue as a going concern and if we are unable to continue our business, our Class A common stock might have little or no value;
•our Amended 2019 Credit Agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with its financial or other covenants, we may be required to repay the indebtedness on an accelerated basis, which we may be unable to do and may harm our liquidity and operations;
•we maintain our cash at financial institutions, often in balances that exceed federally insured limits;
•we might require additional capital to fund our current financial obligations and support business growth;
•we are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock;
•if we are unable to fund the remainder of the consideration for the CartiHeal acquisition, we will be unable to complete that transaction and might lose the assets we acquired in the CartiHeal acquisition;
•our business may continue to experience adverse impacts as a result of the COVID-19 pandemic;
•we are highly dependent on a limited number of products;
•our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications;
•demand for our existing products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community;
•the proposed down-classification of non-invasive bone growth stimulators, including Exogen, by the FDA could increase future competition for bone growth stimulators and otherwise adversely affect our sales of Exogen;
•if we are unable to achieve and maintain adequate levels of coverage and/or reimbursement for our products, the procedures using our products, or any future products we may seek to commercialize, the commercial success of these products may be severely hindered;
•our business may be adversely affected if consolidation in the healthcare industry leads to demand for price concessions or if a Group Purchasing Organization (“GPO”), third-party payers or other similar entities exclude us from being a supplier;
•we may be unable to complete proposed acquisitions or to successfully integrate proposed or recent acquisitions in a cost-effective and non-disruptive manner;
•if we fail to successfully enter into purchasing contracts for our Surgical Solutions products or engage in contract bidding processes internationally, we may not be able to receive access to certain hospital facilities and our sales may decrease;
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

•legislative or regulatory reforms, including those currently under consideration by FDA and the EU, could make it more difficult or costly for us to obtain regulatory clearance, approval or certification of any future products and to manufacture, market and distribute our products after clearance, approval or certification is obtained, which could adversely affect our competitive position and materially affect our business and financial results;
•our HCT/P products are subject to extensive government regulation and our failure to comply with these requirements could cause our business to suffer;
•if clinical studies of our future products do not produce results necessary to support regulatory clearance, approval or certification in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products;
•interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data;
•we may be subject to enforcement action if we engage in improper marketing or promotion of our products, and the misuse or off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines and/or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business;
•regulatory reforms, such as the EU Medical Devices Regulation, could limit our ability to market and distribute our products after clearance, approval or certification is obtained and make it more difficult or costly for us to obtain regulatory clearance, approval or certification of any future products, which could adversely affect our competitive position and materially affect our business and financial results;
•recent environmental regulatory actions regarding medical device sterilization facilities could result in disruptions in the supply of certain of our products and could adversely affect our business, results of operations and financial condition;
•if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products and, as a result, our business, results of operations and financial condition may be adversely affected until we are able to secure a new facility;
•we depend on certain technologies that are licensed to us. We do not control the intellectual property rights covering these technologies and any loss of our rights to these technologies or the rights licensed to us could prevent us from selling our products, which could adversely impact our business, results of operations and financial condition; and
•our principal asset is our interest in BV LLC, and, accordingly, we depend on distributions from BV LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. BV LLC’s ability to make such distributions may be subject to various limitations and restrictions.

PART I
Item 1.        Business.
Unless the context requires otherwise, in this Annual Report on Form 10-K (“Annual Report”) the terms “we,” “us,” “our,” the “Company,” “Bioventus,” “Bioventus Inc.” and similar references refer to the combined operations of Bioventus Inc. and its consolidated subsidiaries and affiliates, including Bioventus LLC (“BV LLC”).
Company overview
We are a global medical device company focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing process. We manage our business through two reporting segments, U.S. and International which accounted for 89% and 11%, respectively, of our total net sales during the fiscal year ended December 31, 2022.
Our portfolio of products is grouped into three verticals:
•Pain Treatments is comprised of non-surgical joint pain injection therapies as well as peripheral nerve stimulation (“PNS”) products to help the patient get back to their normal activities.
•Surgical Solutions is comprised of bone graft substitutes (“BGS”) to fuse and grow bones, improve results following spinal and other orthopedic surgeries as well as minimally invasive ultrasonic medical devices used for precise bone sculpting, removing tumors and tissue debridement, in various surgeries.
•Restorative Therapies is comprised of a bone healing system, skin allografts and products used to support healing of wounds as well as devices designed to help patients regain leg or hand function due to stroke, multiple sclerosis or other central nervous system disorders.
Financial information regarding our reportable business segments is included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 14. Segments of this Annual Report. Our verticals and the products within each vertical are described in additional detail below under “Our products.”
COVID-19 update and outlook
Refer to Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the effects of the global COVID-19 pandemic on our business in 2021 and 2022.
Our growth strategy
We intend to pursue the following strategies to build a market-leading and customer-focused company centered on our three verticals, Pain Treatments, Surgical Solutions and Restorative Therapies, and to continue to grow our net sales and Adjusted EBITDA:
•Continue to expand market share in Hyaluronic Acid (“HA”) viscosupplementation. We intend to increase sales of our HA viscosupplementation therapies and extend our market leadership in this category by building on our unique positioning as the only company to offer a one, three and five injection treatment regimen. We offer the highest molecular weight single injection product known as Durolane®.
•Introduce new pain treatment products as well as complementary products within sports medicine. We plan to expand our offering beyond HA viscosupplementation, and nerve stimulation into sports medicine by building a comprehensive portfolio for pain and sports medicine treatments for launch over the next several years.
•Further develop and commercialize our surgical solutions portfolio. We intend to grow our presence in the surgical solutions market and expand our reach into the operating room in both ambulatory surgical centers (“ASCs”) and hospitals. In the near-term, we plan to maintain and selectively expand our profitable product lines by expanding our direct surgical sales team over time. We intend to launch product line enhancements and invest in the development of next-generation surgical solution therapies to continue to grow our market share.
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
Pain Treatments
Our joint Pain Treatment products include peripheral nerve stimulation (“PNS”) and hyaluronic acid-based (“HA”) products for knee osteoarthritis. Our HA products are designed to work with the body’s biological processes, providing a natural lubricant into the joint, that relieve mild to moderate pain, improves mobility, and helps the patient get back to their normal activities. Our PNS product targets peripheral nerve pain at its source without drugs and its small profile allows the system to be implanted in many locations on the body, depending on patient needs.
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
Physicians administer Durolane to the affected knee joint in a single injection and it has been observed to provide a benefit for pain reduction in patients with OA in the knee for up to 26 weeks. Durolane’s injection schedule results in economic advantages and greater patient convenience and compliance compared to other HA viscosupplementation therapies which require weekly injections over a period of three to five weeks. Durolane is highly purified and based upon a natural and patented non-animal stabilized HA (“NASHA”), expanding use to patients who are allergic to animal derived solutions. We currently market Durolane in the United States and Europe.
GELSYN-3™ is an FDA-approved sterile, buffered solution of highly purified sodium hyaluronate that is administered as a three injection HA viscosupplementation therapy. It is indicated for the treatment of pain due to knee OA in patients who have failed to respond adequately to conservative non-pharmacologic therapy and simple analgesics. The solution treats knee OA by providing temporary replacement for the diseased synovial fluid and restoring lubricity of bearing joint surfaces. Physicians administer GELSYN-3 to the affected knee joint once a week for three consecutive weeks. GELSYN-3 provides relief of knee pain and may help delay the need for total knee replacement surgery. GELSYN-3 is derived from bacterial fermentation, is highly purified and does not involve the use of animal products, thereby reducing the potential risk of an immune response following injection. We currently market GELSYN-3 in the United States.
SUPARTZ™ is an FDA-approved sterile and viscoelastic solution of HA that is administered as a five injection HA viscosupplementation therapy. It is indicated for the treatment of pain in patients with knee OA who failed to adequately respond to conservative nonpharmacological therapy and simple analgesics. The solution treats knee OA by providing temporary replacement for the diseased synovial fluid and restoring the lubricity of the bearing joint surfaces. Physicians administer SUPARTZ FX to the affected knee joint once a week for five consecutive weeks. SUPARTZ FX may also delay the need for total knee replacement. SUPARTZ FX is derived from HA extracted from certified and veterinary inspected chicken combs. We currently market SUPARTZ FX in the United States.

Our StimRouter® Peripheral Nerve Stimulation (“PNS”) system is a permanent option that provides relief for chronic peripheral pain including: Nerve Pain, Neuroma, Neuropathic Pain, Post-Stroke Shoulder Pain and Neuralgia. StimRouter is implanted during a minimally invasive outpatient procedure performed under local anesthetic and delivers gentle electrical pulses directly to target peripheral nerve pain at its source. Its small profile allows the system to be implanted in many locations around the body, depending on patient needs. StimRouter is ideally suited for patients with chronic pain of a peripheral origin who are unable to find sustained pain relief with other treatment options such as nerve blocks, nerve ablation, and other temporary treatments. StimRouter is programmed with up to eight different stimulation programs from which the patient is able to select, turn off/on and increase or decrease the stimulation intensity.
Developmental and clinical pipeline for Pain Treatments
The TalisMann® Pulse Generator and Receiver (not yet cleared by FDA) is an accessory to the StimRouter® PNS system and is designed to provide more powerful stimulation to the targeted peripheral nerve, potentially enabling physicians to address chronic pain of a peripheral nerve origin in larger, deeper, or damaged nerves. TalisMann has a small profile and is attached to the StimRouter lead intraoperatively and pocketed under the skin after the StimRouter lead electrodes are placed near the targeted peripheral nerve.
Trice Medical, Inc.
On August 23, 2021, we made a strategic investment in Trice Medical, Inc. (“Trice”). Trice is a privately held company that develops and commercializes minimally invasive technologies for sports medicine and orthopedic surgical procedures. Trice combines its handheld arthroscope and portable ultrasound visualization technologies with its surgical devices to treat a range of sports medicine and orthopedic conditions, including tendinopathy, planter fasciitis and carpel tunnel, in order to improve patient recovery time, reduce pain, minimize scarring and move surgical procedures out of higher cost points of care. Trice’s established and growing presence in sports medicine and orthopedics is directly aligned with our strategy of expanding our offerings.
Our investment resulted in exclusive sales and distribution rights to Trice’s products outside of the U.S. and a seat on the Trice board of directors. We also entered into a co-development arrangement to explore the integration of Trice technologies with our current and future PNS products in order to accelerate the adoption of both of our products.
Surgical Solutions
Our Surgical Solutions product portfolio is comprised of clinically efficacious and cost-effective bone graft solutions to meet a broad range of patient needs and procedures. Bone grafting is a surgical procedure used to fuse spinal vertebrae, replace missing bones, fix bones that are damaged from trauma or problem joints, or to facilitate growing bones around an implanted device, such as a total knee replacement. Our products are designed to improve bone fusion rates following spinal and other orthopedic surgeries, including trauma and reconstructive foot and ankle procedures. Our portfolio is also comprised of surgical ultrasonic systems. These products are used for precise bone sculpting, removal of soft and hard tumors, and tissue debridement, primarily in the areas of neurosurgery, orthopedic surgery, plastic surgery, wound care and maxillo-facial surgery.
OSTEOAMP® is an allograft-derived bone graft with growth factors used for orthopedic, neurosurgical and reconstructive bone grafting procedures. OSTEOAMP is an allogeneic bone graft that is available in multiple formats (fibers, putty, sponge and granules) that is processed with bone marrow cells to maintain the wide array of growth factors present in native bone. We currently market OSTEOAMP in the United States. We launched OSTEOAMP Flowable in 2021, which is designed to be moldable and easy to use, with a convenient, ready to use syringe. Additionally, a customized cannula-based delivery system is currently in development, which will enhance handling properties of the device further enabling use in minimally invasive surgical procedures. FDA 510K submission for this device is planned for the fourth quarter of 2023.

EXPONENT provides an osteoconductive scaffold with osteoinductive potential while providing optimal handling characteristics indicated for posterolateral spine procedures. EXPONENT is derived from human allograft bone tissue and is combined with a migration-resistant resorbable carrier and formulated into a putty that is ready-to-use out of the syringe. EXPONENT is highly malleable and easy to mold and pack into the surgical defect. Donor bone is sourced from AATB-certified and FDA-registered tissue banks in the United States. All tissues are screened for the standard panel of infectious viruses. We currently market EXPONENT in the United States.
PUREBONE provides a natural osteoconductive scaffold that facilitates cellular ingrowth and revascularization which is indicated for orthopedic, neurosurgical and reconstructive bone grafting procedures. PUREBONE is 100% human bone, and is available as demineralized cortical fibers, demineralized cancellous strips and blocks, and mineralized cancellous chips. Demineralized cortical fibers are easy to mold, shape and pack, and provide osteoinductive potential. The fibers demonstrate high fluid retention and expansion properties, which potentially increases the opportunity for bone-on-bone contact. Demineralized block and strip formats provide interconnected porosity with compressible, sponge-like handling characteristics, and provide osteoinductive potential. Mineralized cancellous chips range from 1-4 mm and 4-10 mm granule size for optimal void packing capabilities. Demineralized PUREBONE formats provide osteoinductive potential to recruit and differentiate bone-forming cells. Donor bone is sourced from AATB-certified and FDA-registered tissue banks in the United States. All tissues are screened for the standard panel of infectious viruses. We currently market PUREBONE in the United States.
SIGNAFUSE contains a synergistic combination of biomaterials that supports new bone formation which is indicated for standalone posterolateral spine, extremities and pelvis, as well as a bone graft extender in the posterolateral spine. SIGNAFUSE is a synthetic bone graft made up of bioglass and a biphasic mineral (60% hydroxyapatite, 40% β-tricalcium phosphate) available in putty and strip formats. Bioactive synthetic bone graft substitute is comprised of a mixture of calcium phosphate granules and bioglass granules suspended in a resorbable polymer carrier that facilitates handling and delivery of the granule components to fill spaces of missing bone. The unique and synergistic combination of biomaterials in SIGNAFUSE is designed to help accelerate cellular activity and kickstart osteogenesis. We currently market SIGNAFUSE in the United States.
INTERFACE is designed to facilitate a rapid biologic response that stimulates the bone healing process and is used for posterolateral spine when mixed with autograft, extremities and pelvis. INTERFACE’s patented particle technology is designed for enhanced bone graft performance through irregularly shaped synthetic bioglass granules that provide an osteoconductive scaffold for new osseous ingrowth and tissue generation. The patented bioglass component stimulates the formation of an apatite layer as early as seven days on the surface of the granules. The apatite surface layer that is formed is equivalent in composition and structure to the hydroxyapatite found in bone and provides an osteoconductive bioactive scaffold that supports the generation of new osseous tissue. New bone infiltrates around the granules, allowing the repair of the defect as the granules are absorbed. The patented INTERFACE Bioactive Bone Graft particle size of 210-420 microns is designed for a faster speed of bone fill than glass particles with a broader particle size distribution of 90-710 microns and smaller particles below 210 microns. INTERFACE features consistent composition without variability inherently found in particle size and porosity of tissue based grafts. INTERFACE Bioactive Bone Graft conforms to ASTM speciﬁcation F1538 for 45S5 bioactive glass. INTERFACE is packed in a sterile, single use vial. We currently market INTERFACE in the United States.

OSTEOMATRIX+ is a synthetic bone graft with exceptional handling, rapid hydration and a biphasic composition for sustained performance used on the posterolateral spine, extremities and pelvis. OSTEOMATRIX+ is a moldable bone graft substitute consisting of biphasic granules designed to produce a reliable, porous scaffold and sustained osteoconductivity throughout bone remodeling. The OSTEOMATRIX+ biphasic granules are composed of 60% hydroxyapatite and 40% beta-tricalcium phosphate (“β-TCP”), a ratio demonstrated to have advantageous bone remodeling properties. The long-term stability of hydroxyapatite and the solubility of β-TCP provide an osteoconductive graft with an optimal resorption profile. Interconnected macropores provide a porous, osteoconductive matrix that mimics a natural scaffold for cellular ingrowth and revascularization. Three-dimensional micropores enhance the flow and circulation of biological fluids. We currently market OSTEOMATRIX+ in the United States.
CELLXTRACT is a bone marrow aspirate without dilution or centrifugation. CELLXTRACT provides high levels of cells and their associated signals to deliver optimum clinical results. Independently reviewed clinical data shows the number of stem cells collected by CELLXTRACT, as counted by fibroblast-like colony-forming units (“CFU-f”), were greater than aspirations from a standard needle of similar volumes and was comparable or greater than final products after centrifugation. Autologous bone marrow aspirate (“BMA”) contains the needed cells and growth factors to enhance bone healing. There is no waste of biologic material or discard of viable cells compared to inherent inefficiencies in centrifuge-based systems. We believe potential savings can be realized as compared to the centrifuge-based competitors. Generally, the cost of CELLXTRACT is less than the disposable kit associated with those systems. No additional personnel is needed to operate equipment as no centrifugation is required. The aspirated fluid is not required to leave the sterile field for centrifugation, creating less risk for contamination or infection. Traditional needles require repositioning via an additional insertion point(s) or angling in order to access a fresh channel of BMA increasing the risk of infection, blood loss, and operative time. CELLXTRACT, on the other hand, only requires one insertion point minimizing the risks to the patient. We currently market CELLXTRACT in the United States.
EXTRACTOR is a complementary and cost-effective solution designed to add needed cells and signals to aid in bone healing. EXTRACTOR provides a six-ported cannula with a simplistic design for more flexible positioning and enhanced marrow extraction. The large side port design of EXTRACTOR allows for better access and retrieval of the bone marrow aspirate which contains the cells and signals needed for solid bone formation. The “twin peaks” tip design allows for easy insertion through the hard wall of the cortical bone. An ergonomically designed handle allows the clinician to apply consistent pressure for greater control. We currently market EXTRACTOR in the United States.
Reficio Demineralized Bone Matrix (“Reficio DBM”) is a putty comprised of human demineralized bone matrix and a biocompatible bioabsorbable carrier, carboxymethylcellulose, mixed into a putty-like consistency for ease in surgical use. Reficio DBM is indicated for use as a bone void filler and bone graft substitute for voids or gaps that are not intrinsic to the stability to the bony structure, specifically for the treatment of surgically created osseous defects or osseous defects from traumatic injury to the bone. Reficio DBM can be used for extremities, posterolateral spine and pelvis.

The neXus Ultrasonic Surgical System (“neXus”) is a next generation integrated ultrasonic surgical platform that combines all the features of our existing solutions, including BoneScalpel, SonicOne and SonaStar, into a single fully integrated system that serves to power future solutions. The neXus platform is driven by a proprietary digital algorithm that results in more power, efficiency, and control for the surgeon. The device incorporates technology that allows for intuitive setup and use. The neXus system allows for safe and efficient resection of hard and soft tissue, limiting collateral damage to adjacent tissue than conventional surgical instruments, and can be used in a variety of different surgical specialties. In addition, neXus’ ease of use enables physicians to fully leverage neXus’ capabilities via its digital touchscreen display and smart system setup. Our current ultrasonic applications, which include BoneScalpel, BoneScalpel Access™, Sonastar and SonicOne, all work on the neXus generator. This allows a hospital to access all of our product offerings on this all-in-one console. The neXus Ultrasonic Aspirator System has been commercialized successfully in the United States, Canada, Europe and Australia.
The BoneScalpel® is a state of the art, ultrasonic surgical system capable of enabling precise cutsin hard tissue (e.g. bone). The device is also capable of preserving surrounding soft tissue structures because of its ability to differentiate soft tissue from rigid bone. This device can make precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. We believe that BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is limited due to the elastic and flexible structure of healthy tissue. We believe this is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high-speed spinning and tearing associated with rotary power instruments. We believe the BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting, sculpting, and removal, leading to substantial time-savings and increased operation efficiencies.
In addition to BoneScalpel, the Company received 510(k) clearance for its neXus® BoneScalpel® Access™ system in December 2021. Specifically, the BoneScalpel Access handpiece and its accessories provides surgeons with a new option for confined spaces during minimally invasive surgery, enabling safe and powerful bone removal with maximum visualization. In addition, BoneScalpel Access allows for en-bloc resection and the shaving and sculpting of bone, with built-in irrigation and aspiration with improved ergonomics for the end user. The BoneScalpel Access handpiece represents best-in-class among ultrasonic surgical platforms, and surgeon feedback following the U.S. market roll out has been positive.
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
In addition to SonaStar, the Company received FDA 510K approval in July 2022 for its neXus® SonaStar Elite® handpiece and accessories, which combines all the features of soft and hard (including bone) tissue removal into a single fully integrated platform capable of operating at multiple frequencies, including the newly approved 36 kHz SonaStar Elite Handpiece. While the neXus system can be used in many clinical applications including neurosurgery, the SonaStar Elite handpiece has been cleared for resection of tumors with varying consistencies ranging from soft to firm, including the removal of malignant and benign brain and spinal tumors. The SonaStar Elite handpiece represents the latest innovation in our neXus ultrasonic surgical pipeline. Launch of the product is planned for the fourth quarter of 2023.

Developmental and clinical pipeline for Surgical Solutions (including investments)
As we build the body of clinical evidence supporting our products, we continue to look for and execute on opportunities to innovate in our Surgical Solution portfolio. To meet growing market demand and specifically the needs of surgeons, we continue to develop product extensions on all of our surgical technology platforms, including OsteoAmp and the neXus platform.
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
EXOGEN® is an ultrasound bone healing system for the non-invasive treatment of established nonunion fractures and certain fresh fractures. A nonunion fracture is considered to be established when the fracture site shows no visibly progressive signs of healing. EXOGEN has been sold commercially for over 25 years and is FDA-approved for the accelerated healing of fresh, closed posteriorly displaced distal fractures of the radius and fresh, closed or grade I open long bone fractures. EXOGEN utilizes low-intensity pulsed ultrasound technology to stimulate the body’s natural bone healing process. EXOGEN is used to administer treatment in a location of convenience with an easy to use interface that tracks treatment use and promotes compliance. EXOGEN is indicated in the United States. for the non-invasive treatment of established nonunions, excluding skull and vertebra, and for accelerating the time to a healed fracture for fresh, closed, posteriorly displaced distal radius fractures and fresh, closed or Grade I open long bone fractures in skeletally mature individuals when these fractures are orthopedically managed by closed reduction and cast immobilization. EXOGEN is marketed in the United States., Canada, Europe and Japan. EXOGEN is also approved for marketing in Australia, New Zealand, Saudi Arabia, Turkey and the UAE.
TheraSkin® is a biologically active human skin allograft that has all of the relevant characteristics of human skin needed to heal wounds, including living cells, growth factors, and a collagen matrix. TheraSkin is derived from human skin tissue and is an HCT/P. LifeNet processes and supplies TheraSkin to us under a supply and distribution agreement that gives us exclusive rights to sell TheraSkin in the United States. TheraSkin is used on all external skin tissue wounds, including but not limited to difficult to heal diabetic foot ulcers, venous leg ulcers, dehisced surgical wounds, necrotizing fasciitis, burns, Mohs and wounds with exposed structures.
TheraGenesis® is a Bilayer Wound Matrix and Meshed Bilayer Wound Matrix consisting of a porcine collagen sponge layer and a silicone film layer that provides a scaffold for cellular invasion and capillary growth for management of wounds including partial and full-thickness wounds, chronic wounds, surgical wounds, trauma wounds and draining wounds. We obtain TheraGenesis under an exclusive supply and distribution agreement with Gunze Limited that gives us exclusive rights to distribute the product in the United States.
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
H200 Wireless is a hand rehabilitation system that supports the wrist in a functioning position, allowing the fingers and thumb to move efficiently while reaching, grasping and pinching. H200 Wireless has two main parts that communicate wirelessly with each other: the functional stimulation support (“orthosis”) and the control unit (“microprocessor”). These designed to increase hand function, increase or maintain hand range of motion, reduce muscle spasms, prevent muscle loss, reeducate muscles and/or increase blood circulation. H200 Wireless is programmed by a clinician to stimulate the appropriate nerves and muscles of the forearm and hand. We believe this helps to reeducate electrical brain signals, stimulating weak or paralyzed muscles.
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
The Bioness Integrated Therapy System (“BITS”®) is an affordable and versatile solution for vision, motor and balance training for individuals, including those with deficits resulting from traumatic injuries and movement disorders as well as competitive athletes. BITS is a multi-disciplinary therapy solution designed to motivate patients and enhance clinician efficiency. BITS’s interactive touchscreen and diverse program options challenge patients to improve performance through the use of visual motor activities, visual and auditory processing, cognitive skills, endurance and balance training. Standardized assessments and progress reports make documenting outcomes quick and easy. With the large variety of BITS programs, therapists can choose activities that are tailored to each individual. BITS programs can be further modified to accommodate varying degrees of difficulties. With hundreds of possible parameter combinations, BITS can be customized even further to provide a unique therapy experience for each patient. BITS is optimized for occupational therapy, physical therapy and speech language pathology.
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

Product revenue
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
Our Pain Treatments that we own or distribute compete with products from Ferring Pharmaceutical Inc., Fidia Farmaceutici S.p.A., DePuy Orthopaedics, Inc. (Johnson & Johnson), and Sanofi S.A, OrthogenRx Inc. and for peripheral nerve stimulation specifically we compete with SPR Therapeutics, Nalu and Stimwave.
Our Surgical Solution products compete with products from Medtronic, DePuy Orthopaedics, Inc. (Johnson & Johnson), Stryker Corporation, NuVasive, Inc., Orthofix Medical Inc., Zimmer Biomet Holdings, Inc. and Globus Medical Inc., Johnson & Johnson, Integra Life Sciences, Inc., and Söering.
Our Restorative Therapies compete with products marketed by Orthofix Medical Inc., Zimmer Biomet Holdings, Inc., Enovis, MiMedx, Integra Life Sciences, Organogenesis, Hanger Orthopedics, XFT Medical, Rewalk Robotics, Ekso Bionics, Aretech LLC and DIH Medical.
We strive to protect and enhance the proprietary technologies, inventions and improvements that we believe are important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third-parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets and careful monitoring of and contractual obligations with respect to our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.
Patents, trade secrets, assignments and licenses
We rely on a combination of patents, trade secrets, assignment and license agreements, and non-disclosure agreements to protect our proprietary intellectual property. We own numerous patents and/or patent applications which relate to our material products. Although in the aggregate our intellectual property is of material importance to our business, we do not believe that any single patent is of material importance to our product portfolio. As of December 31, 2022, we owned 113 issued U.S. patents and nine pending U.S. patent applications relating to our material products. We also owned 161 issued foreign patents and 50 pending foreign patent applications directed to our material products. Our patents and patent applications as of December 31, 2022 directed to our material products are summarized below.
We own three issued U.S. patents and one issued foreign patent in Australia directed to our Exogen system. The U.S. patents are expected to expire between 2025 and 2029, and the foreign patent is expected to expire in 2025.
We own two issued U.S. patents, ten issued foreign patents, and eight pending foreign patent applications directed to our OsteoAMP product, including foreign patents and patent applications in Europe, Asia, Canada and Australia. The issued U.S. patent is expected to expire in 2029. The issued foreign patents are expected to expire in 2029. The pending patent applications, if issued, are expected to expire in 2029, without accounting for potential patent term extensions and adjustments.
We also own one pending U.S. patent application and one pending Patent Cooperation Treaty application directed to MOTYS. Patents issuing from these applications, if any, are expected to expire in 2040, without accounting for potential patent term extensions and adjustments.
We also own ten issued U.S. patents and twelve issued foreign patents in Australia, Canada, Europe, and Japan directed to our StimRouter system. The U.S. patents are expected to expire between 2026 and 2031, and the foreign patents are expected to expire between 2028 and 2030.

We also own twenty-two issued U.S. patents, two pending U.S. patent applications, fifty-one issued foreign patents, and five pending foreign patent applications directed to our L300 system, including foreign patents and patent applications in Australia, Canada, Europe, and Japan. The U.S. patents are expected to expire between 2026 and 2037, and the foreign patents are expected to expire between 2026 and 2037. The pending patent applications, if issued, are expected to expire between 2026 and 2037, without accounting for potential patent term extensions and adjustments.
We also own fourteen issued U.S. patents, three pending U.S. patent applications, sixteen issued foreign patents, and nine pending foreign patent applications directed to our Vector Gait and Safety System, including foreign patents and patent applications in in Australia, Canada, Europe, and Japan. The U.S. patents are expected to expire between 2033 and 2038, and the foreign patents are expected to expire between 2034 and 2036. The pending patent applications, if issued, are expected to expire between 2033 and 2038, without accounting for potential patent term extensions and adjustments.
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
We also own one issued U.S. patent and one pending U.S. patent application and four pending foreign patent applications directed to our TalisMann product, including foreign patent applications in Australia, Canada, Europe, Japan and one pending Patent Cooperation Treaty application. The U.S. patent is expected to expire in 2039. The pending patent applications, if issued, are expected to expire between 2039 and 2040, without accounting for potential patent term extensions and adjustments. We also own twenty-four issued U.S. patents and four pending U.S. patent applications directed to our BoneScalpel product.
Our patents and pending patent applications directed to our material products are further detailed in Exhibit 99.1 to this Annual Report.
Trademarks
We own registered trademarks for Bioventus, Bioness, BITS, Bonescalpel, BoneScalpel Access, Cellxtract, Durolane, Exogen, Exponent, Gelsyn-3, LiveOn, L300 Go, Misonix, Ness, Ness L300, neXus, OsteoAMP, Osteofuse, Prohesion, PureBone, SAFHS, Signafuse, Sonastar, SonaStar Elite, StimRouter, TheraSkin, Therion and Vector Gait and Safety System in the United States.
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
In addition to patents, trademarks, and trade secrets, we also rely on assignment and license agreements, pursuant to which we may license rights under patents held by third-parties, and non-disclosure agreements, to protect our proprietary intellectual property. We obtain assignments or licenses of varying durations for certain of our products from third-parties. We typically acquire rights under such assignments or licenses in exchange for lump-sum payments or arrangements under which we pay a percentage of sales to the licensor. However, while assignments or licenses to us generally are irrevocable, no assurance can be given that these arrangements will continue to be made available to us on terms that are acceptable to us, or at all. The terms of our license and assignment agreements vary in length from a specified number of years to the life of product patents or the economic life of the product. These agreements generally provide for royalty payments and termination rights in the event of a material breach.
We will continue to seek patent, trademark, and copyright protection as we deem advisable to protect the markets for our products and to support our research and development efforts.
Manufacturing and supply
We largely manufacture and assemble our medical device products at our production facilities located in Cordova, TN, Farmingdale, NY, Valencia, CA and Hod Hasharon, Israel. We believe our manufacturing operations are in compliance with regulations mandated by the FDA. We are an FDA-registered medical device manufacturer. Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. Our products include components manufactured by other companies in the United States and elsewhere.

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
Government regulation
Our products and operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. In the United States, our products and product candidates are regulated as either medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations, or as drugs or biological products under the FDCA and the Public Health Service Act (“PHSA”), and their implementing regulations, each as amended and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices and biological products to ensure that such products distributed domestically are safe and effective for their intended uses and otherwise meet the applicable requirements of the FDCA and PHSA.
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
To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA’s satisfaction that the proposed device is “substantially equivalent” to another legally marketed device that itself does not require PMA approval (a predicate device). A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.
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

The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”), regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”), for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.
In addition to clinical and preclinical data, the PMA must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ facilities to ensure compliance with the QSR.
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
HCT/Ps
Certain of our products are regulated as HCT/P. Section 361 of the PHSA authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “Section 361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, current Good Tissue Practices (“cGTPs”), when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting, among other applicable requirements and laws. Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, BLAs, or other premarket authorization from the FDA before marketing. However, to be regulated as a Section 361 HCT/P, the product must, among other things, be “minimally manipulated,” which for structural tissue products means that the manufacturing processes do not alter the original relevant characteristics of the tissue relating to the tissue’s utility for reconstruction, repair, or replacement and for cells or nonstructural tissue products, means that the manufacturing processes do not alter the relevant biological characteristics of cells or tissues. A Section 361 HCT/P must also be intended for “homologous use,” which refers to use in the repair, reconstruction, replacement, or supplementation of a recipient’s cells or tissues with an HCT/P that performs the same basic function or functions in the recipient as in the donor. HCT/Ps that do not meet the criteria of Section 361 are regulated under Section 351 of the PHSA. Unlike 361 HCT/Ps, HCT/Ps regulated as “351” HCT/Ps are subject to premarket review and/or approval by the FDA, as required.
In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue—Based Products: Minimal Manipulation and Homologous Use—Guidance for Industry and Food and Drug Administration Staff.” The guidance outlined the FDA’s position that all lyophilized amniotic products are more than minimally manipulated and would therefore require a BLA to be lawfully marketed in the United States. The guidance also indicated that the FDA would exercise enforcement discretion, using a risk-based approach, with respect to the IND application and pre-market approval requirements for certain HCT/Ps that had been marketed without marketing authorization, including, among others, lyophilized amniotic products, for a period of 36 months from the issuance date of the guidance to allow manufacturers to pursue INDs and/or seek marketing authorizations. Under this approach, the FDA indicated that high-risk products and uses could be subject to immediate enforcement action. In July 2020, the FDA extended its period of enforcement discretion to May 31, 2021. The FDA resumed enforcement of IND and premarket approval requirements with respect to these products as of June 1, 2021.
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
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMPs and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices (“GCPs”); and
•FDA review and approval of the BLA or NDA to permit commercial marketing of the product for particular indications for use in the United States.

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
After the FDA evaluates a BLA or NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced and of select clinical trial sites, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA or NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA or NDA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA or NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.
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
EU regulation of medical devices
The European Union (“EU”) has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.
Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive”), which has been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). The majority of our current certificates have been granted under the EU Medical Devices Directive described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that all of our devices not currently certified under the new requirements set forth in the EU Medical Devices Regulation receive such certification when the current certificates expire.
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

Medical Device Regulation
The regulatory landscape related to medical devices in the EU continues to evolve. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.
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
Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until their EU Medical Devices Directive certificate expires, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below.
The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (“Eudamed”), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI-DI”) specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.
All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.

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
The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. Legislation has been approved to extend the transition dates for the EU MDR to 2027/2028. Despite the extension, the notified bodies that are responsible for implementing the EU MDR guidelines must still adopt these changes into their current framework of procedures, which could take additional time.
Other countries
Many other countries have specific requirements for classification, registration and post marketing surveillance that are independent of the countries already listed. We obtain what we believe are the appropriate clearances for our products and conduct our business in accordance with the applicable laws of each country. This landscape is constantly changing, and we could be found in violation if we interpret the laws incorrectly or fail to keep pace with changes. In the event of either of these occurrences, we could be instructed to recall products, cease distribution and/or be subject to civil or criminal penalties.
Anti-kickback, false claims and other healthcare laws
We are subject to a number of U.S. laws regulating healthcare fraud and abuse including the federal Anti-Kickback Statute and the federal Physician Self-Referral Law (known as the Stark Law), the Civil False Claims Act, and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as well as numerous state laws regulating healthcare and insurance. These laws are enforced by, without limitation, CMS, other divisions of the U.S. Department of Health and Human Services (“HHS”), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, as well as state and local governments. Among other things, these laws and others generally (1) prohibit the provision of anything of value in exchange for the referral of patients or for the purchase, order, or recommendation of any item or service reimbursed by a federal healthcare program, (including Medicare and Medicaid); (2) require that claims for payment submitted to federal healthcare programs be truthful; and (3) require the maintenance of certain government licenses and permits.
Many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs.
The federal Anti-Kickback Statute (“AKS”) prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Several courts have interpreted the AKS’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the AKS has been violated. The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements. Failure to meet the requirements of an applicable AKS safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and may be subject to greater scrutiny by enforcement agencies.
The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing designated health services (“DHS”) from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless an exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Unlike the AKS, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral.

The Federal False Claims Act (“FCA”) prohibits a person from knowingly presenting, or caused to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. A claim includes “any request or demand” for money or property presented to the United States government. Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS or the Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim. Private individuals also have the ability to bring actions under these false claims laws in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement.
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
The Health Insurance Portability and Accountability Act (“HIPAA”) also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
We also participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs where discounts and mandatory rebates are provided to participating state and local government entities. In connection with several of these government programs, we are required to report prices to various government agencies. Pricing calculations vary among programs. The calculations are complex and are often subject to interpretation by the reporting entities, government agencies and the courts. Government agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. By way of example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), requires that manufacturers report data to CMS on pricing of covered drugs reimbursed under Medicare Part B. These are generally drugs and biologicals, such as injectable products, that are administered “incident to” a physician service and in general are not self-administered. Effective January 1, 2005, ASP became the basis for reimbursement to physicians and suppliers for drugs and biologicals covered under Medicare Part B, replacing the average wholesale price (“AWP”), provided and published by pricing services. In general, we must comply with all reporting requirements for any drug that is separately reimbursable under Medicare. Our SUPARTZ FX, Gelsyn-3 and Durolane products are reimbursed under Medicare Part B and, as a result, we provide ASP data on this product to CMS on a quarterly basis. Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payer, including patients, employers and commercial insurers, not just those reimbursed by a federally funded healthcare program.
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

Foreign Corrupt Practices Act
We are subject to the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). The FCPA prohibits U.S. companies and their representatives from processing, offering, or making payments of money or anything of value to foreign officials with the intent to obtain or retain business or seek a business advantage. In certain countries, the health care professionals we or our distributors regularly interact with may meet the definition of a foreign government official for the purposes of the FCPA. Our international activities create the risk of unauthorized payments or offers of payments by our employees, consultants and agents, including distributors, even though they may not always be subject to our control. Our existing safeguards may prove to be less than effective, and our employees, consultants, and agents may engage in conduct for which we might be held responsible. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of suppliers, vendor or other third-party relationships, termination of necessary licenses or permits, and legal or equitable sanctions. Other internal or governmental investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.
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
We are subject to a number of federal, state and foreign laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information, including health information privacy and security laws, data breach notification laws, and consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act). For example, HIPAA imposes obligations on “covered entities,” including certain healthcare providers, such as us, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured protected health information (“PHI”), a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.
In addition, certain state and foreign laws, such as the California Consumer Privacy Act (“CCPA”) California Privacy Rights Act (“CPRA”), General Data Protection Regulation (“GDPR”) and the United Kingdom General Data Protection Regular (“UK GDPR”) govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Coverage and reimbursement
Our products may be reimbursed by third-party payors, such as government programs, including Medicare and Medicaid, or private insurance plans and healthcare networks. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payors. The manner in which reimbursement is sought and obtained varies based upon the type of payor involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payors may be subject to periodic adjustments as a result of legislative, regulatory and policy changes, as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payors, or denial of, or provision of uneconomical reimbursement for new products may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services have the potential to significantly affect our operations and revenue. The Medicare program is expected to continue to implement a new payment mechanism for certain durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) items via the implementation of its competitive bidding program. Bone growth therapy devices are currently exempt from this competitive bidding process.

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
Consolidated Appropriations Act
In July 2022, in connection with the Consolidated Appropriations Act, 2021 (“CAA”), the Centers for Medicare and Medicaid Services (“CMS”) began utilizing new pricing information the Company reported to it pursuant to the newly adopted reporting obligations to adjust the Medicare payment to healthcare providers using our Durolane and Gelsyn-3 products.
Employee and Human Capital Resources
As of December 31, 2022, we had approximately 1,120 employees, none of whom were covered by collective bargaining agreements. Most of these employees are located in the United States with approximately 125 located outside the United States. We believe that our relations with our employees are generally good.
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
Additionally, to build on our culture of treating all individuals fairly and respectfully, we have established a Diversity, Equity and Inclusion (“DE&I”) Council and formed several Employee Resource Groups (“ERGs”). The DE&I Council and ERGs are voluntary, employee-led groups of employees who come together in their workplace based on shared characteristics or life experiences. The stated mission of the DE&I Council is to foster a culture and identity that drives diversity, equity and inclusion as we engage and develop current employees and recruit future talent, all working together to build a transformative work environment. Our ERGs are generally intended to provide support, enhance career development, and contribute to personal development in the work environment. The goals of these and other similar initiatives is to encourage broad and diverse viewpoints to achieve the best outcomes for the patients, healthcare providers, and employees we serve.
Our Organizational Structure
Bioventus Inc. is a Delaware corporation formed on December 22, 2015 and functions as a holding company with no direct operations and our principal asset is the equity interest in BV LLC. We are headquartered in Durham, North Carolina. On February 16, 2021, we closed an initial public offering (“IPO”). Our IPO was conducted through what is commonly referred to as an umbrella partnership C corporation (“UP-C”) structure. In connection with the IPO and the UP-C structure, we completed a series of organizational transactions including, without limitation, the following:
•the limited liability company agreement of BV LLC was amended and restated (“Bioventus LLC Agreement”) to, among other things, (i) provide for a new single class of common membership interests in BV LLC (“LLC Interests”), (ii) exchange all of the then existing membership interests of the holders of BV LLC membership interests (“Original LLC Owners”) for LLC Interests and (iii) appoint Bioventus Inc. as the sole managing member of BV LLC; and
•the acquisition, by merger, of certain members of BV LLC (“Former LLC Owners”), for which we issued shares of Class A common stock as merger consideration (“Merger”).
•We amended and restated its certificate of incorporation to authorize Class A common stock, Class B common stock and undesignated preferred stock. Class B common stock has voting rights but no economic rights.
We have a majority economic interest, the sole voting interest in, and control the management of, BV LLC. As a result, we will consolidate the financial results of BV LLC and reports a non-controlling interest representing the LLC Interests held by Smith & Nephew, Inc. (“Continuing LLC Owner”). Refer to Part II, Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1. Organization of this Annual Report for additional information about the organizational transactions completed as part of the IPO.

Available Information
Our filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for Meetings of Shareholders, any registration statements, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on our website or connected to our website is not incorporated by reference into this Annual Report. Our website is located at www.bioventus.com. Our SEC filings are also available on the SEC website at www.sec.gov.
Item 1A.    Risk Factors.
Described below are certain risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K (“Annual Report”) and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our Class A common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are those that we have identified as material and is not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.
Risks related to our financial position
There are doubts about our ability to continue as a going concern and if we are unable to continue our business, our Class A common stock might have little or no value.
Based on our current operating plans and potential market and economic conditions, we have concluded there is substantial doubt regarding our ability to continue as a going concern within the next twelve months from the issuance of our consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K, as evaluated under generally accepted accounting principals in the United States. We have relied on our ability to fund our operations primarily through cash flows from operations as well as public and private debt and equity financings, but there can be no assurances that such financing or funding will continue to be available to us on satisfactory terms, or at all. In light of this, we are continuing to actively pursue plans to mitigate these conditions and events; however, there can be no assurances that it is probable these measures will successfully mitigate these conditions and events. Therefore, these measures do not alleviate the substantial doubt about our ability to continue as a going concern. See Part II, Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1. Organization—Going Concern of this Annual Report for additional information.
Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to the foregoing concerns, our ability to improve our capital resources may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Moreover, as a result of recent volatile market conditions, the cost and availability of capital has been and may continue to be adversely affected. Concern about the stability of the banking sector has generally led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. market and economy may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs. In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
Our Amended 2019 Credit Agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with its financial or other covenants, we may be required to repay the indebtedness, which may harm our liquidity.
We are subject to certain covenants under our Credit and Guaranty Agreement dated December 6, 2019 (as amended on October 29, 2021, July 11, 2022 and March 31, 2023, the “Amended 2019 Credit Agreement”), including, but not limited to:
•a minimum interest coverage ratio and a maximum debt leverage ratio requirement as defined in the Amended 2019 Credit Agreement;
•a minimum Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10.0 million as of the end of each calendar month through June 30, 2024;
•restrictions on the declaration or payment of certain distributions on or in respect of our equity interests;
•restrictions on acquisitions, investments and certain other payments;
•limitations on the incurrence of new indebtedness;
•limitations on the incurrence of new liens on property or assets;
•limitations on transfers, sales and other dispositions;
•limitations on entering into transactions with affiliates; and
•limitations on making any material change in any of our business objectives that could reasonably be expected to have a material adverse effect on the repayment of our Amended 2019 Credit Agreement.
In the absence of a waiver from our lenders, any failure by us to comply with these covenants in the future might result in the declaration of an event of default, which could adversely affect our business, results of operations and financial position.
In addition, our indebtedness could have significant consequences on our financial position, including:
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
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness for further discussion concerning our indebtedness.
We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. The FDIC recently took control of two such banking institutions, Silicon Valley Bank (“SVB”) on March 10, 2023 and Signature Bank (“Signature Bank”) on March 12, 2023. While we did have an account at SVB, we were able to recover all of our deposits when the FDIC stepped in and allowed us to transfer funds held at SVB to another bank without incurring any losses. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

We might require additional capital to fund our financial and operating obligations and support business growth.
If our expected cash from operations together with available borrowings under our Amended 2019 Credit Agreement are not sufficient to fund our current financial and operating obligations, we might require additional capital. In addition, we intend to continue to make investments to support our business growth and might require additional funds to respond to business challenges or opportunities, including the need to further develop our current products and any new products, enhance our operating infrastructure, and acquire complementary businesses. Accordingly, we might need to engage in equity or additional debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any additional debt financing secured by us could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we might not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
Risks related to our business
We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, we are currently subject to securities class action claims, which are often pursued against a company following a decline in the market price of its securities. In particular, on January 12, 2023, a stockholder of the Company, Robert Ciarciello, filed a putative class action complaint alleging violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act against us and certain of our current and former directors and executives. Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint generally alleges that we failed to disclose certain information regarding rebate practices, our business and financial prospects, and the sufficiency of our internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. The case is in its early stages, and a lead plaintiff has not yet been appointed.
The results of the securities class action lawsuit and any future legal proceedings cannot be predicted with certainty. Also, our assets may be insufficient to cover any claimed amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.
We may be unable to acquire CartiHeal.
On April 4, 2022, we exercised our call option under the Option and Equity Purchase Agreement with CartiHeal 2009 Ltd. (“CartiHeal”) to acquire CartiHeal (the “CartiHeal Acquisition”), excluding the ownership interest already owned by us, for approximately $315.0 million with an additional approximately $135.0 million payable contingent upon the achievement of $75.0 million in trailing twelve-month sales. Pursuant to the CartiHeal Amendment entered into on June 17, 2022, we deferred $215.0 million of upfront consideration (“Deferred Amount”) otherwise payable to CartiHeal stockholders at the closing of the CartiHeal Acquisition. We closed the acquisition on July 12, 2022 with an upfront payment of $100.0 million. We are required to pay the Deferred Amount in five tranches commencing in 2023 and ending no later than 2027, upon the earlier of the achievement of certain milestones and the occurrence of such installment payment dates.
The first milestone under the Option and Equity Purchase Agreement occurred on February 13, 2023, triggering an obligation to pay to the payment agent for the benefit of the securityholders $50.0 million plus applicable interest (less any applicable setoff). On February 27, 2023, the parties entered into a Settlement Agreement (the “Settlement Agreement”) under which they mutually released any further claims under the Option and Equity Purchase Agreement and related transaction documents, including without limitation a release by the securityholders of any rights to enforce the provisions of the Option and Equity Purchase Agreement or make further monetary claims against us or our respective affiliates and representatives.
Concurrently with the execution of the Settlement Agreement, the parties irrevocably instructed the escrow agent to return the escrowed shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the securityholders in accordance with the terms of the Settlement Agreement.

The Settlement Agreement also provided BV LLC, at its sole discretion, the right to seek financing sufficient to pay to the securityholders by no later than March 29, 2023 (the “Interim Period”) an amount sufficient to extinguish the entire amount of the post-closing tranches and any applicable interest in accordance with the provisions of the Option and Equity Purchase Agreement, in which case the transfer of the escrowed shares to the Trustee would be deemed null and void and the potential Sales Milestone payment will be reinstated. Because we were not able to find a financing solution to fund the payment obligations under the Option and Equity Purchase Agreement on terms we believed to be favorable to the Company and its shareholders, we elected to allow the Interim Period to expire. We can give no assurance that we will be able to obtain the necessary financing or negotiate acceptable terms to reacquire CartiHeal and its assets.
Our business may continue to experience adverse impacts as a result of the COVID-19 pandemic.
In 2020, the COVID-19 pandemic spread around the world and in the United States and, more recently, new variants of the virus have emerged, some of which have shown to be more contagious. The COVID-19 pandemic has had widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to minimize the spread of the virus and ongoing effects of the pandemic, including social distancing, travel restrictions, border closures, limitations on public gatherings, mandatory closure or reduced capacity of business, work from home, supply chain logistical changes and other measures, which have caused global business disruptions and significant volatility in U.S. and international debt and equity markets. Our business, results of operations and financial condition have been, and may continue to be, materially impacted due to the decrease in patient visits and elective procedures and any future temporary cessations of elective procedures and could be further impacted by delays in payments from customers, supply chain interruptions, extended “shelter-in-place” orders or advisories, facility closures or other reasons related to the pandemic. Furthermore, the long-term impact of COVID-19 on our business will depend on many factors, including, but not limited to, the duration and severity of the pandemic, new and ongoing measures taken in response to the pandemic, the availability and effectiveness of vaccines and therapeutics to combat COVID-19, future mutations of the virus, the impact on economic activity from the pandemic and actions taken in response and the resulting impact it has on our partners, patients and communities in which we operate, all of which continue to be uncertain. For example, there has been a decrease in patient visits to hospitals due to risk and fear of exposure to COVID-19, as well as decreases in, or temporary moratoriums on, elective procedures, which may be re-imposed in the future. In addition to lower sales, we experienced certain decreased costs as a result of the pandemic including declines in travel and lower compensation related expenses during 2020. We also implemented other various cost reduction initiatives and measures to safeguard liquidity, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further details on the impact of COVID-19 on our business.
To the extent the COVID-19 disruptions continue to adversely impact our business, results of operations and financial condition, they may also have the effect of heightening many of the other risks described in Part I, Item 1A. Risk Factors, including risks relating to our ability to successfully commercialize new developed or acquired products or therapies, consolidation in the healthcare industry, disruptions in the supply or manufacturing of our products or their components, intensified pricing pressure as a result of changes in the purchasing behavior of hospitals and maintenance of our numerous contractual relationships.
We are highly dependent on a limited number of products.
Our HA products accounted for 42%, 51% and 53% of our total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. We expect that sales of such products will continue to account for a substantial portion of our revenue, and therefore, our ability to execute our growth strategy and maintain profitability will depend upon the continued demand for these products. If the supply and distribution agreements for any of our HA products were terminated, our revenue would be impaired. If our HA products fail to maintain their market acceptance for any reason, our business, results of operations and financial condition may be adversely affected.
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

While the FDA has not yet finalized its proposal to down-classify non-invasive bone growth stimulators, should such down-classification occur now or in the future, we may face additional competition from new market entrants who would be able to pursue marketing authorization through the 510(k) clearance pathway instead of the more onerous and burdensome PMA approval process. Class II devices that qualify as durable medical equipment under the Medicare program may also be eligible for inclusion in Medicare’s competitive bidding program for durable medical equipment, prosthetic and orthotic supplies (“DEMPOS”). As a result of down-classification, Exogen could face additional competition or we could receive lower reimbursement amounts, all of which could adversely affect our business, results of operations and financial condition.
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
Private payers may adopt coverage decisions and payment amounts determined by the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program in the United States, as guidelines in setting their coverage and reimbursement policies. In addition, CMS periodically reviews medical study literature to determine how the literature addresses certain procedures and therapies in the Medicare population. For some governmental programs, such as Medicaid, coverage and reimbursement differs from state to state. Medicaid payments to physicians, facilities and other providers are often lower than payments by other third-party payers and some state Medicaid programs may not pay an adequate amount for the procedures performed with our products, if any payment is made at all. If CMS, other government agencies or private payers lower their reimbursement rates or establish additional limitations on coverage of our products, or if any of the proposed drug pricing executive orders or legislative reforms are enacted, the commercial success of our products may be adversely affected.
Further, legislative or other regulatory reforms that have been adopted or may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies or other downward pressure on the pricing or reimbursement we or our customers receive for our products. For example, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law on December 27, 2020, and pursuant to implementing regulations promulgated by CMS, expanded price reporting obligations for manufacturers of certain products reimbursed under Medicare Part B beginning January 1, 2022, including all of our HA viscosupplements. In July 2022, CMS began utilizing the new pricing information we reported to it pursuant to these newly adopted reporting obligations to adjust the Medicare payment to healthcare providers using our Durolane and Gelsyn-3 products. As a result, the rates currently available for those products have been reduced from those previously available and will be subject to future reporting and adjustment, which may affect the demand for those products or our ability to sell them profitably. We cannot predict the extent to which this law, or other reimbursement reform proposals or other healthcare cost containment measures that might be enacted in the future, may impact the demand or commercial success of our HA viscosupplements and other products we sell or plan to commercialize in the future.
In addition, due to the manner in which rebates are calculated and paid under certain of our contracts with private payers, changes in the ASP for our HA viscosupplements may result in larger than expected rebates payments for the sale of these products. In addition, we are dependent on these payers to provide timely and accurate invoices for the rebates that we are obligated to pay under these contractual relationships. If the information is not received timely or inaccurate, we may not be able to correctly forecast the amounts due under those agreements, which may adversely affect our operating results and financial condition.
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

CMS periodically reviews medical study literature to determine how the literature addresses certain procedures and therapies in the Medicare population. The impact that these assessments could have on Medicare or third-party payer coverage determinations for our products is currently unknown, but we cannot provide assurances that the resulting actions will not restrict Medicare or other insurance coverage for our products. In addition, there can be no assurance that we or our distributors will not experience significant coverage or reimbursement impediments in the future related to these or other programs and policies of CMS. Specifically, drug pricing reform legislation and executive orders, which could negatively affect the reimbursement rates paid for our HA viscosupplements, have been issued by the White House and proposed and enacted by Congress.
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
Our business may be adversely affected if consolidation in the healthcare industry leads to demand for price concessions or if a Group Purchasing Organization (“GPO”), third-party payers or other similar entities exclude us from being a supplier.
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
Our success depends on our ability to enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. We continue to search for viable acquisition candidates or strategic alliances that would expand our market sector and/or global presence, as well as additional products appropriate for current distribution channels. Accordingly, we have previously and may in the future pursue the acquisition of, or joint ventures relating to, new businesses, products or technologies instead of developing them internally. Our future success will depend, in part, upon our ability to manage the expanded business following these acquisitions, including challenges related to the management and monitoring of new operations and associated increased costs and complexity associated with the acquisition of Misonix, Bioness, and other potential acquisitions.
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

We compete with other companies for these opportunities, and we may be unable to consummate such acquisitions or joint ventures on commercially reasonable terms, or at all. In addition, acquired businesses may have ongoing or potential liabilities, legal claims (including tort and/or personal injury claims) or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Even if we are aware of such liabilities, claims or issues, we may not be able to accurately estimate the magnitude of the related liabilities and damages. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, failed to fulfill their contractual obligations to their customers, or failed to satisfy legal obligations to employees or third-parties, we, as the successor, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. If we were to issue additional equity in connection with such acquisitions, this may dilute our stockholders.
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
The medical device industry is characterized by intense competition, subject to rapid change and is significantly affected by market activities of industry participants, new product introductions and other technological advancements. We believe that our competitors have historically dedicated and will continue to dedicate significant resources to promote their products or to develop new products. We have competitors in the United States and internationally, including major medical device and pharmaceutical companies, biotechnology companies and universities and other research institutions.
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
Some of our competitors have several competitive advantages over us, including:
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

If the reclassification of HA products were to occur, the FDA may not allow us to continue to market our HA products without submitting additional clinical trial data, obtaining approval of a NDA for these products, or without otherwise complying with new conditions or limitations on how those products are marketed. Clinical testing can take years to complete, can be expensive and carries uncertain outcomes, and there is no guarantee that would be able to successfully obtain and maintain any required regulatory approvals. These new regulatory obligations could result in increased regulation and would subject our HA products to a new set of regulatory requirements to which they have not been previously subject. These changes could ultimately increase our costs, change levels of coverage and/or reimbursement for our HA products and adversely impact our business, results of operations and financial condition if they were to be implemented. See Part I, Item 1A. Risk Factors—Risks related to our business—If we are unable to achieve and maintain adequate levels of coverage and/or reimbursement for our products, the procedures using our products, or any future products we may seek to commercialize, the commercial success of these products may be severely hindered.
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
Competition for experienced employees in the medical device industry can be intense. To attract, retain and motivate qualified employees, we may utilize equity-based incentive awards such as employee stock options. If the value of such equity incentive awards does not appreciate as measured by the performance of the price of our Class A common stock, as seen in current market conditions, and ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our employees could be adversely impacted, which could adversely affect our business, results of operations and financial condition and/or require us to increase the amount we expend on cash and other forms of compensation.
If we fail to properly manage growth, our business could suffer.
We may, in the future, experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, our sales force and distributor network require significant management, training, financial and other supporting resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
To achieve our long-term revenue goals, we also will need to successfully increase supply of our products to meet expected customer demand. In the future, we may experience difficulties with yields, quality control, component supply and shortages of qualified personnel, among other problems. These problems could result in delays in product availability and increases in expenses which could adversely affect our ability to generate revenue.
Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure.
In order to manage our operations during any growth period, we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

We may not be able to strengthen our brand and the brands associated with our products.
We believe that strengthening the Bioventus brand and the brands associated with our products is critical to achieving widespread acceptance of our products, particularly because of the rapidly developing nature of the market for active healing products as well as the expansion of our product portfolio due to our recent acquisitions. Promoting and positioning our brand will depend largely on the success of our marketing efforts and the reliability of our products. Historically, our efforts to build our brand have involved marketing expenses, and it is likely that our future marketing efforts will require us to incur additional expenses. These brand promotion activities may not yield increased sales and, even if they do, any sales increases may not offset the expenses we incur to promote our brand and our products. If we fail to successfully promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand and the brands of our products, our products may not be accepted by healthcare providers, which would cause our sales to decrease and would adversely affect our business, results of operations and financial condition.
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
We are dependent on a limited number of suppliers for our products and components used in the manufacturing process of our products. Our top three single-source third-party manufacturers supply us with our HA products and constituted 42%, 51% and 53% of total net sales for the years ended December 31, 2022, 2021 and 2020, respectively. Exogen undergoes final assembly with components procured from various suppliers, including a transducer, which is a key component that is supplied by a single source supplier. Many of the acquired Bioness and Misonix products are also dependent on a limited number of suppliers for these products and their components. We may not be able to renew or enter into new contracts with our existing suppliers following the expiration of such contracts on commercially reasonable terms, or at all. Additionally, our PNS, advanced rehabilitation and Surgical Ultrasonic devices require circuit boards and other electronic components that are periodically in short supply. The unavailability of such components from our suppliers may impact our ability to meet the customer demand for these products.
The success of certain Surgical and Wound solution products depends on our suppliers continuing to have access to donated human cadaveric tissue, as well as the maintenance of high standards in their processing methodology. The supply of such donors can fluctuate over time. We cannot be certain that our current suppliers who rely on allograft bone, skin and amniotic tissue, plus any additional sources that our suppliers identify in the future, will be sufficient to meet our product needs. Our dependence on a limited number of third-party suppliers and the challenges that they may face in obtaining adequate supplies of allograft bone tissue involve several risks, including limited control over pricing, availability, quality and delivery schedules. We may be unable to find an alternative supplier in a reasonable time period or on commercially reasonable terms, if at all, which would adversely affect our business, results of operations and financial condition.
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
Third-party manufacturers generally manufacture our HA products, Exogen components, certain Surgical Solutions products, PNS and our rehabilitation devices. We have developed in-house assembly capabilities for our Exogen system. We and our third-party manufacturers are required to comply with the QSR which is a set of FDA regulations that establishes cGMP requirements for medical devices and covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of such devices. Moreover, certain of our products may be re-classified as drugs, and we are planning to seek approval of a product pursuant to the BLA pathway. In each case, such products would be required to comply with the cGMP requirements that apply to drugs and biologics, respectively.
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
We receive, collect, process, use and store a large amount of information, including personally identifiable information, protected health information and other sensitive and confidential information. This data is often accessed by us through transmissions over public and private networks, including the Internet. The secure transmission of such information over the Internet and other mechanisms is essential to maintain confidence in our information technology systems. Despite the privacy and security measures we have in place to comply with applicable laws, regulations and contractual requirements, our facilities and systems, and those of our third-party vendors and service providers, are vulnerable to privacy and security incidents including, but not limited to, computer hacking, breaches, acts of vandalism or theft, computer viruses and other malware, including ransomware or other forms of cyber-attack, misplaced or lost data, programming and/or human errors or other similar events. A party, whether internal or external, that is able to circumvent our security measures could, among other things, misappropriate or misuse sensitive or confidential information, user information or other proprietary information, or cause significant interruptions in our operations. Internal or external parties have and will continue to attempt to circumvent our security systems, and we expect that we may in the future continue to experience, among other things, external attacks on our network, and attempts to gain unauthorized access to sensitive and confidential information, such as reconnaissance probes, denial of service attempts, malware attacks, malicious software attacks and phishing attacks, such as an external phishing incident that occurred in January 2023, targeting an employee with plausible-sounding prompts to send information to Company leadership. This security incident did not expose protected health information, or affect any of the company’s systems, and was reported to authorities in the relevant regions.

Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, and often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations. Attacks upon information technology systems are also increasing in their frequency, level of persistence, and sophistication, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Recent, well-publicized attacks of prominent companies have resulted in the theft of significant amounts of sensitive and confidential information and demonstrate the sophistication of the threat actors and magnitude of the threat posed to companies across the nation, including the health care industry.
If someone is able to gain unauthorized access to our systems, they could access, acquire, or alter any information located therein or cause interruptions to our operations. Security breaches and attempted security breaches thereof could also damage our reputation and expose us to a risk of monetary loss and/or litigation, fines, sanctions, and reputational damage. We also face risks associated with security breaches affecting third parties that conduct business with us or our customers and others who interact with our data. While we maintain insurance that covers certain security and privacy breaches, we may not carry or maintain sufficient coverage to compensate for all potential liability. Additionally, the costs incurred to remediate any data security or privacy incident could be substantial.
We cannot assure you that our third-party service providers with access to our or our customers’, suppliers’, trial patients’, and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches, cyber-attacks or other incidents negatively impacting the privacy or security of sensitive or confidential information or our service providers’ ability to provide services to us, which could have a corresponding effect on our business including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. While we attempt to address the associated risks by performing security assessments and detailed due diligence, we cannot assure you that these contractual measures and our own privacy and security-related due diligence safeguards will protect us from the risks associated with the processing, storage and transmission of such information by service providers and others acting on our behalf.
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
•exposure of our foreign operations to liability under U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), regulations of the U.S. Office of Foreign Assets Controls, and U.S. anti-money laundering regulations, as well as disadvantages of competing against companies from countries that are not subject to these regulatory regimes;
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
•exposure to liability under a variety of local, national and multinational laws and regulations in multiple jurisdictions, including data privacy laws, healthcare and pharmaceutical laws, antitrust and competition laws, anti-bribery and anti-corruption laws and international trade laws;
•international regulators and third-party payers requiring additional clinical studies prior to approving or allowing reimbursement for our products;
•complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems;
•production shortages resulting from any events affecting material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, global pandemics or natural disasters including earthquakes, hurricanes, floods and fires. If the current conflict between Russia and Ukraine escalates or spills over to or otherwise impacts additional regions, it could heighten many of the other risk factors included in this Item 1A.
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
International tariffs, including tariffs applied to goods traded between the United States and China, may adversely affect our business, results of operations and financial condition. Since the beginning of 2018, there has been increasing discussion, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of adversely affecting overall economic condition, which could have a negative impact on us as imposition of tariffs could cause an increase in the cost of our products and the components for our products, specifically with respect to our Exogen system, which may adversely affect our business, results of operations and financial condition. In addition, the U.S. has previously enacted, and it or other countries may in the future enact legislation that limits or prohibits the use of foreign manufactured equipment or supplies from China, such as the Uyghur Forced Labor Prevention Act, which imposes a ban on virtually all imports from the Xinjiang region of China unless companies are able to prove that the products were not made with forced labor, which is expected to have an adverse effect on our ability to conduct our business and our results of operations.
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR in the future may adversely affect our financing costs.
Our Amended 2019 Credit Agreement utilizes the London Interbank Offered Rate (“LIBOR”), or various alternative methods to calculate interest on any borrowings, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Some tenors of LIBOR were discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate (“SOFR”), will become the market benchmark in its place or what impact such a transition may have on our business, financial condition and results of operations.
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
•post market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•post market studies; and
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
Moreover, governmental authorities outside the United States have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that adversely affect our business, results of operations and financial condition. The European Commission has harmonized national regulations for the control of medical devices through European Medical Device Regulations with which manufacturers must comply. Under these new regulations, manufacturing plants must have received a full Quality Assurance Certification from a “Notified Body” in order to be able to sell products within the member states of the EU. This certification allows manufacturers to stamp the products of certified plants with a “CE” mark. Products covered by European Commission regulations that do not bear the CE mark cannot be sold or distributed within the EU. Refer to Part I, Item 1A. Risk Factors—Risks related to government regulation—Regulatory reforms, such as the EU Medical Devices Regulation, could limit our ability to market and distribute our products after clearance, approval or certification is obtained and make it more difficult or costly for us to obtain regulatory clearance, approval or certification of any future products, which could adversely affect our competitive position and materially affect our business and financial results.
We may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits and could lead to significant civil or criminal penalties and other liability.
In connection with our Exogen system, we submit claims directly to, and receive payments directly from, the Medicare and Medicaid programs and private payers. Therefore, we are subject to extensive government regulation, including detailed requirements for submitting claims under appropriate codes and maintaining certain documentation, including evidence that all medical necessity requirements are met to support our claims. Billing for our Exogen system is complex, time-consuming and expensive, particularly for items and services provided to government healthcare program beneficiaries, such as Medicare and Medicaid. Reimbursement claims may be adversely affected by improper completion of the Certificates of Medical Necessity (“CMN”) required in connection with Medicare claims for the Exogen system and we may be subject to investigations by governmental authorities or third-party payers and required to prove the validity of the claims or the authenticity of the signatures on the CMNs under investigation. Reimbursement claims may also be adversely affected by the promotion of our devices for unapproved or off-label uses or assistance with the reimbursement process that could result in false or fraudulent claims for reimbursement being submitted to government or private payers. Depending on the billing arrangement and applicable law, we bill various payers, all of which may have different prior authorization, patient qualification and medical necessity requirements, as well as patients for any applicable co-payments or co-insurance amounts. In addition, we may also face increased risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles, any of which could adversely affect our business, results of operations and financial condition.

We are also required to implement compliance procedures and to oversee, train and monitor our employees’ compliance with those procedures, appeal coverage and payment denials, and perform internal audits periodically to assess compliance with applicable laws and regulations as well as internal compliance policies and procedures. We are required to report and return any overpayments received from government payers within 60 days of identification and exercise of reasonable diligence to investigate credible information regarding potential overpayments. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws. For example, in February 2021 we entered into a settlement agreement with the United States Attorney’s Office for the Middle District of North Carolina and the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) to resolve potential liabilities associated with a self-disclosure we made to the OIG in November 2018 regarding violations of certain Medicare claim submission requirements. See Part I, Item 1A Risk Factors—Risks related to government regulation—We are subject to federal, state and foreign laws and regulations relating to our healthcare business, and could face substantial penalties if we are determined not to have fully complied with such laws, which would adversely affect our business, results of operations and financial condition. Moreover, Medicare contractors and state Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We may be subject to prepayment and post-payment reviews, as well as audits of claims in the future. Private payers may from time to time conduct similar reviews and audits. Any third-party payer reviews and audits of our claims could result in material delays in payment, material recoupments, overpayments, claim denials, fines, revocations of billing privileges, bars on re-enrollment in federal or state healthcare programs, cancellation of our agreements or damage to our reputation, any of which would reduce our net sales and profitability.
The FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.
Before we can market or sell a new medical device or other product or a new use of or a claim for or significant modification to an existing medical device in the United States, we must obtain either clearance from the FDA under 510(k) pathway or approval of a Pre-Market Approval (“PMA”), unless an exemption applies. In the United States, we have obtained 510(k) clearance from the FDA to market certain of our products such as Signafuse Bioactive Bone Graft Putty, Interface Bioactive Bone Graft and Signafuse Mineralized Collagen Scaffold. Our Pain Treatment products, including Durolane, GELSYN-3 and SUPARTZ FX, and our Exogen system, have an obtained PMA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed predicate device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. In the PMA process, the FDA must determine that a proposed product is safe and effective for our intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for products that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
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

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:
•if we are unable to demonstrate to the FDA’s satisfaction that the product or modification is substantially equivalent to the proposed predicate device or safe and effective for its intended use;
•if the data from our preclinical studies and clinical trials may be insufficient to support clearance or approval, where required; and
•if the manufacturing process or facilities we use may not meet applicable requirements.
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared or approved products on a timely basis. Even after clearance or approval for our products is obtained, we and the products are subject to extensive post market regulation by the FDA, including with respect to advertising, marketing, labeling, manufacturing, distribution, import, export, and clinical evaluation.
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

Legislative or regulatory reforms, including those currently under consideration by FDA and the EU, could make it more difficult or costly for us to obtain regulatory clearance, approval or certification of any future products and to manufacture, market and distribute our products after clearance, approval or certification is obtained, which could adversely affect our competitive position and materially affect our business and financial results.
From time to time, legislation is introduced that could significantly change the statutory provisions and regulations governing the approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, propose new reclassification orders, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to market or modify our currently cleared products on a timely basis. For example, over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the 510(k) premarket notification pathway, including plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway. In September 2019, the FDA also issued revised final guidance establishing a “Safety and Performance Based Pathway” for “manufacturers of certain well-understood device types” allowing manufacturers to rely on objective safety and performance criteria recognized by the FDA to demonstrate substantial equivalence, obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria and recommended testing methodologies for each such device type, where feasible. Some of these proposals have not yet been finalized or adopted, and the FDA announced that it would seek public feedback prior to publication of any such proposals, and may work with Congress to implement such proposals through legislation. Accordingly, it is unclear the extent to which any changes could impose additional regulatory requirements on us that could delay our ability to obtain clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances, or otherwise create competition that may negatively affect our business.
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
In the United States, we sell human tissue-derived Surgical Solutions products, which are referred to by the FDA as human cells, tissues and cellular or tissue-based products (“HCT/Ps”). In the United States, we are marketing our HCT/Ps pursuant to Section 361 of the PHSA and 21 CFR Part 1271 of FDA’s regulations. We do not manufacture these HCT/P products, but serve as a distributor for them. Section 361 HCT/Ps are not currently subject to the FDA requirements to obtain marketing authorizations as long as they meet certain criteria provided in FDA’s regulations. HCT/Ps regulated as “361 HCT/Ps” are currently subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, cGTP, when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting. If we or our suppliers fail to comply with these requirements, we could be subject to FDA enforcement action, including, for example, warning letters, fines, injunctions, product recalls or seizures, and, in the most serious cases, criminal penalties. To be regulated as Section 361 HCT/Ps, these products must meet FDA’s criteria to be considered “minimally manipulated” and intended for “homologous use,” among other requirements. HCT/Ps that do not meet the criteria to be considered Section 361 HCT/Ps are subject to the FDA’s regulatory requirements applicable to medical devices, biologics or drugs. Device, biologic or drug HCT/Ps must comply both with the requirements exclusively applicable to Section 361 HCT/Ps and, in addition, with other requirements, including requirements for marketing authorization, such as 510(k) clearance or PMA or BLA approvals before marketing. Except as described below with regard to MOTYS, we believe our HCT/Ps are regulated solely under Section 361 of the PHSA, and therefore, we have not sought or obtained 510(k) clearance, PMA approval, or licensure through a BLA for such HCT/Ps.
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
We may be subject to enforcement action if we engage in improper marketing or promotion of our products, and the misuse or off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines and/or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.
Certain products that we currently market have been cleared, approved or certified by the FDA and other foreign regulatory authorities and notified bodies for specific treatments. We cannot prevent a physician from using our products outside of such cleared or approved indications for use, known as off-label uses. While we do not analyze the ordering practices of physicians with respect to off-label uses, we are aware of certain off-label uses of our EXOGEN product. As a result, we could be subject to regulatory or enforcement actions if we are determined to have engaged in promotion of our products for off-label uses, or otherwise determined to have made false or misleading statements about our products. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those cleared, approved or certified by the FDA or any foreign regulatory authority or notified body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
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
Some of our marketed products are subject to medical device reporting obligations, which require that we report to the FDA any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned and, if the malfunction were to recur, it could likely cause or contribute to a death or serious injury. The timing of our obligation to report under the MDR regulations is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA could take action including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearances, seizure of our products, or delay in clearance of future products.

We and our third-party manufacturers and suppliers are subject to various governmental regulations related to the manufacturing of our products.
Our products and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such products, will be subject to continued regulatory review, oversight and periodic inspection by the FDA and other domestic and foreign regulatory bodies. In particular, the methods used in, and the facilities used for, the manufacture of the products that we own and distribute that are regulated as medical devices must comply with the FDA’s Quality System Regulation (“QSR”), which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices. The FDA enforces the QSR through periodic announced or unannounced inspections of manufacturing facilities, and both we and our third-party manufacturers and suppliers are subject to such inspections. Similarly, the devices we distribute on behalf of third-party manufacturers that are regulated as Section 361 HCT/Ps must be manufactured in compliance with cGTP requirements and other related requirements. Moreover, should any of our HA products be re-classified as drugs, such products would be required to comply with a different set of manufacturing requirements under FDA’s cGMP requirements for drugs. The need to comply with different manufacturing requirements may require us to seek new suppliers.
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
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized drugs, devices and similar products in the event of material deficiencies or defects in their design or manufacture. For example, the FDA’s authority to require a recall for medical devices must be based on a finding that there is reasonable probability that the device would cause serious injury or death. In addition, we have in the past and may in the future decide to voluntarily recall our products if certain deficiencies are found. For example, we are currently undertaking a voluntary Class II recall of certain vials of ultrasound gel that we provide with our Exogen system due to particulates, which were microbial in nature, found in the gel. The gel is manufactured by a third-party supplier, and we have discontinued the use of that suppliers’ gel and have replaced that gel with that of another manufacturer. We have identified the affected lots and have notified patients to discard gel bottles from those lots. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and could adversely affect our reputation and business, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that could adversely affect our business, results of operations and financial condition.
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
We may rely on third-parties to conduct our clinical studies and to assist us with preclinical development and if they fail to perform as contractually required or expected, we may not be able to obtain regulatory clearance, approval or certification to commercialize our products.
We have relied upon and may continue to rely upon third-parties, such as contract research organizations (“CROs”), medical institutions, clinical investigators and contract laboratories to assist in conducting our clinical studies, which must be conducted in accordance with applicable regulations, including GCP and our preclinical development activities. We rely on these parties for execution of our studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third-parties does not relieve us of our regulatory responsibilities. GCPs are regulations and guidelines enforced by the FDA and other regulatory authorities for products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, trial sites, and CROs. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable manufacturing requirements.
If these third-parties fail to successfully carry out their contractual duties, comply with applicable regulatory obligations, including GCP requirements, or meet expected deadlines, or if these third-parties must be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to clinical protocols or applicable regulatory requirements or for other reasons, our pre-clinical development activities or clinical studies may be extended, delayed, suspended or terminated. Under these circumstances we may not be able to obtain regulatory clearance, approval or certification for, or successfully commercialize, our products on a timely basis, if at all, and our business, results of operations and financial condition may be adversely affected.
If any of our relationships with these third-parties terminate, we may not be able to enter into arrangements with alternative third-parties or to do so on commercially reasonable terms. In addition, our third-parties are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. Switching or adding additional third-parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or other third-party vendor commences work. As a result, delays occur, which can materially impact our ability to meet our desired development timelines. Though we carefully manage our relationships with our third-party vendors including CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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
By way of example, the Affordable Care Act (“ACA”) substantially changed the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. Among other things, the ACA:
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Efforts to reform the marketplace for healthcare services is ongoing, and we cannot predict with certainty what impact any U.S. federal and state health reforms will have on us, but such changes could impose new and/or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Third-party payers also regularly update payments to physicians and hospitals where our products are used. By way of example, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Legislative and regulatory reforms intended to reduce the costs of prescription drugs and medical devices are also ongoing in the United States and abroad. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows. These and other payment updates could directly impact the demand for our products or any products we may develop in the future, if cleared or approved.
We expect that other healthcare reform measures that may be adopted in the future, could result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any cleared or approved products. Furthermore, we believe that many individuals who have obtained insurance coverage through the health insurance exchanges which arose as a result of the ACA have done so with policies that have significantly higher deductibles than policies they may have obtained prior to its enactment. Because the out-of-pocket costs of undergoing certain procedures for patients who have not met their deductible for a given year would be significantly higher than they historically would have been, these patients may be discouraged from undergoing certain procedures due to the cost. Any reluctance on the part of patients to undergo procedures utilizing our products due to cost could impact our ability to expand sales of our products and could adversely impact our business, results of operations and financial condition.

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
Both in our capacity as a pharmaceutical and medical device manufacturer and/or as a supplier of covered items and services to federal health care program beneficiaries, with respect to which items and services we submit claims for reimbursement from such programs, we are subject to healthcare fraud and abuse regulation and enforcement by federal, state and foreign governments, which could adversely impact our business, results of operations and financial condition. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:
•the federal Anti-Kickback Statute (“AKS”), which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal physician self-referral law, the Stark Law, which, subject to certain enumerated statutory and regulatory exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or “DHS”, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS;
• the False Claims Act, or “FCA”, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;
•the Civil Monetary Penalties Law, which prohibits, among other things, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;
•the criminal healthcare fraud provisions of Health Insurance Portability and Accountability Act, or “HIPAA”, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
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
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including certain sales and marketing practices and financial arrangements with physicians and other healthcare providers, some of whom recommend, use, prescribe or purchase our products, and other customers, could be subject to challenge under one or more of such laws. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to substantial penalties, including administrative, civil and criminal penalties, damages, fines, additional reporting requirements and oversight if we become subject to a Corporate Integrity Agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from governmental healthcare programs, disgorgement and related overpayment obligations, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely impact our business, results of operations and financial condition.
In 2018, we identified non-compliance with certain U.S. federal statutes and requirements governing the Medicare program in related to improper completion of Certificate for Medical Necessity (“CMN”) forms. In November 2018, we made a voluntary self-disclosure to the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) pursuant to the OIG’s Provider Self-Disclosure Protocol related to this matter. After settlement discussions with the Office of the United States Attorney in the Middle District of North Carolina (“USAO”) and OIG, on February 22, 2021, we entered into a formal settlement agreement, which included releases from associated False Claims Act liability and further Civil Monetary Penalties that are customary in self-disclosures of this type, and agreed to pay $3.6 million.
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business.
We are subject to diverse laws and regulations relating to privacy and data security, including, in the United States, HIPAA and, in the EU, the GDPR. New privacy rules are being enacted in the United States, particularly at the state level and globally, and existing ones are being updated and strengthened. Complying with these numerous, complex and often changing regulations is expensive and difficult. We strive to comply with all applicable laws and other legal obligations relating to privacy, data security, and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and/or in a manner that conflicts our practices. Failure or perceived failure by us or our service providers to comply with any privacy, data security, or data protection laws or other obligations, or any security incident or data breach experienced by us, one of our service providers, or another party, could adversely affect our business. Such impacts include but are not limited to: investigation costs, legal fees, fines and penalties; compensatory, special, punitive, and statutory damages; enforcement actions; litigation; reputational damage; consent orders regarding our privacy and security practices; requirements that we provide consumer notices, credit monitoring services and/or credit restoration services or other relevant services to individuals impacted by a data breach; adverse actions against our licenses to do business; and injunctive relief.
In the United States, HIPAA, as amended, and regulations implemented thereunder (collectively referred to as “HIPAA”) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting protected health information (“PHI”) for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities, such as us, as well as business associates to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI.

Additionally, under HIPAA, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the U.S. Department of Health and Human Services Office for Civil Rights and, in certain circumstances involving large breaches, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents. All states, the District of Columbia, Guam, Puerto Rico, and the Virgin Islands have enacted data breach notification laws. Some of these breach notification laws impose notification obligations that are in addition to, or inconsistent with, the HIPAA Breach Notification Rule, which can present compliance challenges.
Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. The HHS Office for Civil Rights actively enforces HIPAA and frequently issues significant fines and penalties. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) took effect on January 1, 2023. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt-out rights for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Similar laws have passed in Virginia, Colorado, Connecticut and Utah and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Additional compliance investment and potential business process changes may be required, and the enactment of new laws could have potentially conflicting requirements that would make compliance challenging and burdensome.
The Federal Trade Commission (“FTC”) and many state Attorneys General also continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. A recent FTC decision imposed personal civil liability on a company’s CEO, marking the first time the agency has held a company officer personally liable for a privacy or security violation.

In Europe, the GDPR imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield. In July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board (“EDPB”). In light of guidance issued by the EDPB, there is some uncertainty around whether the revised clauses will serve as an appropriate data transfer mechanism in certain contexts, including certain transfers to the United States. Additionally, the Biden Administration proposed a new international transfer network to replace the Privacy Shield. The European Commission is currently reviewing the proposed framework to determine if it is adequate under the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and take additional enforcement actions, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Additionally, from January 1, 2021, following the United Kingdom’s departure from the EU, we have had to comply with the GDPR and the UK GDPR (i.e. the GDPR as implemented into UK law). Failure to comply with the UK GDPR can result in fines up to the greater of £17.5 million (approximately $21 million), or 4% of global revenue. However, the relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission extends that decision.
Failure to comply with the FCPA and laws associated with our activities outside the United States could adversely affect our business, results of operations and financial condition.
We are subject to the FCPA and other anti-bribery legislation around the world. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates, which are intended, among other things, to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. As we conduct our business in jurisdictions outside of the United States, we face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments, offers or promises of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business or other advantages. In many foreign countries, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, such policy may not be effective at preventing all potential FCPA or other violations. Although our agreements with our international distributors clearly state our expectations for our distributors’ compliance with U.S. laws, including the FCPA, and provide us with various remedies upon any non-compliance, including the ability to terminate the agreement, we also cannot guarantee our distributors’ compliance with U.S. laws, including the FCPA. Therefore, there can be no assurance that our employees and agents, or those companies to which we outsource certain of our business operations, have not and will not take actions that violate our policies or applicable laws, for which we may be ultimately held responsible. Any violation of the FCPA and related policies could result in severe criminal or civil sanctions, which could adversely affect our business, results of operations and financial condition.

Furthermore, we are subject to the export controls and economic embargo rules and regulations of the United States, including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce and the Department of State. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons, or for prohibited end-uses. A determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines, enforcement actions, civil and/or criminal sanctions, the disgorgement of profits, the imposition of a court-appointed monitor, as well as the denial of export privileges, and may adversely affect our business, results of operations and financial condition.
If we fail to meet Medicare accreditation and surety bond requirements or DMEPOS supplier standards, it could adversely affect our business, results of operations and financial condition.
Our Exogen system is classified by CMS and third-party payers as durable medical equipment. Suppliers of Medicare durable medical equipment, prosthetics, orthotics and supplies (“DMEPOS”) must be accredited by an approved accreditation organization as meeting DMEPOS quality standards adopted by CMS and are required to meet surety bond requirements. In addition, Medicare DMEPOS suppliers must comply with Medicare supplier standards in order to obtain and retain billing privileges, including meeting all applicable federal and state licensure and regulatory requirements. CMS periodically expands or otherwise clarifies the Medicare DMEPOS supplier standards, and states periodically change licensure requirements, including licensure rules imposing more stringent requirements on out-of-state DMEPOS suppliers. We believe we are currently in compliance with these requirements. If we fail to maintain our Medicare accreditation status and/or do not comply with Medicare surety bond or supplier standard requirements or state licensure requirements in the future, or if these requirements are changed or expanded, it could adversely affect our business, results of operations and financial condition.
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
Our employees, independent distributors, independent contractors, suppliers and other third-parties may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could expose us to liability and hurt our reputation.
We are exposed to the risk that our employees, independent distributors, independent contractors, suppliers and others may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (1) FDA laws and regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, (2) manufacturing standards, (3) healthcare fraud and abuse laws, or (4) laws that require the true, complete and accurate reporting of financial, billing, and claims information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred.
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
The EU Medical Devices Regulation, which became effective in May 2021, was adopted with the aim of ensuring better protection of public health and patient safety. Among other things, the EU Medical Devices Regulation (“MDR”) imposed changes in the clinical evidence for medical devices, post-market clinical follow-up evidence, annual reporting of safety information for Class III products, and bi-annual reporting for Class II products, Unique Device Identification (“UDI”) for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, reclassification of medical devices, and multiple other labeling changes.
While we are able to continue marketing our currently CE-marked products in the Europe after the effective date of the EU MDR until the associated CE mark certificates expire, securing renewals of our existing CE mark certificates to allow for continued marketing of the product after CE mark expiration or obtaining certifications for new products requires the performance of certain conformity assessment procedures by a notified body. Notified bodies are independent organizations designated by EU member states which are responsible for, among other things, auditing and examining a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which allows the manufacturer to place the CE mark on the device and for it to be marketed throughout the EU. Given the additional requirements of the MDR, the renewal of our existing CE mark certificates once they expire or obtaining certifications for new products is more challenging, time consuming and costly.
For example, technical documentation for certain of our products requiring recertification, such as our single injection HA treatment Durolane®, and EXOGEN Bone Healing System have been submitted to our notified body. While we are actively engaged with our notified body to renew the CE marks for these and our other products, CE mark renewals for these products are still pending. Our inability to timely review and obtain CE mark certificates for these and other of our products could prohibit their distribution and marketing in EU member states, which would adversely affect our business, prospects, financial condition and results of operations.
Recent environmental regulatory actions regarding medical device sterilization facilities could result in disruptions in the supply of certain of our products and could adversely affect our business, results of operations and financial condition.
Our disposable products that are used with our neXus® Ultrasonic Surgical Aspirator System require sterilization using ethylene oxide prior to sale. Ethylene oxide sterilization is a common and scientifically proven sterilization method that is widely used in the medical device industry. We contract with third-party sterilizers to perform this service. Concerns about unsafe levels of ethylene oxide emissions in the air around some sterilization facilities have resulted in certain state environmental protection agency actions against those facilities that have impacted medical device manufacturers’ ability to use the ethylene oxide process to sterilize their devices. For example, recently the operations of certain of our contracted sterilization providers were temporarily suspended by the supplier as a voluntary response to a state environmental agency investigation. While such actions have not disrupted our ability to supply products and the previously shut down facilities have been permitted to resume certain operations after implementation of increased emissions controls, it is uncertain as to whether these facilities will be shut down again for environmental, health and safety concerns, or whether any other sterilization facilities we may contract with in the future will be required to shut down for environmental, health and safety concerns, especially given the increased scrutiny on the use and emission of ethylene oxide for sterilization. To the extent that our third-party sterilizers are unable to sterilize our products, whether due to these regulatory or other limitations (such as capacity, reductions in operations, or availability of materials for sterilization), we may be unable to transition to other third-party sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner, or at all, which could have a material adverse impact on our results of operations and financial condition.

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
The rights granted to us under these patents, including prospective rights sought in our pending patent applications, could be opposed, contested or circumvented by our competitors or other third-parties or declared invalid or unenforceable in judicial or administrative proceedings. If any of our patents are challenged, invalidated or legally circumvented by third-parties, and if we do not own other enforceable patents protecting our products, competitors could market products and use processes that are substantially similar to, superior to, or otherwise competitive with those of ours, and our business could suffer. In addition, the patents we own or have licenses to may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage, and competitors may be able to design around our patents or develop products that provide outcomes comparable to those of ours without infringing on our intellectual property rights.

Further, our patents may not be drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents. Third-parties may assert that we or our licensors were not the first to make the inventions covered by our issued patents or pending patent applications. The claims of our issued patents or patent applications when issued may not cover our commercial technology or the future products and services that we develop. We may not have freedom to operate unimpeded by the patent rights of others. Third-parties may have dominating, blocking or other patents relevant to our technology of which we are not aware. In addition, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications or published information which could invalidate our patents or a portion of the claims of our patents. Any such patent applications may have priority over our patent applications or issued patents, which could require us to obtain rights from third-parties to issued patents or pending patent applications covering such technologies to allow us to commercialize our technology. If another party has filed a U.S. patent application on inventions similar to ours, depending on when the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the USPTO to determine priority of invention in the United States. Further, we may not develop additional proprietary technologies and, even if we do, they may not be patentable.
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
Moreover, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. In some cases, noncompliance with such requirements can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would adversely affect our business, results of operations and financial condition.
Filing, prosecuting and defending patents on our products in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third-parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories in which we have patent protection that may not be sufficient to terminate infringing activities.
Furthermore, we do not have patent rights in certain foreign countries in which a market may exist in the future. We may need to expend additional resources to protect or defend our intellectual property rights in these countries, and the inability to protect or defend the same could impair our brand or adversely affect the growth of our business internationally. For example, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as, similar to, or competitive with our products.
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
Trade secrets and know-how
We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Our competitors could use any of the information we may be required to disclose by the FDA to develop independently technology similar to ours. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property is not adequately protected so as to protect our market against competitors’ products and methods, our competitive position could be adversely affected, as could our business, results of operations and financial condition. If we were to enforce a claim that a third-party had illegally obtained, misappropriated or was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. If any of the technology or information that we protect as trade secrets were to be independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may adversely affect our business, results of operations and financial condition. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third-parties for misappropriating the trade secret.
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
As we have done previously, we may need to obtain licenses from third-parties to advance our research or allow commercialization of our products and technologies. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In the event that we are not able to acquire a license, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products and technologies, which could materially harm our business. In addition, the third-parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation and damages.

In some cases, we may not have the right to control the prosecution, maintenance, or filing of the patents that are licensed to us, or the enforcement of these patents against infringement by third-parties. Some of our patents and patent applications were not filed by us, but were either acquired by us or are licensed from third-parties. Thus, these patents and patent applications were not drafted by us or our attorneys, and we did not control or have any input into the prosecution of these patents and patent applications prior to our acquisition of, or our entry into a license with respect to, such patents and patent applications. We cannot be certain that the drafting or prosecution of the patents and patent applications licensed to us will result or has resulted in valid and enforceable patents. Further, we do not always retain complete control over our ability to enforce our licensed patent rights against third-party infringement. In those cases, we cannot be certain that our licensor will elect to enforce these patents to the extent that we would choose to do so, or in a way that will ensure that we retain the rights we currently have under our license. If our licensor fails to properly enforce the patents subject to our license in the event of third-party infringement, our ability to retain our competitive advantage with respect to our products may be materially and adversely affected.
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
•our right to sublicense patent and other rights to third-parties under collaborative development relationships;
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
Our intellectual property agreements with third-parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology.
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
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Our assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third-parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.
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

If our products or methods are found to infringe, we could be prevented from manufacturing or marketing our products. In the event that we become involved in such a dispute, we may incur significant costs and expenses and may need to devote resources to resolving any claims, which would reduce the cash we have available for operations and may be distracting to management and other employees, including those involved in the development of intellectual property. We do not know whether our competitors or potential competitors have applied for, will apply for, or will obtain patents that will prevent, limit or interfere with our ability to make, use, sell, import or export our products. Because patent applications can take many years to issue, third-parties may have currently pending patent applications which may later result in issued patents that our products and technologies may infringe, or which such third-parties claim are infringed by the use of our products or technologies. There is no guarantee that patents will not issue in the future from currently pending applications that may be infringed by our technology or products. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and difficulty in assessing the meaning of patent claims. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets or infringement by us of third-party patents, copyrights, trademarks or other rights or challenging the validity of our patents, copyrights, trademarks or other rights will not be asserted against us.
We may also initiate litigation against third-parties to enforce our patent and proprietary rights or to determine the scope, enforceability or validity of the proprietary rights of others. Our intellectual property has not been tested in litigation. If we initiate litigation to protect our rights, we run the risk of having our patents and other proprietary rights invalidated, canceled or narrowed, which could undermine our competitive position. Further, if the scope of protection provided by our patents or patent applications or other proprietary rights is threatened or reduced as a result of litigation, it could discourage third-parties from entering into collaborations with us that are important to the commercialization of our products.
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
In addition, certain of our agreements with suppliers, distributors, customers and other entities with whom we do business may require us to defend or indemnify these parties to the extent they become involved in infringement claims relating to our technologies or products, or rights licensed to them by us. If we are required or agree to defend or indemnify any of these third-parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, results of operation and financial condition.
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
The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when processes intended to implement BPCIA may be fully adopted by the FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.
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
Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third-parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether.
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
•third-parties performing manufacturing or testing for us using our products or technologies could use the intellectual property of others without obtaining a proper license;
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

BV LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of BV LLC. Under the terms of the Bioventus LLC Agreement, BV LLC will be obligated to make tax distributions to holders of LLC Interests, including us, subject to any limitations or restrictions in our debt arrangements. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement (“TRA”), which we expect could be significant. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence-Tax Receivable Agreement in this Annual Report for further information. We intend, as its managing member, to cause BV LLC to make cash distributions to the owners of LLC Interests, including us, in an amount sufficient to (i) fund their or our tax obligations in respect of allocations of taxable income from BV LLC and (ii) cover our operating expenses, including payments under the TRA. However, BV LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which BV LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering BV LLC insolvent. If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA. In addition, if BV LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.
The TRA with the Continuing LLC Owner requires us to make cash payments to it in respect of certain tax benefits to which we are or may become entitled, and we expect that the payments we will be required to make could be significant.
We are a party to a TRA with Smith & Nephew, Inc. (“Continuing LLC Owner”). Under the TRA, we are required to make cash payments to the Continuing LLC Owner equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) increases in the tax basis of assets of BV LLC resulting from (a) any future redemptions or exchanges of LLC Interests and (b) certain distributions (or deemed distributions) by BV LLC and (2) certain other tax benefits arising from payments under the TRA. We expect the amount of the cash payments that we will be required to make under the TRA will be significant. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing LLC Owner, the amount of gain recognized by the Continuing LLC Owner, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing LLC Owner under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us. Furthermore, our obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA.
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
Payments under the TRA are be based on the tax reporting positions that we determine, and the Internal Revenue Service (“IRS”) or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. Pursuant to the TRA, the Continuing LLC Owner is required to reimburse us for any cash payments previously made to it under the TRA in the event that any tax benefits actually realized by us and for which payment has been made under the TRA are subsequently challenged by a taxing authority and are ultimately disallowed. In addition, but without duplication of any amounts previously reimbursed by the Continuing LLC Owner, any excess cash payments made by us to the Continuing LLC Owner will be netted against any future cash payments that we might otherwise be required to make to the Continuing LLC Owner under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to the Continuing LLC Owner for a number of years following the initial time of such payment. Moreover, there can be no assurance that any excess cash payments for which the Continuing LLC Owner has a reimbursement obligation under the TRA will be repaid to us. As a result, payments could be made under the TRA in excess of the tax savings that we realize in respect of the tax attributes with respect to the Continuing LLC Owner that are the subject of the TRA.
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
As of March 16, 2023, the Original LLC Owners control approximately 45.1% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. The Original LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Original LLC Owners are able to, subject to applicable law, and the voting arrangements, elect a majority of the members of our Board, control actions to be taken by us and our Board, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Original LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing LLC Owner may have different tax positions from us, especially in light of the TRA that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Bioventus should terminate the TRA and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing LLC Owner’s tax or other considerations, which may differ from the considerations of us or our other stockholders.
Risks related to our ownership of our Class A common stock
Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares of Class A common stock at or above the price at which you purchase them.
The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your Class A common stock common stock at or above the price at which you purchase it. From our initial public offering in February 2021 through March 16, 2023, the per share trading price of our Class A common stock has been as high as $19.94 and as low as $1.37. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:
a.our operating performance and the operating performance of similar companies;
b.the overall performance of the equity markets;
c.any major change in our management;
d.changes in laws or regulations relating to our products;
e.announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
f.threatened or actual litigation;
g.publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations;
h.general political and economic conditions.
Additionally, securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources, and harm our business, operating results, and financial condition.
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

Certain anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our Company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our common stock.
Certain provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could render more difficult, delay or prevent transactions that stockholders consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions might also prevent or frustrate attempts by our stockholders to replace or remove management, and include provisions that:
•authorize the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares and thwart a takeover attempt;
•establish a classified Board so that not all members of our Board are elected at one time;
•provide the removal of directors only for cause;
•prohibit the use of cumulative voting for the election of directors;
•limit the ability of stockholders to call special meetings or amend our bylaws;
•require all stockholder actions to be taken at a meeting of our stockholders; and
•establish advance notice and duration of ownership requirements for nominations for election to the Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management, which could in turn limit the opportunity for our stockholders to receive a premium for their shares of our common stock and affect the price that some investors are willing to pay for our common stock.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be, to the fullest extent permitted by law, the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Court of Chancery, will be, to the fullest extent permitted by law, the sole and exclusive forum for: (a) any derivative action, suit or proceeding brought on our behalf; (b) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or stockholders to us or to our stockholders; (c) any action, suit or proceeding arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or amended bylaws (as either may be amended from time to time); or, (d) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; provided that the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision in our amended and restated certificate of incorporation does not designate the Court of Chancery as the exclusive forum for any claim for which the applicable statute creates exclusive jurisdiction in another forum and, accordingly, does not apply to any claims brought to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could adversely affect our business and stock price.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis and assess our internal control over financial reporting pursuant to Section 404, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an emerging growth company pursuant to the provisions of the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid potential future material weaknesses and we have identified material weaknesses in the past. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended October 1, 2022, we identified a material weakness in our internal control over financial reporting related to the accounting for rebates from third-party payers. If we identify any additional material weaknesses in the future, the accuracy and timing of our financial reporting may be adversely affected. Testing and maintaining internal controls can also divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal controls over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We continue to qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, reduced disclosure obligations relating to the presentation of financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of the reduced reporting obligations and executive compensation disclosure in our SEC filings and expect to continue to avail ourselves of the reduced reporting obligations available to emerging growth companies in future SEC filings. We cannot predict if investors will find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we plan to comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
We will continue to qualify as an emerging growth company until the earliest of:
a.The last day of our fiscal year following the fifth anniversary of the date of our IPO;
b.The last day of our fiscal year in which have annual gross revenues of $1.07 billion or more;
c.The date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt;
d.The date on which we are deemed to be a “large accelerated filer,” as such terms is defined in the Exchange Act rules.
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

Item 3.        Legal Proceedings.
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina, Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. The case is in its early stages, and a lead plaintiff has not yet been appointed. The Company believes the claims alleged lack merit and intends to file a motion to dismiss. The outcome of the litigation is not presently determinable, and any loss is neither probable nor reasonable estimable.
On June 15, 2022, the Company, through its subsidiary Bioness, filed a lawsuit in the United States District Court for the Eastern District of Virginia against Aretech, LLC (“Aretech”) alleging infringement by Aretech of various patents related to our Vector Gait and Safety Support System®. On August 8, 2022, Aretech filed an answer to the lawsuit denying infringement and asserting various affirmative defenses and counterclaims to the Bioness complaint. Bioness filed a motion to dismiss the defendant’s counterclaims on September 28, 2022. In response to Bioness’ motion to dismiss the counterclaims, on October 19, 2022, Aretech filed an amended answer and counterclaims. On November 16, 2022, Bioness filed a partial motion to dismiss certain of the amended counterclaims. On January 23, 2023, the court granted-in-part Bioness’s motion dismissing Aretech’s antitrust and inventorship-related counterclaims, but allowed certain of Aretech’s counterclaims to proceed. The parties are presently finalizing a joint discovery plan and timeline. On March 23, 2023 the parties entered into a settlement and license agreement that provides for a payment by Aretech to us of $1.5 million to resolve all claims in the litigation. The agreement also provides cross licenses to the parties for certain of their respective patents relevant to the claims asserted in the litigation.
On March 23, 2017, Misonix’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against Misonix and certain of its officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that Misonix improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted Misonix’s motion to dismiss each of the tort claims asserted against Misonix, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. Discovery in the matter ended on August 5, 2021. On January 20, 2022, the court granted Misonix’s summary judgment motion on Cicel’s breach of contract and defamation claims. Cicel’s motion for reconsideration of the court’s summary judgment ruling in Misonix’s favor was dismissed by the court on April 29, 2022. On July 18, 2022, Cicel voluntarily dismissed the remaining claim for trade secret theft and later filed an appeal in the United States Court of Appeals for the Second Circuit. We believe that we have various legal and factual defenses to these claims and intend to vigorously defend the appeal of the lower court’s summary judgement rulings in our favor.
Prior to the closing of our acquisition of Bioness, Bioness had been named as a defendant in a lawsuit, for which we are indemnified under the indemnification provisions contained in the Bioness Merger Agreement. The case relates to an action brought in February 2021 in the Delaware State Court of Chancery by a former minority shareholder and director of Bioness, seeking a temporary restraining order contesting our acquisition of Bioness. While the complaint to block the Bioness acquisition was dismissed by the court, a separate action was brought against the Company under the indemnification provisions of the Bioness Certificate of Incorporation to recover approximately $3.0 million in attorney fees and other expenses incurred by the director and shareholder in connection with the matter.

On August 19, 2021, the court issued a ruling granting, in part, plaintiff’s motion for summary judgment, awarding plaintiff attorney’s fees and related expenses incurred in connection with performance of the plaintiff’s directorial duties, and denying fees and expenses incurred in a non-director capacity. In its ruling, the court’s order also directed the parties to agree upon a process that was to govern the payment of and challenges to plaintiff’s payment requests and required Bioness to pay 50% of the demanded amount into escrow if more than 50% of the total invoiced amount was in dispute. Pursuant to the court’s order, Bioness paid approximately $1.3 million into escrow. On November 1, 2022, at a hearing before Delaware State Court of Chancery, the court ruled in favor of the former Bioness director awarding attorney’s fees in connection with the underlying pre-merger litigation and the advancement action in the amounts claimed, less approximately $50,000. On December 23, 2022, Bioness and the plaintiff entered into a settlement agreement resolving the matter for the aggregate sum of $2.5 million payable to the plaintiff. The settlement was satisfied by releasing the $1.3 million previously paid by Bioness and held in escrow and by an additional payment of $1.2 million. Pursuant to the indemnification obligations under the Bioness Merger Agreement, this subsequent payment was made on behalf of Bioness on December 28. 2022, by the selling majority shareholder under that agreement. Bioness subsequently recovered the $1.3 million paid into escrow from the selling Bioness shareholders pursuant an indemnification request under the Bioness Merger Agreement. An order dismissing the case was entered by the court on January 27, 2023.
On February 8, 2022, the above referenced minority shareholder of Bioness filed another action in the Delaware State Court of Chancery in connection with our acquisition of Bioness. This action names the former Bioness directors, the Alfred E. Mann Trust (Trust), which was the former majority shareholder of Bioness, the trustees of the Trust and Bioventus as defendants. The complaint alleges, among other things, that the individual directors, the Trust, and the trustees breached their fiduciary duty to the plaintiff in connection with their consideration and approval of our transaction. The complaint also alleges that we aided and abetted the other defendants in breaching their fiduciary duties to the plaintiff and that we breached the Merger Agreement by failing to pay the plaintiff its pro rata share of the merger consideration. We believe that we are indemnified under the indemnification provisions contained in the Bioness Merger Agreement for these claims. On July 20, 2022, we filed a motion to dismiss all claims made against us on various grounds, as did all the other named defendants in the suit. A hearing on the Bioness and other defendant’s motions was held before the Court of Chancery on January 19, 2023. The court has not yet issued its ruling on any of these motions. We believe that there are various legal and factual defenses to the claims plaintiff made against us and intend to defend ourselves vigorously.
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
Please refer to Part II, Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12. Commitments and contingencies of this Annual Report for information pertaining to legal proceedings. In addition, we are party to legal proceedings incidental to our business. While our management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our financial condition and results of operations.
Item 4.        Mine Safety Disclosures.
Not Applicable.

PART II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.
Market Information
On February 11, 2021, we closed an initial public offering (“IPO”) and our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “BVS.” Prior to that time, there was no public market for our stock. There is no established public trading market for our Class B common stock. As of March 16, 2023, we had 1 holder of record of our Class B common stock.
As of March 16, 2023, we had approximately 193 holders of record of our Class A common stock. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries. The closing price of our common stock on March 16, 2023 was $1.42.
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
In the event Bioventus Inc. declares any cash dividend, we intend to cause Bioventus LLC (“BV LLC”) to make distributions to Bioventus Inc., in an amount sufficient to cover such cash dividends declared by us. If BV LLC makes such distributions to Bioventus Inc., the Class B common stock owner will also be entitled to receive the respective equivalent pro rata distributions in accordance with the percentages of their respective LLC Interests.
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
Performance Graph
The following performance graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act. This information will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate this information by reference.
The following performance graph compares the cumulative 23 months cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns on the Nasdaq Composite Index and the S&P 500 Health Care Equipment Index for the period commencing on February 11, 2021 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2022 assuming an initial investment of $100. Nasdaq Composite Index and S&P 500 Health Care Equipment Index will not be deemed incorporate by reference into any other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	2/11/21	3/31/21	6/30/21	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22
Bioventus Inc.	$100.00	$79.54	$91.62	$73.71	$75.43	$73.40	$35.50	$36.44	$13.59
NASDAQ Composite	$100.00	$94.45	$103.41	$103.01	$111.54	$101.39	$78.63	$75.40	$74.62
S&P 500 Health Care Equipment	$100.00	$96.27	$104.57	$109.55	$113.11	$106.11	$85.61	$79.47	$90.75
Item 6.        [Reserved.]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1A, Risk Factors and our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K (“Annual Report”). In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part 1, Item 1A. Risk Factors and elsewhere in this Annual Report. A discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020 has been reported previously in our 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Executive Summary
We are a global medical device company focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing process. We operate our business through two reportable segments, U.S. and International, and our portfolio of products is grouped into three verticals:
•Pain Treatments is comprised of non-surgical joint pain injection therapies as well as peripheral nerve stimulation (“PNS”) products to help the patient get back to their normal activities.
•Surgical Solutions is comprised of bone graft substitutes (“BGS”) to fuse and grow bones, improve results following spinal and other orthopedic surgeries as well as minimally invasive ultrasonic medical devices used for precise bone sculpting, removing tumors and tissue debridement, in various surgeries.

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
For additional information, see Going Concern section below and Part I, Item 1A. Risk Factors.
The following table sets forth total net sales, net (loss) income and Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in thousands, except for loss per share)	2022	2021
Net sales	$512,117	$430,898
Net (loss) income	$(213,391)	$9,586
Adjusted EBITDA(1)	$66,309	$80,759
Loss per share - basic and diluted	$(2.59)	$(0.15)
(1)See below under Results of Operations-Adjusted EBITDA for a reconciliation of net (loss) income to Adjusted EBITDA.
Significant transactions
CartiHeal
On July 12, 2022, we acquired 100% of CartiHeal (2009) Ltd. (“CartiHeal”), a privately held company headquartered in Israel and the developer of the proprietary Agili-C implant for the treatment of joint surface lesions in traumatic and osteoarthritic joints. We purchased CartiHeal (“CartiHeal Acquisition”) for an aggregate purchase price of approximately $315.0 million and an additional $135.0 million, becoming payable after closing upon the achievement of a certain sales milestone (Sales Milestone Consideration). We paid $100.0 million of the aggregate purchase price upon closing, consisting of a $50.0 million escrow deposit and $50.0 million from a financing arrangement. We also paid approximately $8.6 million of CartiHeal’s transaction-related fees and expenses and deferred $215.0 million (“Deferred Amount”) of the aggregate purchase price otherwise due at closing until the earlier of the achievement of certain milestones or the occurrence of certain installment payment dates. We recognized a gain of $23.7 million due to the change in fair value of our equity method investment in CartiHeal as a result of the purchase. The gain was recognized in other income within the consolidated statement of operations and comprehensive (loss) income.
We previously entered into an Option and Equity Purchase Agreement with CartiHeal (“Option Agreement”) in July 2020. The Option Agreement provided us with an exclusive option to acquire 100% of CartiHeal’s shares (“Call Option”), and provided CartiHeal with a put option that would require us to purchase 100% of CartiHeal’s shares under certain conditions. In August 2021, CartiHeal achieved pivotal clinical trial success, as defined in the Option Agreement, for the Agili-C implant. In order to preserve our Call Option, in accordance with the Option Agreement and upon approval of the Board of Directors (“BOD”), we deposited $50.0 million into escrow in August 2021 for the potential acquisition of CartiHeal, which was included in restricted cash on the consolidated balance sheet at December 31, 2021.
In April 2022, we exercised our Call Option to acquire all of the remaining shares of CartiHeal, excluding shares we already owned. Our decision to exercise the Call Option followed the FDA’s March 29, 2022 premarket approval of CartiHeal’s Agili-C implant. On June 17, 2022 the Company entered into an amendment to the Option Agreement with CartiHeal (“CartiHeal Amendment”) and Elron Ventures Limited, in its capacity as the shareholder representative, that provided for deferred payment of the consideration for CartiHeal to be paid in multiple tranches, one of which was $50.0 million due upon the earliest to occur — the publication in a peer-reviewed orthopedic journal of an article that presents the results of the pivotal clinical trial (“First Paper Milestone”) or July 1, 2023.
Pursuant to the CartiHeal Amendment, we agreed to pay interest on each tranche of the Deferred Amount at a rate of 8.0% annually, until such tranche is paid.
The First Paper Milestone under the Option Agreement occurred on February 13, 2023, triggering our obligation to make the first $50.0 million payment, plus applicable interest, under the Option Agreement.

On February 27, 2023, we entered into a settlement agreement (the “Settlement Agreement”) with Elron Ventures Ltd. (“Elron” and together with the Company, the “Parties”) as representative of CartiHeal’s selling securityholders under the Option Agreement collectively, the “Former Securityholders”). Pursuant to the Settlement Agreement, Elron, on behalf of the Former Securityholders, have agreed to forbear from initiating any legal action or proceedings relating to non-payment of any obligations arising under the Option Agreement during a period of 30 calendar days (the “Interim Period”) in exchange for (i) a one-time non-refundable amount of $10.0 million and (ii) a one-time non-refundable payment of $0.2 million to Elron to be used in accordance with the expense fund provisions of the Option Agreement. The Interim Period expired on March 29, 2023 and we did not exercise our right to extend the Interim Period. In addition, the Parties mutually released any further claims under the Option Agreement and related transaction documents, including without limitation a release by the Former Securityholders of any rights to enforce the provisions of the Option Agreement or make further monetary claims against us and/or our respective affiliates and representatives.
Upon execution of the Settlement Agreement, we transferred 100% of our shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the Former Securityholders. This transfer is irrevocable, unless and until the Former Securityholders receive the entire amount of the aggregate purchase price and corresponding milestones and any interest to be accrued thereon in accordance with the provisions of the Option Agreement prior to the expiration of the Interim Period.
We have no ownership interest and no voting rights during the Interim Period. We have concluded that upon execution of the Settlement Agreement, the Company ceased to control CartiHeal for accounting purposes, and therefore, have deconsolidated CartiHeal (the “Deconsolidation”, or “Disposal”) effective February 27, 2023. We also concluded that this disposal will be treated as a discontinued operation. The loss upon disposal is estimated to be $60.6 million and will be recorded within loss from discontinued operations due at closing.
Amended 2019 Credit Agreement
On July 11, 2022, we amended our Credit and Guaranty Agreement, dated as of December 6, 2019 (as amended on October 29, 2021, July 11, 2022 and March 31, 2023, the “Amended 2019 Credit Agreement”) in conjunction with the CartiHeal Acquisition to, among other things, provide for an $80.0 million term loan facility (“Term Loan Facility”). On March 31, 2023, we further amended our Amended 2019 Credit Agreement to, among other things, modify certain financial covenant provisions, waive the noncompliance at December 31, 2022 and increase the applicable interest rate. Refer to Liquidity and Capital Resources—Credit Facilities for further information.
B.O.N.E.S. Trial
We submitted a premarket approval (“PMA”) supplement to the FDA in December 2020 seeking approval of an expanded indication for EXOGEN, specifically, for the adjunctive treatment of acute and delayed metatarsal fractures to reduce the risk of non-union. This PMA supplement was based on and supported by clinical data in metatarsal fractures from the ongoing B.O.N.E.S. study. In April 2021, we received a letter from the FDA identifying certain deficiencies in the PMA supplement that must be addressed before the FDA can complete its review of the PMA supplement. The deficiencies include concerns about the data and endpoints from the B.O.N.E.S. study, and requests for re-analyses of certain data and provision of other information to support the findings. In December 2021, we completed the follow-up of all patients in the scaphoid B.O.N.E.S. study. In October 2022, we elected to withdraw our PMA submission on metatarsal fractures. Presently, we are in the process of finalizing our PMA supplement for the scaphoid indication. In the scaphoid study analysis plan, the applicable feedback received from the FDA in the prior metatarsal submission was applied prospectively and as such we believe this second filing will address the FDA’s concerns on the study design. Assuming positive outcome with the FDA of the scaphoid review, we would consider resubmitting the metatarsal data at a later date. We can, however, give no assurance that the scaphoid review will be accepted by the FDA of, if accepted, that we will be able to resolve the deficiencies in the PMA supplements identified by the FDA in a timely manner, or at all. Consequently, the FDA’s decision on the PMA supplements might be delayed beyond the time originally anticipated. Moreover, if our responses do not satisfy the FDA’s concerns, the FDA might not approve our PMA supplements seeking to expand the indications for use of EXOGEN in scaphoid and metatarsal fractures as proposed.
MOTYS Update
During the second quarter of 2022, prior to obtaining the results from our Phase 2 trial, we elected to discontinue the development of MOTYS, to focus our resources on other priorities, including the integration of our acquisitions and our expanded R&D and product development portfolio we inherited with these acquisitions. We incurred $4.3 million during the year ended December 31, 2022, and we expect to incur approximately $5.0 million to $6.0 million exclusively to fulfill our remaining regulatory obligations related to our Phase 2 trial (“MOTYS Costs”).

Consolidated Appropriations Act
In July 2022, in connection with the Consolidated Appropriations Act, 2021 (“CAA”), the Centers for Medicare and Medicaid Services (“CMS”) began utilizing new pricing information the Company reported to it pursuant to the newly adopted reporting obligations to adjust the Medicare payment to healthcare providers using our Durolane and Gelsyn-3 products.
COVID-19 pandemic impact
Our business, results of operations and financial condition have been and may continue to be materially impacted by fluctuations in patient visits and elective procedures and any future temporary cessations of elective procedures as a result of the COVID-19 pandemic and could be further impacted by delays in payments from customers, supply chain interruptions, “shelter-in-place” orders or advisories, facility closures or other reasons related to the pandemic. As of the date of these financial statements, the extent to which COVID-19 could materially impact our financial conditions, liquidity or results of operations is uncertain.
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
We sell our products primarily through our direct sales team, who manage and maintain the sales relationship with healthcare providers, distribution centers or specialty pharmacies. Certain surgical products are sold through independent distributors to hospitals so our neurosurgeon and orthopedic spine surgeon customers can use them in procedures. In certain international markets, we also sell to independent distributors on prearranged business terms, who manage or maintain the sales relationship with their physician customers. Refer to Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Summary of significant accounting policies for further information.
We generally recognize revenue at the point in time when control is transferred to the customer, for example, when the product is shipped to the customer, when the patient has accepted the product or upon consumption in a surgical procedure.
Cost of sales
Our cost of sales primarily consists of costs of products purchased from our third-party suppliers, direct labor and allocated overhead associated with manufacturing and assembly, excess and obsolete inventory charges, shipping, inspection and related costs incurred in making our products available for sale or use. In addition, cost of sales includes depreciation related to production as well as amortization of product-related intellectual property and distribution rights associated with commercialized products. Certain products are manufactured by or obtained from third-party suppliers primarily located in Japan, Switzerland, Sweden and the United States. We receive the components for our Exogen system from suppliers and assemble each system in-house at our Cordova, Tennessee facility. In the future, we expect our cost of sales to increase due to increased sales volume.
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
Research and development expense
Research and development expense primarily consists of employee compensation, equity compensation and related expenses, as well as contract research organization service expenses related to clinical trials. We expense internal research and development costs as incurred and research and development costs incurred by third-parties as they perform contracted work. Our research and development expenses may vary substantially from period to period based on the timing of research and development activities. We are focused on internal research and development to broaden our product portfolio across all verticals and undertake clinical research to support commercialization of all of our products. As a result, we expect our research and development expenses to vary from low to the mid-single digits as a percentage of net sales as we introduce new products, extend existing product lines and expand indications. We see significant opportunity to develop innovative and clinically differentiated products in-house with our experienced research and development team. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations.
Restructuring costs
We have restructured portions of our operations and future restructuring activities are possible. Identifying and calculating the cost to exit operations requires certain assumptions to be made, the most significant of which are anticipated future liabilities. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change. Restructuring costs are recorded at estimated fair value. Key assumptions in determining the restructuring costs include negotiated terms and payments to terminate contractual obligations.
Restructuring costs primarily consist of employee severance, legal, consulting and temporary labor expenses. Restructuring costs recorded in 2022 are the result of: i) aligning our organizational and management cost structure to improve profitability and cash flow and ii) headcount reductions related to 2021 acquisitions. Restructuring costs recorded in 2021 were the result of headcount reductions related to acquisitions. Restructuring costs recorded in 2020 relate to efforts in our international business to improve operating efficiency.
Depreciation and amortization
Depreciation expense primarily consists of depreciation of computer equipment and software as well as demonstration and consignment inventory, leasehold improvements, furniture, fixtures, machinery and equipment. Amortization expense primarily consists of amortization expense related to customer relationships and other intangible assets.
Interest expense
Interest expense primarily consists of interest on our indebtedness, which currently consists of our term loan and revolving credit facility, which was incurred pursuant to the Amended 2019 Credit Agreement. We have previously entered into interest rate swaps to limit our exposure to changes in the variable interest rate on our term loan. Interest expense includes any fair value gain or losses on these swaps. Interest expense also includes the revaluation for the liability related to our Equity Participation Right (EPR) Unit. The EPR Unit’s entitlement is 0.55% of available distributions arising from a distribution event as defined in the Bioventus LLC Agreement and was settled in cash as part of our IPO.
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

Income tax expense
The Company’s subsidiary Bioventus LLC (“BV LLC”) is a partnership for U.S. federal tax purposes. Accordingly, the members include the profits and losses of BV LLC in their income tax returns. Certain wholly-owned subsidiaries of BV LLC are taxable entities for U.S. or foreign tax purposes and file tax returns in their local jurisdictions. Bioventus Inc. is subject to U.S. federal, state and local income taxes at the prevailing corporate tax rates with respect to our taxable income. In addition to tax expenses, we are obligated to make payments under the TRA, which could be significant. The TRA obligates us to pay to the Continuing LLC Owner 85% of the amount of any realized tax benefits (or in some circumstances are deemed to realize) resulting from (i) increases in the tax basis of assets of BV LLC as a result of (a) any future redemptions or exchanges of LLC Interests and (b) certain distributions (or deemed distributions) by BV LLC and (ii) certain other tax benefits arising from our making payments under the TRA. For more information, see Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Income taxes for additional information.
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
Non-GAAP Financial Measures - Adjusted EBITDA
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator that management uses as a measure of operating performance as well as for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net (loss) income from continuing operations before depreciation and amortization, provision of income taxes and interest expense, net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include acquisition and related costs, remeasurement gains and losses on investments, impairments on goodwill, restructuring and succession charges, equity compensation expense, equity loss in unconsolidated investments, foreign currency impact, and other items. Adjusted EBITDA by segment is comprised of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
Non-GAAP financial measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. These measures might exclude certain normal recurring expenses. Therefore, these measures might not provide a complete understanding of the Company's performance and should be reviewed in conjunction with the U.S. GAAP financial measures. Additionally, other companies might define their non-GAAP financial measures differently than we do. Investors are encouraged to review the reconciliation of the non-GAAP measure provided in this Annual Report, including in the table above, to its most directly comparable U.S. GAAP measure.
Results of Operations
The following table sets forth components of our consolidated statements of operations as a percentage of net sales for the periods presented:

	Years Ended December 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales (including depreciation and amortization)	35.4%	29.7%
Gross profit	64.6%	70.3%
Selling, general and administrative expense	64.9%	59.0%
Research and development expense	5.1%	4.4%
Restructuring costs	1.3%	0.6%
Change in fair value of contingent consideration	1.3%	0.2%
Depreciation and amortization	4.1%	2.0%
Impairment of goodwill	36.9%	—%
Impairment of variable interest entity assets	—%	1.3%
Operating (loss) income	(49.0%)	2.8%

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021
Net (loss) income	$(213,391)	$9,586
Interest expense, net	25,795	1,112
Income tax benefit	(50,508)	(1,966)
Depreciation and amortization(a)	66,803	34,875
Acquisition and related costs(b)	27,081	22,964
Remeasurement gain on equity method investment(c)	(23,709)	—
Restructuring and succession charges(d)	7,453	3,717
Equity compensation(e)	17,585	(4,512)
Equity loss in unconsolidated investments(f)	1,003	1,868
Foreign currency impact(g)	250	132
Impairment of goodwill(h)	189,197	—
Asset impairment charges(i)	10,285	—
Impairments related to variable interest entity(j)	—	7,043
Other items(k)	8,465	5,940
Adjusted EBITDA	$66,309	$80,759
(a)Includes for the years ended December 31, 2022 and 2021, respectively, depreciation and amortization of $45,622 and $26,471 in cost of sales and $21,181 and $8,404 in operating expenses presented in the consolidated statements of operations and comprehensive (loss) income.
(b)Includes acquisition and integration costs related to completed acquisitions, amortization of inventory step-up associated with acquired entities, and changes in fair value of contingent consideration.
(c)Represents the gain on remeasurement of the Company’s equity method investment in CartiHeal based upon the fair value of consideration transferred for the CartiHeal Acquisition.
(d)Costs incurred were the result of adopting restructuring plans to reduce headcount, reorganize management structure, and to consolidate certain facilities, and costs related to executive transitions.
(e)The year ended December 31, 2022 includes compensation expense resulting from awards granted under the Company’s equity-based compensation plans in effect after its initial public offering (“IPO”). The year ended December 31, 2021 also includes the expense and the change in fair value of the liability-classified awards granted under the compensation plans in effect prior to the Company’s IPO.
(f)Represents CartiHeal equity investment losses.
(g)Includes realized and unrealized gains and losses from fluctuations in foreign currency.
(h)Represents a non-cash impairment charge due to the decline in the Company’s market capitalization.
(i)Represents an asset impairment charge of our investment in Trice Medical, Inc.
(j)Represents the loss on impairment of Harbor Medtech Inc.’s (“Harbor”) long-lived assets and the Company’s investment in Harbor.
(k)Other items primarily includes charges associated with strategic transactions, such as potential acquisitions; public company preparation costs, which primarily includes accounting and legal fees; and MOTYS Costs. During the second quarter of 2022, prior to obtaining the results from our Phase 2 trial, we elected to discontinue the development of MOTYS, to focus our resources on other priorities, including the integration of our acquisitions and our expanded R&D and product development portfolio we inherited with these acquisitions. We incurred $4.3 million during the year ended December 31, 2022 and we expect to incur approximately $5.0 million to $6.0 million exclusively to fulfill our remaining MOTYS Costs.

Net sales

	Years Ended December 31,		Change
(in thousands, except for percentage)	2022	2021	$	%
U.S.
Pain Treatments	$194,830	$201,068	$(6,238)	(3.1%)
Restorative Therapies	134,214	103,009	31,205	30.3%
Surgical Solutions	126,207	83,476	42,731	51.2%
Total U.S. net sales	455,251	387,553	67,698	17.5%

International
Pain Treatments	21,495	20,539	956	4.7%
Restorative Therapies	20,420	18,563	1,857	10.0%
Surgical Solutions	14,951	4,243	10,708	NM
Total International net sales	56,866	43,345	13,521	31.2%

Total net sales	$512,117	$430,898	$81,219	18.8%
(NM = Not Meaningful)
U.S.
Net sales increased $67.7 million, or 17.5%, of which acquisitions contributed $65.3 million. Changes by vertical were: (i) Pain Treatments—slightly declined due to more treatments being sold under contracts with major insurers resulting from higher than expected rebate claims and price competition within osteoarthritic joint pain treatment market, partially offset with an increase in sales volume; ii) Restorative Therapies—$31.2 million net sales increase due to acquisitions, partially offset with a volume decline; and (iii) Surgical Solutions—$42.7 million net sales increase due to acquisitions and volume growth.
International
Net sales increased $13.5 million, or 31.2%, due to acquisitions. Net sales also slightly increased due to volume growth as sales during the first quarter of 2021 were negatively affected by the economic impact of the COVID-19 pandemic.
Gross profit and gross margin

	Years Ended December 31,		Change
(in thousands, except for percentage)	2022	2021	$	%
U.S.	$296,782	$273,690	$23,092	8.4%
International	34,298	29,016	5,282	18.2%
Total	$331,080	$302,706	$28,374	9.4%

	Years Ended December 31,
	2022	2021	Change
U.S.	65.2%	70.6%	(5.5%)
International	60.3%	66.9%	(6.6%)
Total	64.6%	70.3%	(5.6%)
U.S.
Gross profit increased $23.1 million, or 8.4%, primarily due to the increase in net sales. Gross margin decreased due to product mix including products introduced as a result of acquisitions.
International
Gross profit increased $5.3 million, or 18.2%, primarily due to the increase in net sales. Gross margin decreased due to product mix including products introduced as a result of acquisitions.
Selling, general and administrative expense

	Years Ended December 31,		Change
(in thousands, except for percentage)	2022	2021	$	%
Selling, general and administrative expense	$332,606	$254,253	$78,353	30.8%

Selling, general and administrative expenses increased $78.4 million, or 30.8%, primarily due to: (i) an increase in compensation related expenses of $38.2 million, partially driven by acquisitions; (ii) an increase in equity-based compensation of $20.9 million, which includes a $23.4 million decrease in fair market value during 2021 of accrued equity-based compensation resulting from the difference between the pricing from the anticipated offering price of the IPO and the actual offering price; and (iii) an increase in consulting and travel related expenses of $13.6 million.
Research and development expense

	Years Ended December 31,		Change
(in thousands, except for percentage)	2022	2021	$	%
Research and development expense	$25,941	$19,039	$6,902	36.3%

Research and development expense increased by $6.9 million, or 36.3%, primarily due to: (i) an increase of $2.8 million in compensation related expenses partially driven by acquisitions; (ii) an increase of $2.1 million in consulting costs; and (iii) an increase in equity-based compensation of $1.2 million, which includes a $1.8 million decrease in fair market value during 2021 of accrued equity-based compensation resulting from the difference between the anticipated public offering price of the IPO and the actual offering price.
Restructuring costs

	Years Ended December 31,		Change
(in thousands, except for percentage)	2022	2021	$	%
Restructuring costs	$6,779	$2,487	$4,292	172.6%
Restructuring costs for the year ended December 31, 2022 primarily included costs incurred as a result of an initiative to align the Company’s organizational and management cost structure to improve profitability and cash flow through headcount reduction and cutting third-party related costs. Restructuring in 2022 also included costs to reduce headcount and to reorganize management structure for acquired businesses.
Costs incurred for the year ended December 31, 2021 included costs to reduce headcount, reorganize management structure and to consolidate certain facilities for acquired businesses.
Change in fair value of contingent consideration

	Years Ended December 31,		Change
(in thousands, except for percentage)	2022	2021	$	%
Change in fair value of contingent consideration	$6,452	$829	$5,623	NM
The increase in expense due to the change in fair value of contingent consideration during the year ended December 31, 2022 compared to the prior year was primarily due to the $5.4 million of expense stemming from the contingent consideration generated by the CartiHeal Acquisition.
Depreciation and amortization

	Years Ended December 31,		Change
(in thousands, except for percentage)	2022	2021	$	%
Depreciation and amortization	$21,153	$8,363	$12,790	152.9%
Depreciation and amortization increased during the year ended December 31, 2022 compared with the prior year primarily due to acquisitions, partially offset by lower amortization expense in the current year as certain assets became fully amortized.
Impairment of goodwill
We incurred a $189.2 million non-cash goodwill impairment charge during the year ended December 31, 2022 due to the decline in our market capitalization. The non-cash goodwill impairment charge removed all of the goodwill associated with the U.S. segment.
Impairment of variable interest entity assets
We terminated the Collaboration Agreement with Harbor on June 8, 2021 resulting in a $5.7 million impairment on Harbor’s long-lived asset balances, of which $5.2 million was recorded in loss attributable to noncontrolling interest. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4. Acquisitions and investments of this Annual Report for further details concerning the impairment and deconsolidation of Harbor.

Other (income) expense

	Years Ended December 31,		Change
(in thousands, except for percentage)	2022	2021	$	%
Interest expense, net	$25,795	$1,112	$24,683	NM
Other (income) expense	$(12,944)	$3,329	$(16,273)	NM
Interest expense, net increased $24.7 million due to: (i) an increase of 13.5 million for interest on the Deferred Amount related to the CartiHeal Acquisition; (ii) an increase of $2.9 million for interest associated with our October 2021 debt refinancing; (iii) an increase in interest of $4.9 million due to higher interest rates; (iv) an increase of $2.7 million on the additional debt used to partially fund the CartiHeal Acquisition; (v) an increase of $2.3 million due to higher margin rates; and (vi) the settlement of our equity participation right (EPR) liability in 2021 resulting in interest income of $2.8 million. These changes were partially offset by a $3.7 million increase in interest income resulting from the change in the fair value of our interest rate swap.
Other (income) expense changed $16.3 million due to: (i) the $23.7 million fair market value remeasurement gain on the CartiHeal equity investment in 2022; (ii) an impairment of our Harbor investment of $1.4 million in 2021; and (iii) less equity losses of $0.9 million in 2022 as CartiHeal was acquired in July 2022. These gains were partially offset with an asset impairment charge of $10.3 million on our investment in Trice Medical, Inc. in 2022.
Income tax (benefit) expense

	Years Ended December 31,		Change
(in thousands, except for percentage)	2022	2021	$	%
Income tax (benefit) expense	$(50,508)	$(1,966)	$(48,542)	NM
Effective tax rate	19.1%	25.8%		(6.7%)
Income tax benefit for the year ended December 31, 2022 was primarily due to net losses and uncertain tax positions. The income tax benefit for the year ended December 31, 2021 resulted from our IPO and associated Up C partnership structure.
Noncontrolling interest

	Years Ended December 31,		Change
(in thousands, except for percentage)	2022	2021	$	%
Continuing LLC Owner	$54,240	$4,124	$50,116	NM
Other noncontrolling interest	447	5,665	(5,218)	(92.1%)
Total	$54,687	$9,789	$44,898
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC in which we own 79.7%. We have a majority economic interest, the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a non-controlling interest representing the 20.3% that is owned by the Continuing LLC Owner.
The decline in losses associated with other noncontrolling interest resulted from our deconsolidation of Harbor upon the termination of the Collaboration Agreement during the second quarter of 2021. We incurred an impairment charge of $5.7 million as a result of which $5.2 million was attributable to noncontrolling interest.
Segment Adjusted EBITDA
Adjusted EBITDA for each of our reportable segments is as follows:

	Years Ended December 31,		Change
(in thousands, except for percentage)	2022	2021	$	%
U.S.	$56,231	$70,640	$(14,409)	(20.4%)
International	$10,078	$10,119	$(41)	(0.4)%
U.S.
Adjusted EBITDA decreased $14.4 million, or 20.4%, primarily due to an increase in compensation related charges as previously discussed as well as higher public company costs, partially offset by an increase in gross profit.

International
Adjusted EBITDA slightly decreased primarily due to acquisitions and increases in consulting and travel related expenses. These increases were mostly offset with an increase in gross profit resulting from larger net sales.
Liquidity and Capital Resources
Sources of liquidity
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, clinical trials, and capital expenditures. We expect these needs to continue as we develop and commercialize new products and further our expansion into international markets.
We have implemented previously announced restructuring initiatives to enhance our current financial position and sources of liquidity. These restructuring efforts are expected to result in $9.0 million to $10.0 million in cost savings on an annualized basis upon completion. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 10. Restructuring for further details regarding these cost cutting efforts.
We anticipate that to the extent that we require additional liquidity, we will obtain funding through additional equity financings or the incurrence of other indebtedness or a combination of these potential sources of liquidity. We may explore divestiture opportunities for non-core assets to improve our liquidity position. In addition, we may raise additional funds to finance future cash needs through receivables or royalty financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. The covenants under the Amended 2019 Credit Agreement limit our ability to obtain additional debt financing. Debt financing, if allowed under the Amended 2019 Credit Agreement and if available, would result in increased payment obligations and might involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third-parties, it might be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that might not be favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future might have a negative impact on our financial condition and our ability to pursue our business strategies.
Going Concern
The accompanying consolidated financial statements have been prepared under the going concern basis of accounting, which presumes that the Company’s liquidation is not imminent; however, certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
As of December 31, 2022, we were not in compliance with the maximum debt leverage requirement under the Amended 2019 Credit Agreement. On March 31, 2023, we entered into an amendment to the Amended 2019 Credit Agreement to modify certain financial covenants and to avoid an event of default by waiving the noncompliance at December 31, 2022. For additional information regarding this amendment, see Indebtedness below.
Although management has concluded that there is substantial doubt regarding our ability to continue as a going concern, this conclusion is based on our analysis under generally applicable accounting principles. If the Company’s current operating projections are met, the Company believes that it should be able to meet its obligations as they come due within the twelve month period after the date the financial statements contained herein are issued. However, we have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Moreover, given the risks associated with employee turnover and retention of key talent, and the previously disclosed material weaknesses in internal controls over financial reporting, there is substantial risk that we might not meet our projections. If we do not meet our projections, there is substantial risk that we might not be able to meet our obligations as they come due within the twelve month period after the date the financial statements were issued. It is therefore probable that there is substantial doubt about our ability to continue as a going concern, despite the covenant relief from our lenders.
In light of this, we are continuing to actively pursue plans to mitigate these conditions and events, including seeking covenant waivers or amendments from our lenders, and other potential actions such as implementing various cost cutting measures and exploring divestiture opportunities for non-core assets; however, there can be no assurances that it is probable these measures will successfully mitigate these conditions and events. Therefore, these plans do not alleviate the substantial doubt about our ability to continue as a going concern.

However, if mitigating steps are not taken or are not successful, we are at substantial risk of failing to comply with the financial covenants in the Amended 2019 Credit Agreement in the second quarter of 2024. A breach of a financial covenant under the Amended 2019 Credit Agreement could accelerate repayment of our obligations under the agreement. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5. Financial instruments for further discussion concerning the Company’s long-term debt obligations.
As part of efforts to improve our financial condition, on February 27, 2023, we reached an agreement to return the assets and liabilities of CartiHeal (2009) Ltd. (“CartiHeal”), a wholly-owned subsidiary of the Company, to its former securityholders. The deconsolidation of CartiHeal relieved deferred consideration liabilities and milestone obligations related to the acquisition of CartiHeal. See Strategic Transactions – CartiHeal above as well as Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 4. Acquisitions and investments and Note 15. Subsequent events for further information regarding the acquisition and subsequent deconsolidation of CartiHeal. In addition, we announced a restructuring plan in December 2022 to align our organizational and management cost structure to improve profitability and cash flow. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 10. Restructuring costs for further information.
Interest rate swap
On October 28, 2022, we terminated our non-designated interest rate swap agreement and subsequently received a settlement of $7.7 million.
Initial public offering
On February 16, 2021, in connection with our IPO, we issued and sold 9,200,000 shares of our Class A common stock at a price to the public of $13.00 per share, resulting in gross proceeds to us of approximately $119.6 million, before deducting the underwriting discount, commissions and estimated offering expenses payable by us. Bioventus Inc. is a holding company and has no material assets other than the ownership of LLC Interests in BV LLC and has no independent means of generating revenue. Deterioration in the financial condition, earnings, or cash flow of BV LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements, including the Amended 2019 Credit Agreement, contain covenants that may restrict BV LLC and its subsidiaries from paying such distributions, subject to certain exceptions. Further, BV LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of BV LLC (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of BV LLC are generally subject to similar legal limitations on their ability to make distributions to BV LLC. Bioventus Inc., as the managing member, causes BV LLC to make cash distributions to the owners of LLC Interests in an amount sufficient to (i) fund tax obligations in respect of allocations of taxable income from BV LLC; and (ii) cover Bioventus Inc. operating expenses, including payments under the Tax Receivable Agreement (“TRA”).
Future cash requirements
The following table summarizes certain estimated future cash requirements under our various contractual obligations committed to as of December 31, 2022 in total and disaggregated into current and long-term obligations.

	Current	Long-Term	Total
Long-term debt(a)	$33,056	$387,656	$420,712
Interest payments on long-term debt obligations(a)	30,452	74,841	105,293
Operating lease liabilities(b)	3,728	14,797	18,525
Purchase commitments(c)	24,820	31,646	56,466
	$92,056	$508,940	$600,996
(a)Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5. Financial instruments in this Annual Report for further information regarding long-term debt obligations. Does not reflect the increase to margin applicable for our interest payments that became effective as of March 31, 2023
(b)Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12. Commitments and contingencies in this Annual Report for further information regarding operating lease liabilities.
(c)Amounts that are contractually committed to as of December 31, 2022 related to multi-year exclusive supply agreements. Generally, our purchase obligations under these supply agreements are based on forecasted requirements, subject in some cases to an annual contractual minimum.

Other cash requirements
We enter into contracts in the normal course of business with various third-parties for development, collaboration and other services for operating purposes. These contracts provide for termination upon notice. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. Certain agreements include contingent events that upon occurrence would require payment. For information regarding Commitments and Contingencies, refer to Item 8. Financial Statements and Supplementary Data in this Annual Report.
Tax Receivable Agreement
The BV LLC Agreement provides for the payment of certain distributions to the Continuing LLC Owner in amounts sufficient to cover the income taxes imposed with respect to the allocation of taxable income from BV LLC as well as obligations within the TRA. Under the TRA, we are required to make cash payments to the Continuing LLC Owner equal to 85% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (1) increases in the tax basis of assets of BV LLC resulting from (a) any future redemptions or exchanges of LLC Interests, and (b) certain distributions (or deemed distributions) by BV LLC and (2) certain other tax benefits arising from payments under the TRA. We expect the amount of the cash payments required to be made under the TRA will be significant. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing LLC Owner, the amount of gain recognized by the Continuing LLC Owner, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing LLC Owner under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA.
Indebtedness
Our Amended 2019 Credit Agreement, as in effect from October 29, 2021 to July 11, 2022, consisted of a $360.8 million term loan (“Term Loan”) and a $50.0 million revolving credit facility (the “Revolver”). On July 11, 2022, we amended the Amended 2019 Credit Agreement in conjunction with the CartiHeal Acquisition to provide for an incremental $80.0 million term loan facility (together with the Term Loan, the “Term Loan Facilities”) to be used in part to fund the CartiHeal Acquisition.
The Company was not in compliance with certain of its covenants under the 2019 Credit Agreement as of December 31, 2022. As a result, on March 31, 2023 (the “Closing Date”), we entered into another amendment to the Amended 2019 Credit Agreement to, among other things, modify certain financial covenants, waive the noncompliance at December 31, 2022 and to modify interest rates applicable to borrowings under the agreement. With respect to Term Loan Facilities and the Revolver outstanding as of the Closing Date, we may elect either SOFR or Base Rate interest rate options for the entire amount or certain portions of the loans and have interest rates equal to a formula driven base interest rate plus a margin, tied to a leverage ratio. The leverage ratio is the ratio of debt to Consolidated Adjusted EBITDA as defined in the Amended 2019 Credit Agreement for four consecutive quarters as of the end of each period. Pursuant to the Amended 2019 Credit Agreement, the margin at each applicable leverage ratio will be increased by 1.00% per annum. SOFR loans and base rate loans had a margin of 3.25% and 2.25%, respectively, subsequent to July 12, 2022 and prior to the Closing Date. As of the Closing Date, SOFR loans and base rate loans had a margin of 4.25% and 3.25%, respectively. All obligations under the Amended 2019 Credit Agreement are guaranteed by the Company and certain wholly owned subsidiaries where substantially all the assets of the Company collateralize the obligations.
The Term Loan Facilities will mature on October 29, 2026. The Revolver will mature on October 29, 2025.

The Amended 2019 Credit Agreement contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of Bioventus LLC’s equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of assets of Bioventus LLC and its subsidiaries, as well as limitations on making changes to the business and organizational documents of Bioventus LLC and its subsidiaries. Financial covenant requirements include (i) a maximum debt leverage ratio of not greater than 6.84 to 1.00 for the testing period ending March 31, 2023, 6.50 to 1.00 for the testing period ending June 30, 2023, 7.26 to 1.00 for the testing period ending September 30, 2023, 5.64 for the testing period ending December 31, 2023, 5.65 to 1.00 for the testing period ending March 31, 2024, 4.25 for the testing period ending June 30, 2024, 4.25 to 1.00 for the testing period ending September 30, 2024, and 4.00 to 1.00 for the testing period ending December 31, 2024 and each testing period thereafter, and, beginning with the testing period ending December 31, 2024, to be subject to a temporary increase to 4.50 to 1.00 upon certain events, and (ii) an interest coverage ratio not less than 2.25 to 1.00 for the testing period ending March 31, 2023, 2.21 to 1.00 for the testing period ending June 30, 2023, 1.70 to 1.00 for the testing period ending September 30, 2023, 1.98 to 1.00 for the testing period ending December 31, 2023, 2.25 to 1.00 for the testing period ending March 31, 2024, 2.25 to 1.00 for the testing period ending June 30, 2024, 2.25 to 1.00 for the testing period ending September 30, 2024 and 3.00 to 1.00 for the testing period ending December 31, 2024 and each testing period thereafter. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to the delivery of financial statements of the Company for the fiscal quarter ending June 30, 2024, the Company will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10,000 as of the end of each calendar month during such period.
During January and February 2023, the Company borrowed $49,000 on its Revolver for working capital needs. However, on the Closing Date of the amendment to the Amended 2019 Credit Agreement, as part of the closing conditions, the Company repaid $20,000 of these borrowings. Additionally, the Company paid $1,250 in closing fees, and will be required to pay an additional $600 by December 31, 2023 unless the Total Net Leverage Ratio as at September 30, 2023 is below 5.25 to 1.00.
Refer to Item 9B. Other Information and Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1. Organization for further details on the Company’s covenant compliance and Note 5. Financial instruments in this Annual Report for further details on the Company’s indebtedness.
Information regarding cash flows
Cash, cash equivalents and restricted cash as of December 31, 2022 totaled $31.8 million, compared to $99.2 million as of December 31, 2021. The decrease in cash was primarily due to the following:

	Years Ended December 31,		Change
(in thousands, except for percentage)	2022	2021	$	%
Net cash from operating activities	$(13,537)	$22,991	$(36,528)	(158.9%)
Net cash from investing activities	(116,436)	(283,760)	167,324	(59.0%)
Net cash from financing activities	62,076	273,371	(211,295)	(77.3%)
Effect of exchange rate changes on cash	521	(228)	749	NM
Net change in cash, cash equivalents and restricted cash	$(67,376)	$12,374	$(79,750)	NM
NM = Not Meaningful
Operating Activities
Net cash from operating activities decreased $36.5 million, primarily due to completed acquisitions and the resulting integration costs, higher employee compensation, increased operating expenses and a rise in interest payments. These outflows were partially offset by increased collections from higher sales.
Investing Activities
Cash flows from investing activities increased $167.3 million, primarily due to the $262.9 million acquisition of Bioness and Misonix in 2021 and $12.0 million less in other investments and distribution rights during 2022. These changes in cash were partially offset with the $104.8 million acquisition of CartiHeal and an increase of $2.7 million in capital expenditures.
Financing Activities
Cash flows provided by financing activities decreased $211.3 million, primarily due to the $107.8 million in net proceeds from the issuance of Class A common stock sold during our 2021 IPO and $177.8 million less in proceeds from the issuance of long-term debt in 2022 compared with 2021. These decreases in cash were partially offset by $71.2 million less in payments on long-term debt in 2022 compared to 2021.

Recently Issued Accounting Pronouncements
There were no recently issued accounting pronouncements that are expected to materially impact our financial statements at December 31, 2022.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including those related to inventories, recoverability of long-lived assets and the fair value of our common stock. We use historical experience and other assumptions as the basis for our judgments in making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in our consolidated financial statements as they occur. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1. Organization and basis of presentation of financial information for a further description of our significant accounting policies, however, we believe that the following accounting estimates are considered critical to our business in order to obtain a full understanding and to evaluate our reported financial results. The critical accounting estimates addressed below reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition estimates
Variable consideration estimates
We recognize revenue generally at a point in time upon transfer of control of the promised product to customers in an amount that reflects the consideration we expect to receive in exchange for those products. We exclude taxes collected from customers and remitted to governmental authorities from revenues.
Revenues are recorded at the transaction price, which is determined as the contracted price net of estimates of variable consideration resulting from discounts, rebates, returns, chargebacks, contractual allowances, estimated third-party payer settlements, and certain distribution and administration fees offered in customer contracts and other indirect customer contracts relating to the sale of products. We establish reserves for the estimated variable consideration based on the amounts earned or eligible for claim on the related sales. Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted for relevant factors such as our historical experiences, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We regularly review all reserves and update them at the end of each reporting period as needed. There were no significant adjustments arising from the change in estimates of variable consideration for the years ended December 31, 2022 and 2021.
Accounts receivable allowances for credit losses
We maintain allowances for credit losses to provide for receivables we do not expect to collect. We base the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information as applicable.
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
Acquired in-process research and development (“IPR&D”) is the fair value of projects for which the related products have not received regulatory approval and have no alternative future use and is capitalized as an indefinite-lived intangible asset. Due to inherent uncertainty related to research and development, actual results could differ materially from the assumptions used in the discounted cash flow model. Additionally, there are risks including, but not limited to, delay or failure to receive regulatory requirements to conduct clinical trials, required market clearances, or patent issuance, and that the research and development project does not result in a successful commercial product.
Contingent consideration
We recognize contingent consideration liabilities resulting from business combinations at estimated fair value on the acquisition date, and at each subsequent reporting period. Significant judgment is employed in determining the appropriateness of the estimates and assumptions as of the acquisition date and in post-acquisition periods. The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Significant estimates and assumptions required for these valuations include the probability of achieving regulatory approval under specified time frames, product sales projections under various scenarios and discount rates used to calculate the present value of the estimated payments. After the initial valuation, the Company will use its best estimate to measure contingent consideration at each subsequent reporting period. Gains and losses are recorded with selling, general and administrative expenses within the consolidated statements of operations and comprehensive (loss) income.
Impairment of goodwill and indefinite-lived intangible assets
We evaluate goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We analyze all other indefinite-lived intangible assets qualitatively to determine if it is more likely than not that an impairment exists. If we meet the criteria, we perform a quantitative analysis to determine if an impairment exists. Our reporting units are U.S. and International and we analyze each reporting unit separately in our impairment evaluations.
Our impairment process includes applying a quantitative impairment analysis to the fair value of the reporting unit and comparing it to its carrying value. We used independent third-party valuation specialists in 2022 and 2021 using year-to-date October data in each year to assist management in performing our annual impairment evaluation. We also utilized valuation specialists in April 2020 as we believed COVID-19 represented a triggering event that might indicate impairment. The specialists assist management in the determination of fair value of reporting units based upon inputs and assumptions provided by management, which management uses for its impairment assessment. We determine the fair value of U.S. and International reporting units based primarily on an income approach, which incorporates the use of a discounted free cash flow analysis. The discounted free cash flow analysis is based on significant judgments, including the current operating budgets, estimated long-term growth projections and future forecasts for each reporting unit. We discount future cash flows based on a market comparable weighted average cost of capital rate for each reporting unit. The discount rates used in the discounted free cash flow analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. Market risk, industry risk and a small company premium has an impact on the discount rate. The value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents the price we estimate we would receive in a sale of the reporting unit in an orderly transaction between market participants at the measurement date. Significant judgments inherent in this analysis include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rate and long-term growth rate assumptions. Changes in estimates and assumptions could materially affect the determination of fair value for each reporting unit and could result in an impairment charge, which could be material to our financial position and results of operations.

On November 8, 2022, due to a significant decline in the value of our Class A common stock, circumstances became evident that a possible impairment existed as of the third quarter balance sheet date. We concluded that the carrying value of the U.S. reporting unit exceeded its fair value. We recorded a non-cash goodwill impairment charge within the United States reporting unit for the year ended December 31, 2022. The impairment was recorded within impairment of goodwill on the consolidated statements of operations and comprehensive (loss) income. There were no goodwill impairment charges for the years ended December 31, 2021 and 2020. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3. Balance sheet information.
Equity-based compensation
Equity-based compensation expense generated from the granting of restricted stock units represents the fair value of the stock measured at the market price on the date of grant. Restricted stock equity-based compensation expense is recognized over the vesting period.
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
Prior to the IPO, we operated two equity-based compensation plans, the Management Incentive Plan (“MIP”) and the Phantom Profits Interest Plan (“Phantom Plans”). We used independent third-party valuation specialists in 2020 using year-to-date October data in each year to assist management in performing the annual valuation of MIP and 2015 Phantom Plan Units. We utilized valuation specialists in April 2020 as we believed COVID-19 represented a triggering event that might indicate impairment. The specialists assisted management in the determination of the fair value of the awards granted using the Monte Carlo option pricing model. The subjective assumptions and the application of judgment in determining the fair value of the awards represent management’s best estimates. The most significant assumptions utilized in the MIP and Phantom Plan were expected volatility, time outstanding, risk-free rate and expected dividend yield. Expected volatility was based on the historical volatility of our peer group. The risk-free rate was based on U.S. Government Constant Maturity Treasury rates for a term corresponding to the amount of time the awards were expected to be outstanding. The expected dividend yield assumption had the rate of zero as we have not previously issued dividends and did not anticipate paying dividends in the foreseeable future.
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
We maintain a valuation allowance on certain deferred tax assets that we have determined are not more-likely-than-not to be realizable and assess the need for an adjustment to this valuation allowance on a quarterly basis. The assessment is based on estimates of future sources of taxable income for the jurisdictions in which we operate and the periods over which deferred tax assets will be realizable. In the event we determine we will be able to realize all or part of the net deferred tax assets in the future, all or part of the valuation allowance will be reversed in the period it is determined. The release of all or part of the valuation allowance against deferred tax assets may cause greater volatility in the effective tax rate in the periods in which it is reversed.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Quantitative and qualitative disclosures about market risk
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We use derivative instruments to manage exposures to interest rates and foreign currencies. Derivatives are recorded on the balance sheet at fair value at each balance sheet date. We have elected the fair value method of accounting and do not designate whether the derivative instrument is an effective hedge of an asset, liability or firm commitment. Changes in the fair values of derivative instruments are recognized in the consolidated statements of operations and comprehensive (loss) income in the period incurred.
Interest rate risk
Our cash and cash equivalents balance as of December 31, 2022 consisted of demand deposits and institutional money market funds held in U.S. and foreign banks. Cash equivalents consist of highly liquid investment securities with original maturities on the date of purchase of three months or less and can be exchanged for a known amount of cash. We are exposed to the market risk related to fluctuations in interest rates and market prices for our cash equivalents. We are also exposed to interest rate risk in connection with borrowings under our Amended 2019 Credit Agreement, which bear interest at a floating rate based on one-month LIBOR plus an applicable borrowing margin. As of December 31, 2022, a 1.0% increase in interest rate would result in $13.8 million increase in total interest payable over the remaining life of the Amended 2019 Credit Agreement in the event we were to draw down the entire capacity of our revolving credit facility. For variable rate debt, interest rate changes generally do not affect the fair value of the Amended 2019 Credit Agreement, but impact future earnings and cash flows, assuming other factors are constant. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks, subject to any applicable limitations in our financing arrangements.
We had an interest rate swap agreement to limit our exposure to changes in the variable interest rate on our term loan. The derivative instrument was not designated as a hedge. We terminated this interest rate swap agreement on October 28, 2022.

Foreign exchange risk management
We operate in countries other than the United States and are exposed to foreign currency risks. We bill most direct sales outside of the United States in local currencies. We expect that the percentage of our sales denominated in foreign currencies will increase in the foreseeable future as we continue to expand into international markets. When sales or expenses are not denominated in U.S. dollars, a fluctuation in exchange rates could affect our net income. We believe that the risk of a significant impact on our operating income from foreign currency fluctuations is minimal. Although we do not currently have any foreign currency hedges, we have used foreign exchange forward contracts in the past to protect against the impact of foreign currency fluctuations and may use forward contracts, derivatives or other hedges for foreign exchange risk management purposes in the future, subject to any applicable limitations in our financing arrangements.
Effects of inflation
We do not believe that inflation has had a material effect on our results of operations during the periods presented herein.

Item 8.        Financial Statements and Supplementary Data.

GRANT THORNTON LLP	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
4140 ParkLake Ave., Suite 130
Raleigh, NC 27612-3723

D +1 919 881 2700
F +1 919 881 2795
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Bioventus Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ and members’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, uncertainty exists related to the Company’s ability to meet certain financial covenants within 12 months from the date of report issuance. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Raleigh, North Carolina
March 31, 2023

Bioventus Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
Years Ended December 31, 2022, 2021 and 2020
(Amounts in thousands, except share amounts)

	2022	2021	2020
Net sales	$512,117	$430,898	$321,161
Cost of sales (including depreciation and amortization of $45,622, $26,471 and $21,169 respectively)	181,037	128,192	87,642
Gross profit	331,080	302,706	233,519
Selling, general and administrative expense	332,606	254,253	193,078
Research and development expense	25,941	19,039	11,202
Restructuring costs	6,779	2,487	563
Change in fair value of contingent consideration	6,452	829	—
Depreciation and amortization	21,153	8,363	7,439
Impairment of goodwill	189,197	—	—
Impairment of variable interest entity assets	—	5,674	—
Operating (loss) income	(251,048)	12,061	21,237
Interest expense, net	25,795	1,112	9,751
Other (income) expense	(12,944)	3,329	(4,428)
Other expense	12,851	4,441	5,323
(Loss) income before income taxes	(263,899)	7,620	15,914
Income tax (benefit) expense, net	(50,508)	(1,966)	1,192
Net (loss) income	(213,391)	9,586	14,722
Loss attributable to noncontrolling interest	54,687	9,789	1,689
Net (loss) income attributable to Bioventus Inc.	$(158,704)	$19,375	$16,411

Net (loss) income	$(213,391)	$9,586	$14,722
Other comprehensive (loss) income, net of tax
Change in prior service cost and unrecognized gain (loss) for defined benefit plan adjustment	133	60	(54)
Change in foreign currency translation adjustments	(501)	(1,318)	2,126
Comprehensive (loss) income	(213,759)	8,328	16,794
Comprehensive loss attributable to noncontrolling interest	54,766	9,789	1,689
Comprehensive (loss) income attributable to Bioventus Inc.	$(158,993)	$18,117	$18,483

Loss per share of Class A common stock, basic and diluted(1):	$(2.59)	$(0.15)

Weighted-average shares of Class A common stock outstanding, basic and diluted(1):	61,389,107	45,472,483
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

Bioventus Inc.
Consolidated Balance Sheets as of December 31, 2022 and 2021
(Amounts in thousands, except share amounts)

	2022	2021
Assets
Current assets:
Cash and cash equivalents	$31,814	$43,933
Restricted cash	23	5,280
Accounts receivable, net	136,645	124,963
Inventory	85,408	61,688
Prepaid and other current assets	18,685	27,239
Total current assets	272,575	263,103

Restricted cash, less current portion	—	50,000
Property and equipment, net	27,647	22,985
Goodwill	13,759	147,623
Intangible assets, net	1,038,724	695,193
Operating lease assets	17,308	17,186
Deferred tax assets	—	481
Investment and other assets	2,636	29,291
Total assets	$1,372,649	$1,225,862

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,549	$16,915
Accrued liabilities	111,954	131,473
Accrued equity-based compensation	—	10,875
Current portion of long-term debt	33,056	18,038
Current portion of deferred consideration	117,615	—
Other current liabilities	3,843	3,558
Total current liabilities	304,017	180,859

Long-term debt, less current portion	385,010	339,644
Deferred income taxes	154,001	133,518
Deferred consideration, less current portion	79,269	—
Contingent consideration	84,682	16,329
Other long-term liabilities	25,338	21,723
Total liabilities	1,032,317	692,073

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of December 31, 2022 and December 31, 2021, 62,063,014 and 59,548,504 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	62	59
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of December 31, 2022 and December 31, 2021	16	16
Additional paid-in capital	481,919	465,272
Accumulated deficit	(165,306)	(6,602)
Accumulated other comprehensive (loss) income	(110)	179
Total stockholders’ equity attributable to Bioventus Inc.	316,581	458,924
Noncontrolling interest	23,751	74,865
Total stockholders’ equity	340,332	533,789
Total liabilities and stockholders’ equity	$1,372,649	$1,225,862
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Statements of Changes in Stockholders’ and Members’ Equity
Years Ended December 31, 2022, 2021 and 2020
(Amounts in thousands, except share amounts)

		Class A Common Stock		Class B Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling Interest	Total Stockholders' and Members’ Equity
Balance at December 31, 2019	$145,617
Equity-based compensation	26
Distribution to members	(19,250)
Debt conversion	973
Net income	14,722
Other comprehensive income	2,072
Balance at December 31, 2020	$144,160	—	$—	—	$—	$—	$—	$—	$—	$144,160
Prior to Organizational Transactions:
Refund from members	123	—	—	—	—	—	—	—	—	123
Equity-based compensation	(39)	—	—	—	—	—	—	—	—	(39)
Net income	25,977	—	—	—	—	—	—	—	—	25,977
Other comprehensive loss	(1,507)	—	—	—	—	—	—	—	—	(1,507)
Effect of Organizational Transactions	(168,714)	31,838,589	32	15,786,737	16	41,813	—	—	79,119	(47,734)
Subsequent to Organizational Transactions:
Initial public offering, net of offering costs	—	9,200,000	9	—	—	106,441	—	—	—	106,450
Issuance of Class A common stock for equity plans	—	169,125	—	—	—	1,617	—	—	—	1,617
Issuance of Class A common stock for acquisitions, net of registration fees	—	18,340,790	18	—	—	272,706	—	—	—	272,724
Distribution to Continuing LLC Owner	—	—	—	—	—	—	—	—	(3,306)	(3,306)
Net loss	—	—	—	—	—	—	—	(6,602)	(9,789)	(16,391)
Deconsolidation of variable interest entity	—	—	—	—	—	—	—	—	3,746	3,746
Equity based compensation	—	—	—	—	—	15,059	—	—	4,825	19,884
Replacement equity awards in connection with acquisitions	—	—	—	—	—	27,636	—	—	—	27,636
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	200	200
Other comprehensive income	—	—	—	—	—	—	179	—	70	249
Balance at December 31, 2021	$—	59,548,504	$59	15,786,737	$16	$465,272	$179	$(6,602)	$74,865	$533,789
Issuance of Class A common stock for equity plans		2,514,510	3	—	—	5,819	—	—	—	5,822
Net loss		—	—	—	—	—	—	(158,704)	(54,687)	(213,391)
Tax withholdings on equity compensation awards		—	—	—	—	(3,352)	—	—	—	(3,352)
Deconsolidation of noncontrolling interest		—	—	—	—	—	—	—	247	247
Equity based compensation		—	—	—	—	14,180	—	—	3,405	17,585
Other comprehensive loss		—	—	—	—	—	(289)	—	(79)	(368)
Balance at December 31, 2022		62,063,014	$62	15,786,737	$16	$481,919	$(110)	$(165,306)	$23,751	$340,332
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020
(Amounts in thousands)

	2022	2021	2020
Operating activities:
Net (loss) income	$(213,391)	$9,586	$14,722
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	66,803	34,875	28,643
Provision for expected credit losses	5,190	485	1,215
Equity-based compensation from 2021 Stock Incentive Plan	17,585	19,844	—
Profits interest plan, liability-classified and other equity awards compensation	—	(24,356)	10,103
Change in fair value of contingent consideration	6,452	829	—
Change in fair value of interest rate swap	(6,396)	(2,730)	1,599
Deferred income taxes	(52,792)	(9,756)	644
Change in fair value of Equity Participation Rights	—	(2,774)	—
Impairment of goodwill and asset impairment charges	199,482	—	—
Impairments related to variable interest entity	—	7,043	—
Loss on debt retirement and modification	—	2,162	—
Revaluation gain on previously held equity interest in CartiHeal	(23,709)	—	(511)
Unrealized loss (gain) on foreign currency fluctuations	1,383	472	(490)
Other, net	388	588	966
Changes in operating assets and liabilities:
Accounts receivable	(18,022)	(20,052)	(3,941)
Inventories	(18,618)	3,183	(528)
Accounts payable and accrued expenses	10,913	18,211	20,510
Other current and noncurrent assets and liabilities	11,195	(14,619)	(733)
Net cash from operating activities - continuing operations	(13,537)	22,991	72,199
Net cash from operating activities - discontinued operations	—	—	(400)
Net cash from operating activities	(13,537)	22,991	71,799
Investing activities:
Acquisitions, net of cash acquired	(104,841)	(262,870)	—
Purchase of property and equipment	(10,042)	(7,370)	(16,579)
Investments and acquisition of distribution rights	(1,478)	(13,520)	(4,093)
Other	(75)	—	—
Net cash from investing activities - continuing operations	(116,436)	(283,760)	(20,672)
Net cash from investing activities - discontinued operations	—	—	172
Net cash from investing activities	(116,436)	(283,760)	(20,500)
Financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	—	107,777	—
Proceeds from issuance of Class A and B common stock	5,822	1,633	—
Registration fees for Class A common stock to purchase Misonix	—	(1,838)	—
Tax withholdings on equity-based compensation	(3,352)	—	—
Borrowing on revolver	25,000	20,000	49,000
Payment on revolver	(25,000)	(20,000)	(49,000)
Proceeds from the issuance of long-term debt, net of issuance costs	79,659	257,453	—
Payments on long-term debt	(20,038)	(91,250)	(10,000)
Distributions to members	—	(367)	(19,886)
Other, net	(15)	(37)	317
Net cash from financing activities	62,076	273,371	(29,569)
Effect of exchange rate changes on cash	521	(228)	589
Net change in cash, cash equivalents and restricted cash	(67,376)	12,374	22,319
Cash, cash equivalents and restricted cash at the beginning of the period	99,213	86,839	64,520
Cash, cash equivalents and restricted cash at the end of the period	$31,837	$99,213	$86,839
Supplemental disclosure of noncash investing and financing activities
Accrued liabilities for distribution rights	$—	$—	$1,000
Accrued member distributions	$—	$3,181	$31
Debt conversion	$—	$—	$973
Accounts payable for purchase of property, plant and equipment	$419	$695	$336
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Notes to the Consolidated Financial Statements
(Amounts in thousands, except unit and share amounts)
1. Organization
The Company
Bioventus Inc. (together with its subsidiaries, the “Company”) was formed as a Delaware corporation for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Bioventus LLC and its subsidiaries (“BV LLC”). Bioventus Inc. functions as a holding company with no direct operations, material assets or liabilities other than the equity interest in BV LLC. BV LLC is a limited liability company formed under the laws of the state of Delaware on November 23, 2011 and operates as a partnership. BV LLC commenced operations in May 2012. The Company is focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing processes. The Company is headquartered in Durham, North Carolina and has approximately 1,120 employees at December 31, 2022.
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
IPO Transactions
In connection with the IPO, the Company completed the following transactions (“Transactions”).
•Amended and restated the limited liability company agreement of BV LLC (“BV LLC Agreement”), to, among other things, (i) provide for a new single class of common membership interests in BV LLC (“LLC Interests”); (ii) exchange all of the existing membership interests in BV LLC (“Original BV LLC Owners”) for new LLC Interests; and (iii) appoint Bioventus Inc. as the sole managing member of BV LLC. Refer to Note 8. Stockholders’ equity for further information.
•Amended and restated the Bioventus Inc. certificate of incorporation to, among other things, (i) provide for an increase in the authorized shares of Class A common stock; (ii) provide for Class B common stock with voting rights but no economic interest, which shares were issued to the Original BV LLC Owners on a one-for-one basis with the number of LLC Interests they owned; and (iii) provide for undesignated preferred stock. Refer to Note 8. Stockholders’ equity for further information.
•Acquired, by merger, ten entities that were Original BV LLC Owners (“Former LLC Owners”), for which the Company issued 31,838,589 shares of Class A common stock as merger consideration (“IPO Mergers”). The only assets held by the Former LLC Owners were 31,838,589 LLC Interests and a corresponding number of shares of Class B common stock. Upon consummation of the IPO Mergers, the 31,838,589 shares of Class B common stock were canceled, and the Company recognized the 31,838,589 LLC Interests at carrying value, as the IPO Mergers are considered to be a recapitalization transaction.
The financial statements for periods prior to the IPO and Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Transactions, Bioventus Inc. had no operations.
Interim periods
The Company reports quarterly interim periods on a 13-week basis within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Each quarter ends on the Saturday closest to calendar quarter-end, with the exception of the fourth quarter, which ends on December 31. The 13-week quarterly periods for fiscal year 2022 ended on April 2, July 2 and October 1. Comparable periods for 2021 ended on April 3, July 3 and October 2. The fourth and first quarters may vary in length depending on the calendar year.

Consolidation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the Company, its subsidiaries and investments in which the Company has control. Amounts pertaining to the non-controlling ownership interests held by third-parties in the operating results and financial position of the Company’s controlled subsidiaries are reported as non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. These changes had no effect on previously reported total revenues, net (loss) income, other comprehensive (loss) income, members’ equity or cash flows. Unless otherwise noted, all financial information in the consolidated financial statement footnotes reflects the Company’s results from continuing operations.
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
COVID-19
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law, which was aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer social security payments, NOL carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The CARES Act allowed the Company to defer employer social security payroll tax payments from May 2020 through December 31, 2020 totaling $1,889. The Company repaid $1,440 in both December 2022 and 2021, including payments on deferred payroll tax balances acquired in business combinations.
As a result of the CARES Act and at the direction of the U.S. Department of Health and Human Services (HHS), the Company received $4,101 in Provider Relief Fund Payments in 2020. The Company determined it complied with the conditions to be able to keep and use the funds to reimburse for health care related expenses and lost revenue attributable to the public health emergency resulting from COVID-19. The payments were recorded as other income on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2020.
Going Concern
The accompanying consolidated financial statements have been prepared under the going concern basis of accounting, which presumes that the Company’s liquidation is not imminent; however, certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2022, the Company was not in compliance with the maximum debt leverage requirement that was then applicable under the Credit and Guaranty Agreement, dated December 6, 2019 (as amended on October 29, 2021, July 11, 2022 and March 31, 2023, the “Amended 2019 Credit Agreement”). On March 31, 2023, the Company entered into an amendment to the Amended 2019 Credit Agreement to modify certain financial covenants and to avoid an event of default by waiving the noncompliance at December 31, 2022. For additional information regarding this amendment, see Note 5. Financial Instruments below.
Although management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern, this conclusion is based on analysis under applicable accounting principles. If the Company’s current operating projections are met, the Company believes that it should be able to meet its obligations as they come due within the twelve month period after the date the financial statements contained herein are issued. However, the Company has based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Moreover, given the risks associated with employee turnover and retention of key talent, and the previously disclosed material weaknesses in internal controls over financial reporting, there is substantial risk that the Company might not meet its projections. If the Company does not meet its projections, there is substantial risk that the Company may not be able to meet its obligations as they come due within the twelve month period after the date the financial statements were issued. It is therefore probable that there is substantial doubt about the Company’s ability to continue as a going concern despite recent covenant relief from its lenders.
In light of this, the Company is continuing to actively pursue plans to mitigate these conditions and events, including seeking covenant waivers or amendments from lenders, and other potential actions such as implementing various cost cutting measures and exploring divestiture opportunities for non-core assets; however, there can be no assurances that it is probable these measures will successfully mitigate these conditions and events. Therefore, these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
However, if mitigating steps are not taken or are not successful, the Company is at substantial risk of failing its covenants in the second quarter of 2024. A breach of a financial covenant under the Amended 2019 Credit Agreement could accelerate repayment of our obligations under the agreement. Refer to Note 5. Financial instruments for further discussion concerning the Company’s long-term debt obligations.
As part of efforts to improve its financial condition, on February 27, 2023, the Company reached an agreement to return the assets and liabilities of CartiHeal (2009) Ltd. (“CartiHeal”), a wholly-owned subsidiary of the Company, to its former securityholders. The deconsolidation of CartiHeal relieved deferred consideration liabilities and milestone obligations related to the acquisition of CartiHeal. Refer to Note 4. Acquisitions and investments and Note 15. Subsequent events for further information regarding the acquisition and subsequent deconsolidation of CartiHeal. In addition, the Company announced a restructuring plan in December 2022 to align the Company’s organizational and management cost structure to improve profitability and cash flow. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 10. Restructuring costs for further information.
2. Significant accounting policies
Recent accounting pronouncements
The Company is an accelerated public company filer. Therefore, required effective dates for adopting new or revised accounting standards are generally earlier than when emerging growth companies are required to adopt.
Variable Interest Entity
The Company reviews each investment and collaboration agreement to determine if it has a variable interest in the entity. In assessing whether the Company has a variable interest in the entity as a whole, the Company considers and makes judgments regarding the purpose and design of entity, the value of the licensed assets to the entity, the value of the entity’s total assets and the significant activities of the entity. If the Company has a variable interest in the entity as a whole, the Company assesses whether or not the Company is a primary beneficiary of that variable interest entity (“VIE”), based on a number of factors, including: (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to the collaboration agreement, and (iii) which party has the obligation to absorb losses of or the right to receive benefits from the VIE that could be significant to the VIE. If the Company determines that it is the primary beneficiary of a VIE at the onset of the collaboration, the collaboration is treated as a business combination and the Company consolidates the financial statement of the VIE into the Company’s consolidated financial statements. On a quarterly basis, the Company evaluates whether it continues to be the primary beneficiary of the consolidated VIE. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, it deconsolidates the VIE in the period the determination is made.

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
Effect of foreign currency
The assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars at rates of exchange in effect at the close of their month end. Equity accounts are translated at their historical rates. Revenues and expenses are translated at the exchange rate on the transaction date. Translation gains and losses are accumulated within accumulated other comprehensive (loss) income as a separate component of equity.
Foreign currency transaction gains and losses are included in other expense on the consolidated statements of operations and other comprehensive (loss) income. There were losses of $250 and $132 for the years ended December 31, 2022 and December 31, 2021, respectively, and gains of $117 for the year ended December 31, 2020.
Comprehensive (Loss) Income
Comprehensive (loss) income consists of two components: net (loss) income and other comprehensive (loss) income, which refers to gains and losses that are recorded under U.S. GAAP as an element of stockholders’ equity and are excluded from net (loss) income. The Company’s other comprehensive (loss) income consists of a defined benefit plan adjustment and foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.
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
Derivatives
The Company has historically used derivative instruments to manage exposures to interest rates. Derivatives are recorded on the balance sheet at fair value at each balance sheet date and the Company does not designate whether the derivative instrument is an effective hedge. Changes in the fair values of derivative instruments are recognized in the consolidated statements of operations and comprehensive (loss) income. The Company had entered, and may in the future enter, into derivative contracts related to its debt. Refer to Note 5. Financial instruments for further details regarding the Company’s derivatives.

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
Revenue recognition
Sale of Products
The Company derives revenue primarily from product sales in its (i) Pain Treatments portfolio, which includes osteoarthritic (OA) joint pain treatments, which are hyaluronic acid (“HA”), viscosupplementation therapies and peripheral nerve stimulation products (ii) Surgical Solutions portfolio, which includes bone graft substitutes, tissue resection, ultrasonic bone cutting and sculpting systems and other surgical products, and (iii) Restorative Therapies portfolio, which includes minimally invasive fracture treatments, rehabilitation and wound products. The Company sells product directly to healthcare institutions, patients, distributors and dealers. The Company also enters arrangements with pharmacy and health benefit managers that provide for privately negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products.
The Company recognizes revenue generally at a point in time upon transfer of control of the promised product to customers in an amount that reflects the consideration it expects to receive in exchange for those products. The Company excludes taxes collected from customers and remitted to governmental authorities from revenues.
Revenues are recorded at the transaction price, which is determined as the contracted price net of estimates of variable consideration resulting from discounts, rebates, returns, chargebacks, contractual allowances, estimated third-party payer settlements, and certain distribution and administration fees offered in customer contracts and other indirect customer contracts relating to the sale of products. The Company establishes reserves for the estimated variable consideration based on the amounts earned or eligible for claim on the related sales. Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company regularly reviews all reserves and updates them at the end of each reporting period as needed. There were no significant adjustments arising from the change in estimates of variable consideration for the years ended December 31, 2022, 2021 and 2020.
Pain Treatments
Revenue from customers, such as healthcare providers, distribution centers or specialty pharmacies is recognized at the point in time when control is transferred to the customer, typically upon shipment.
Distributor chargebacks
The Company has preexisting contracts with established rates with many of the distributors’ customers that require the distributors to sell products at their established rate. The Company offers chargebacks to distributors who supply these customers with products. The Company reduces revenue at the time of sale for the estimated future chargebacks. The Company records chargeback reserves as a reduction of accounts receivable and bases the reserves on the expected value by using probability-weighted estimates of volume of purchases, inventory holdings and historical chargebacks requested for each distributor.

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
Surgical Solutions
Most of the Company’s product sales related to bone graft substitutes are through consignment inventory with hospitals, where ownership remains with the Company until the hospital or ambulatory surgical center (“ASC”) performs a surgery and consumes the consigned inventory. The Company recognizes revenue when the surgery has been performed. Control of the product is not transferred until the customer consumes it, as the Company is able to require the return or transfer of the product to a third-party prior to the products use. An unconditional obligation to pay for the product does not exist until the customer uses it.
The Company consistently recognizes revenue from sales of its ultrasonic products acquired through the Misonix acquisition in accordance with shipping terms. Control is transferred to the customer when the product is shipped or received, and revenue is recognized accordingly.
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

Contract assets
Contract assets consist of unbilled amounts resulting from estimated future royalties from an international distributor that exceeds the amount billed. Contract assets totaling $267 and $82 as of December 31, 2022 and 2021, respectively, are included in prepaid and other current assets on the consolidated balance sheets.
Contract liabilities
Contract liabilities consist of customer advance payments or deposits and deferred revenue. Occasionally for certain international customers, the Company requires payments in advance of shipping product and recognizing revenue resulting in contract liabilities. Contract liabilities were $2,895 and $2,399 as of December 31, 2022 and 2021, respectively, and are included in accrued liabilities on the consolidated balance sheets.
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
Contract costs
The Company applies the practical expedient of recognizing the incremental costs of obtaining contracts as an expense when incurred as the amortization period of the assets that the Company otherwise would have recognized is one year or less. These incremental costs include the Company’s sales incentive programs for the internal sales force and third-party sales agents as the compensation is commensurate with annual sales activities. These costs are included in selling, general and administrative expense on the consolidated statements of operations and comprehensive (loss) income.
Inventory
The Company values its inventory at the lower of cost or net realizable value and adjusts for the value of inventory that is estimated to be excess, obsolete or otherwise unmarketable. Cost is determined using the first-in, first-out method. Elements of cost in inventory include raw materials, direct labor, manufacturing overhead and inbound freight. The Company records allowances for excess and obsolete inventory based on historical and estimated future demand and market conditions. Inventory items used for demonstration purposes, rentals and consigned generators are classified as property and equipment.
Business combinations
Accounting for acquisitions requires the Company to recognize separately from goodwill assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date, as well as contingent consideration where applicable, estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the consolidated statements of operations and comprehensive (loss) income. Subsequent changes in the estimated fair value of contingent consideration are recognized in earnings in the period of change.
Long-lived assets
The carrying values of property, equipment, intangible assets as well as other long-lived and indefinite lived assets are reviewed for recoverability if the facts and circumstances suggest that a potential impairment may have occurred. If this review indicates that carrying values may not be recoverable, the Company will perform an assessment to determine if an impairment charge is required to reduce carrying values to estimated fair value. If quoted market prices are not available, the Company estimates fair value using an undiscounted value of estimated future cash flows. Upon retirement or sale of property and equipment, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in income from operations. During the year ended December 31, 2021, the Company recognized an impairment of $5,674 on long lived assets related to a VIE of which $5,176 is attributable to the non-controlling interests, refer to Note 4. Acquisitions and investments for further information. Except for the impairment related to the VIE, there were no other events, facts or circumstances for the years ended December 31, 2022, 2021 and 2020 that resulted in any impairment charges to the Company’s property, equipment, intangible or other long-lived assets.

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
Intangible assets
Finite-lived intangible assets were initially recorded at fair value upon acquisition and are amortized using the straight-line method over their estimated useful lives in years are as follows:

Weighted Average Useful Life
Intellectual property	18.1
Distribution rights	11.3
Customer relationships	12.0
Developed technology	9.7
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
The Company has two reporting units and assesses impairment based upon qualitative factors and if necessary, quantitative factors. A reporting unit's fair value is determined using the income approach and discounted cash flow models by utilizing Level 3 inputs and assumptions such as future cash flows, discount rates, long-term growth rates, market value and income tax considerations. Specifically, the value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents the price estimated to be received in a sale of the reporting unit in an orderly transaction between market participants at the measurement date. The Company performs its annual goodwill impairment test on October 31. If the fair value of the reporting unit is less than its carrying value, the Company will recognize the difference as an impairment loss, which is limited to the amount of goodwill allocated to the reporting units. There were no goodwill impairment charges for the years ended December 31, 2021 and 2020.
On November 8, 2022, due to a significant decline in the Company’s Class A common stock, circumstances became evident that a possible goodwill impairment existed as of the third quarter balance sheet date. The Company concluded that the carrying value of the U.S. reporting unit exceeded its fair value. The Company recorded a non-cash goodwill impairment charge within the U.S. reporting unit for the year ended December 31, 2022. The impairment was recorded within impairment of goodwill on the consolidated statements of operations and comprehensive (loss) income. Refer to Note 3. Balance sheet information for further details.
Software development costs
The Company capitalizes internal and external costs incurred to develop internal-use software during the application development stage for software design, configuration, coding and testing upon placing the asset in service and then amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed three years. The Company does not capitalize costs that are precluded from capitalization in authoritative guidance, such as preliminary project phase costs, training costs or data conversion costs. Capitalized software costs totaled $31,041 and $20,706 as of December 31, 2022 and 2021 and the related accumulated amortization totaled $20,997 and $15,491, respectively. Amortization expense was $4,449, $2,227 and $1,184 for the years ended December 31, 2022, 2021 and 2020, respectively.

Acquired in-process research and development
The fair value of in-process research and development (“IPR&D”) assets acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets and are not amortized until development is completed and the product is available for sale. Once the product is available for sale, the asset is transferred to developed technology and amortized over its estimated useful life. Impairment tests for IPR&D assets occur at least annually in December, or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the fair value of the intangible assets is less than the carrying amount, an impairment loss is recognized for the difference.
Equity method investments
Investments in which the Company can exercise significant influence, but does not control, are recorded under the equity method of accounting and are included in investments and other assets on the consolidated balance sheets. The Company’s share of net earnings or losses is included in other (income) expense within the consolidated statements of operations and comprehensive (loss) income on a quarter lag. The Company evaluates investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. Impairment losses are recorded within earnings within the current period.
Concentration of risk
The Company provides credit, in the normal course of business, to its customers. The Company does not require collateral or other securities to support customer receivables. Credit losses are provided for through allowances and have historically been materially within management’s estimates.
Certain suppliers provide the Company with product that results in a significant percentage of total sales for the years ended December 31 as follows:

	2022	2021	2020
Supplier A	25%	27%	26%
Supplier B	15%	15%	15%
Supplier C	10%	15%	17%
Supplier D	7%	8%	10%
Accounts payable to these significant suppliers at December 31 were as follows:

	2022	2021
Supplier A	$8,583	$4,928
Supplier B	$555	$200
Supplier C	$2,673	$633
Supplier D	$1,473	$1,476
Certain products provide the Company with a significant percentage of total sales for the years ended December 31 as follows:

	2022	2021	2020
Product A	25%	27%	26%
Product B	14%	20%	27%
Product C	15%	15%	15%
Product D	10%	15%	17%
Product E	7%	8%	10%
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

Equity-based compensation
The Company measures compensation cost for all share-based payments at fair value and recognizes this cost as compensation expense over the vesting period. The Company uses the Black-Scholes method to value options and the market price on the date of grant to value restricted stock. The Company utilizes the straight-line amortization method to recognize the expense associated with the awards with graded vesting terms. Compensation expense is included in selling, general and administrative expense and Research and development expense on the consolidated statement of operations and comprehensive (loss) income based upon the classification of the employees who were granted the awards.
Advertising costs
Advertising costs include costs incurred to promote the Company’s business and are expensed as incurred and recorded as selling, general and administrative expense within the consolidated statement of operations and comprehensive (loss) income. Advertising costs were $5,203, $3,873 and $2,769 for the years ended December 31, 2022, 2021 and 2020, respectively.
Research and development expense
Research and development expense consist primarily of employee compensation and related expenses as well as contract research organization services. Internal research and development costs are expensed as incurred. Research and development costs incurred by third-parties are expensed as the contracted work is performed.
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

3. Balance sheet information
Cash, cash equivalents and restricted cash
A summary of cash and cash equivalents and restricted cash as of December 31 follows:

	2022	2021
Cash and cash equivalents	$31,814	$43,933
Restricted cash
Current	23	5,280
Noncurrent	—	50,000
	$31,837	$99,213
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
Accounts receivable, net of allowances, consisted of the following as of December 31:

	2022	2021
Accounts receivable	$143,667	$128,365
Less: Allowance for credit losses	(7,022)	(3,402)
	$136,645	$124,963
Due to the short-term nature of its receivables, the estimate of expected credit losses is based on aging of the account receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base with no single customer representing ten percent or more of sales. The Company has one customer representing approximately 12.1% of the accounts receivable balance as of December 31, 2022. There was no single customer representing ten percent of sales or accounts receivable for the year ended December 31, 2021. Historically, the Company’s reserves have been adequate to cover credit losses.
Changes in credit losses were as follows for the years ended December 31:

	2022	2021
Beginning balance	$(3,402)	$(3,990)
Provision	(5,190)	(485)
Write-offs	2,105	1,246
Recoveries	(535)	(173)
Ending balance	$(7,022)	$(3,402)

Inventory
Inventory consisted of the following as of December 31:

	2022	2021
Raw materials and supplies	$19,775	$12,213
Finished goods	67,484	50,805
Gross	87,259	63,018
Excess and obsolete reserves	(1,851)	(1,330)
	$85,408	$61,688
Changes in excess and obsolete reserves for inventory were as follows for the years ended December 31:

	2022	2021
Beginning balance	$(1,330)	$(868)
Provision for losses	(2,088)	(1,835)
Write-offs	1,567	1,373
Ending balance	$(1,851)	$(1,330)
Prepaid and other current assets
Prepaid and other current assets consisted of the following as of December 31:

	2022	2021
Prepaid taxes	$4,442	$12,236
Prepaid and other current assets	14,243	15,003
	$18,685	$27,239
Property and equipment, net
Property and equipment consisted of the following as of December 31:

	2022	2021
Computer equipment and software	$33,447	$24,412
Demonstration and consignment inventory	12,807	10,453
Leasehold improvements	3,350	3,131
Furniture and fixtures	2,356	1,964
Machinery and equipment	2,754	2,722
Assets not yet placed in service	3,805	3,403
	58,519	46,085
Less accumulated depreciation	(30,872)	(23,100)
	$27,647	$22,985
Depreciation expense was $5,766, $3,204 and $2,106 for the years ended December 31, 2022, 2021 and 2020, respectively.

Goodwill
Changes in the carrying amounts of goodwill by reportable segment during the years ended December 31, 2022 and December 31, 2021 are as follows:

	U.S.	International	Consolidated
Balance at December 31, 2020	$41,040	$8,760	$49,800
Additions	97,823	—	97,823
Balance at December 31, 2021	$138,863	$8,760	$147,623
Additions	55,295	4,999	60,294
Deconsolidation of noncontrolling interest	(494)	—	(494)
Purchase accounting adjustments	(4,467)	—	(4,467)
Impairment of goodwill	(189,197)	—	(189,197)
Balance at December 31, 2022	$—	$13,759	$13,759
Additions during the year ended December 31, 2022 were the result of the acquisition of CartiHeal (2009) Ltd. and purchase accounting adjustments stem from changes in the preliminary fair values of assets acquired and liabilities assumed in previous and current acquisitions. Additions during the year ended December 31, 2021 resulted from the acquisitions of Misonix, Inc. and Bioness Inc. Refer to Note 4. Acquisitions and investments for further information.
Due to the significant decline in the Company’s Class A common stock, the Company recorded a non-cash goodwill impairment charge of $189,197 within the United States reporting unit for the year ended December 31, 2022. The impairment was recorded within impairment of goodwill on the consolidated statements of operations and comprehensive (loss) income. There were no accumulated goodwill impairment losses as of December 31, 2021.
Intangible assets, net
Intangible assets consisted of the following as of December 31:

	2022	2021
Intellectual property	$1,200,249	$789,195
Distribution rights	61,325	60,700
Customer relationships	67,450	67,450
IPR&D	5,500	5,500
Developed technology and other	13,998	13,999
Total carrying amount	1,348,522	936,844
Less accumulated amortization:
Intellectual property	(199,094)	(140,767)
Distribution rights	(44,319)	(39,379)
Customer relationships	(58,842)	(56,312)
Developed technology and other	(6,276)	(5,031)
Total accumulated amortization	(308,531)	(241,489)
Intangible assets, net before currency translation	1,039,991	695,355
Currency translation	(1,267)	(162)
	$1,038,724	$695,193
There were $410,200 and $545,000 of intangible additions during the year ended December 31, 2022 and 2021, respectively, as a result of acquisitions. Refer to Note 4. Acquisitions and investments for further information.
Amortization expense related to intangible assets was $67,042, $35,480 and $27,565 for the years ended December 31, 2022, 2021 and 2020, respectively, of which $20,975, $12,179 and $7,455 are included in ending inventory at December 31, 2022, 2021 and 2020, respectively. Estimated amortization expense for the years ended December 31, 2023 through 2027 is expected to be $78,987, $77,919, $75,185, $72,057 and $71,171, respectively.

Accrued liabilities
Accrued liabilities consisted of the following as of December 31:

	2022	2021
Gross-to-net deductions	$71,227	$67,945
Bonus and commission	9,179	23,342
Compensation and benefits	11,428	10,665
Income and other taxes	2,572	8,139
Other liabilities	17,548	21,382
	$111,954	$131,473
4. Acquisitions and investments
CartiHeal (2009) Ltd.
On July 12, 2022, the Company completed the acquisition of 100% of the remaining shares in CartiHeal, a privately held company headquartered in Israel and the developer of the proprietary Agili-C implant for the treatment of joint surface lesions in traumatic and osteoarthritic joints. The Company previously held an equity interest in CartiHeal’s fully diluted shares with a carrying value of $15,768 and $16,771 as of July 12, 2022 and December 31, 2021, respectively. Net equity losses associated with CartiHeal for the years ended December 31, 2022, 2021 and 2020 totaled $1,003, $1,868 and $467, respectively, which are included in other (income) expense on the consolidated statements of operations and comprehensive (loss) income.
The Company acquired CartiHeal (the “CartiHeal Acquisition”) for an aggregate purchase price of approximately $315,000 and an additional $135,000, becoming payable after closing upon the achievement of a certain sales milestone (“Sales Milestone”, or “CartiHeal Contingent Consideration”). The Company paid $100,000 of the aggregate purchase price upon closing consisting of a $50,000 deposit held in trust and $50,000 from a financing arrangement (Refer to Note 5. Financial instruments for further information regarding financing arrangements). The Company also paid approximately $8,622 of CartiHeal’s transaction-related fees and expenses and deferred $215,000 (“Deferred Amount”) of the aggregate purchase price otherwise due at closing.
The Deferred Amount will be paid in five tranches commencing in 2023 and ending no later than 2027 as follows:
•$50,000 due upon the earliest to occur — the publication in a peer-reviewed orthopedic journal of an article that presents the results of the pivotal clinical trial (“First Paper Milestone”) or July 1, 2023;
•$50,000 due upon the earliest to occur — the implantation of Agili-C devices in 100 patients in the United States or September 1, 2023;
•$25,000 due upon the earliest to occur — the publication in a peer-reviewed orthopedic journal of an article that presents any new or additional clinical data subsequent to the First Paper Milestone with respect to Agili-C (“Second Paper Milestone”) or January 1, 2025;
•$25,000 due upon the earliest to occur — the publication in a peer-reviewed orthopedic journal of an article that presents any new or additional clinical data subsequent to the First and Second Paper Milestone with respect to Agili-C or January 1, 2026; and
•$65,000 due upon the earliest to occur — obtaining a U.S. Category 1 Current Procedural Terminology (“CPT”) code from Centers for Medicare and Medicaid Services (“CMS”) for Agili-C or January 1, 2027.
Pursuant to the CartiHeal Amendment (as defined below), the Company will pay interest on each tranche of the Deferred Amount at a rate of 8.0% annually, until such tranche is paid. The Sales Milestone will be payable upon the achievement of $75,000 in trailing twelve month sales pursuant to the CartiHeal Amendment.
The Company had entered into an Option and Equity Purchase Agreement with CartiHeal (“Option Agreement”) in January 2020 and subsequent amendment in June 2022 (“CartiHeal Amendment”). The Option Agreement provided the Company with an exclusive option to acquire 100% of CartiHeal’s shares (“Call Option”), and provided CartiHeal with a put option that would require the Company to purchase 100% of CartiHeal’s shares under certain conditions. In August 2021, CartiHeal achieved pivotal clinical trial success, as defined in the Option Agreement, for the Agili-C implant. In order to preserve the Company’s Call Option, in accordance with the Option Agreement and upon approval of the Company’s Board of Directors (“BOD”), the Company deposited $50,000 into escrow in August 2021 for the potential acquisition of CartiHeal, which was included in restricted cash on the consolidated balance sheets at December 31, 2021.

The First Paper Milestone under the Option Agreement occurred on February 13, 2023, triggering the Company to make the first payment of the Deferred Amount, plus applicable interest. On February 27, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with Elron Ventures Ltd. as representative of CartiHeal’s selling securityholders under the Option Agreement. Upon execution of the Settlement Agreement, the Company transferred 100% of its shares in CartiHeal to a trustee for the benefit of CartiHeal’s selling securityholders. Refer to Note 15. Subsequent events for further information regarding the Settlement Agreement.
The fair value of consideration for the CartiHeal Acquisition is comprised of the following:

Cash consideration	$100,000
Transaction related costs	8,622
Subtotal of cash at closing	108,622
Deferred Amount	183,400
Sales Milestone	61,901
Fair value of previously held equity interest(a)	39,477
Total consideration	$393,400
(a)    Remeasurement of the Company’s equity method investment in CartiHeal, net of equity losses as a result of the purchase. The remeasurement included a gain of $23,709 calculated as the difference between the fair value and the carrying value of the Company’s investment in CartiHeal at the acquisition date and was recognized in other income for the year ended December 31, 2022 on the consolidated statements of operations and comprehensive (loss) income. The fair value was based upon: (i) the consideration transferred to members owning 89.97% of CartiHeal’s fully diluted shares; (ii) calculating the value of CartiHeal’s fully diluted shares based upon the transferred consideration; and (iii) applying the calculated value to the Company’s 10.03% ownership in CartiHeal’s fully diluted shares at the acquisition date.
The Company accounted for the CartiHeal Acquisition using the acquisition method of accounting whereby the total purchase price was preliminary allocated to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

Fair value of consideration	$393,400
Assets acquired and liabilities assumed:
Cash and cash equivalents and restricted cash	3,781
Inventory	642
Prepaid and other current assets	552
Property and equipment	259
Intangibles	410,200
Investment and other assets	727
Accounts payable	(18)
Accrued liabilities	(459)
Other current liabilities	(171)
Deferred income taxes	(79,863)
Other liabilities	(2,544)
Net assets acquired	333,106
Resulting goodwill	$60,294
As of December 31, 2022, the purchase price allocation for the CartiHeal Acquisition was preliminary in nature and subject to completion. Adjustments to the current fair value estimates in the above table may occur as the process conducted for various valuations and assessments is finalized, including intangible assets, tax liabilities and other working capital accounts. Nearly 100% of the goodwill represents estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized and is attributable to expected revenue growth in new markets. The goodwill is not expected to be deductible for tax purposes and $55,295 and $4,999 was allocated to the U.S. and International reporting units, respectively. The Company incurred $4,436 in acquisition costs related to CartiHeal during the year ended December 31, 2022.

CartiHeal’s intangibles consists of the following:

	Useful Life	Fair Value
Intellectual property - US segment	20 years	$351,500
Intellectual property - International segment	8 years	58,700
		$410,200
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
Misonix, Inc.
On October 29, 2021, in order to broaden its portfolio, the Company acquired 100% of the capital stock of Misonix, Inc. (“Misonix”) in a cash-and-stock transaction (the “Misonix Acquisition”). Misonix manufactures minimally invasive surgical ultrasonic medical devices used for precise bone sculpting, removal of soft and hard tumors and tissue debridement, primarily in the areas of neurosurgery, orthopedic surgery, plastic surgery, wound care and maxillo-facial surgery. Misonix also exclusively distributes skin allografts and wound care products used to support healing of wounds. The fair value of the consideration for the Misonix Acquisition comprised the following:

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
		$486,500
The fair value of the Misonix intellectual property was determined using a variation of the income approach or the multi-period excess earnings method, with projected earnings discounted at a rate of 12.0%. The fair value of the customer relationship asset was determined using the income approach or the profit-split method, with projected cash flow discounted at a rate of 12.0%. The determination of the useful lives was based upon consideration of market participant assumptions and transaction specific factors.
Bioness, Inc.
On March 30, 2021, the Company acquired 100% of the capital stock of Bioness, Inc. (the “Bioness Acquisition”) for $48,933 in cash and future contingent consideration payments. Bioness, Inc. (“Bioness”) is a global leader in neuromodulation and advanced rehabilitation medical devices through its innovative peripheral nerve stimulation therapy and premium advanced rehabilitation solutions.
Contingent consideration related to the Bioness Acquisition (“Bioness Contingent Consideration”) is comprised of future earn-out payments contingent upon the achievement of certain research and development projects as well as sales milestones related to Bioness products. The Bioness Acquisition Agreement includes maximum earn-out payments of $65,000 as follows:
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
In December 2021, it became clear that the $15,000 FDA approval milestone would not be met, and therefore, it was assigned no value and was recorded as a measurement period adjustment. The maximum contingent earn-out payment decreased to $50,000 as a result.
Consolidated Pro Forma Results
The results of operations of Bioness, acquired March 30, 2021, Misonix, acquired October 29, 2021 and CartiHeal, acquired July 12, 2022, have been included in the accompanying consolidated financial statements since their respective acquisition dates. Net losses of CartiHeal included during the year ended December 31, 2022 since its acquisition date were $69,441. There are no net sales attributable to CartiHeal for the year ended December 31, 2022.
Revenue and earnings for the operations of Bioness, Misonix and CartiHeal as if the companies were acquired on January 1, 2021, are as follows for the years ended December 31:

	2022	2021
	(unaudited)	(unaudited)
Net sales	$512,117	$504,619
Net loss	$(201,790)	$(88,251)

The historical consolidated financial information of the Company, Misonix, Bioness and CartiHeal have been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the Misonix, Bioness and CartiHeal acquisitions, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The unaudited pro forma results include adjustments to reflect the inventory step-up amortization, the incremental intangible asset amortization to be incurred based on the valuations of the assets acquired, transaction costs that would have been incurred in the prior period, vesting of equity-based compensation that was accelerated due to the Misonix Acquisition, adjustments to financing costs to reflect the new capital structure as well as the income tax effect and the noncontrolling interest impact of these adjustments. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisitions had occurred prior to the beginning of the period presented or that may occur in the future, and do not reflect future synergies, integration costs, or other such costs or savings.
Investments
VIE
The Company had a fully diluted 8.8% ownership of Harbor Medtech Inc.’s (“Harbor”) Series C Preferred Stock and an exclusive Collaboration Agreement with Harbor, which resulted in the consolidation of Harbor. The Company terminated the Collaboration Agreement on June 8, 2021, which resulted in the deconsolidation of Harbor and the recognition of a $5,674 impairment of Harbor’s long-lived assets. The impairment was recorded within impairment of variable entity assets for the year ended December 31, 2021 in the consolidated statements of operations and comprehensive (loss) income, of which $5,176 was attributable to the non-controlling interest. An additional impairment of $1,369, representing the Company’s remaining investment balance in Harbor, was recorded within other (income) expense for the year ended December 31, 2021 in the consolidated statements of operations and comprehensive (loss) income. The Company continues to have license rights to certain technology obtained from Harbor and is continuing product development initiated under the Collaboration Agreement.
Other
On August 23, 2021, the Company purchased shares of Trice Medical, Inc.’s (“Trice”) Series D Preferred Stock for $10,000, representing a 8.4% ownership interest of its fully diluted shares. Trice is a privately held company that develops and commercializes minimally invasive technologies for sports medicine and orthopedic surgical procedures and it did not have a readily determinable fair value. The investment in Trice was recorded at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In December 2022, the Company recognized an impairment of $10,285 representing its entire ownership interest due to Trice’s liquidity situation. The impairment was recorded within other (income) expense on the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2022.
5. Financial instruments
Long-term debt consisted of the following as of December 31:

	2022	2021
Amended Term Loan due October 2026 (7.69% at December 31, 2022)	$420,712	$360,750
Less:
Current portion of long-term debt	(33,056)	(18,038)
Unamortized debt issuance cost	(1,338)	(1,687)
Unamortized discount	(1,308)	(1,381)
	$385,010	$339,644
Amended Term Loan
On December 6, 2019, the Company entered into an Amended 2019 Credit Agreement that was originally comprised of a $200,000 term loan (“Original Term Loan”) and a $50,000 revolving facility (the “Revolver”). The Company amended the 2019 Credit Agreement on October 29, 2021 in connection with the Misonix Acquisition in which the Company prepaid $80,000 on the Original Term Loan. The 2019 Credit Agreement, as amended, subsequent to the prepayment, was comprised of a $360,750 term loan (“Term Loan”) and the Revolver.
On July 11, 2022, the Company further amended the 2019 Credit Agreement, as amended on October 29, 2021 (the “Amended 2019 Credit Agreement”), in conjunction with the CartiHeal Acquisition. Pursuant to the Amended 2019 Credit Agreement, an $80,000 term loan facility (the “July 2022 Term Loan” and, together with the Term Loan, the “Term Loan Facilities”) was extended to the Company to be used for: (i) the financing of the CartiHeal Acquisition; (ii) the payment of related fees and expenses; (iii) repayment of the draws made on the Revolver during 2022 totaling $25,000; and (iv) working capital needs and general corporate purposes of the Company, including without limitation for permitted acquisitions.

The Company was not in compliance with certain financial covenants as of December 31, 2022. As a result, on March 31, 2023 (the “Closing Date”), the Company entered into another amendment to the Amended 2019 Credit Agreement to, among other things, modify certain financial covenants, waive the noncompliance at December 31, 2022, and to modify interest rates applicable to borrowings under the agreement, as described below.
The Term Loan Facilities will mature on October 29, 2026 (“Maturity”). The Revolver will mature on October 29, 2025.
SOFR loans and base rate loans had a margin of 3.25% and 2.25%, respectively, subsequent to July 11, 2022 and prior to the Closing Date. As of the Closing Date, SOFR loans and base rate loans had a margin of 4.25% and 3.25%, respectively. All obligations under the Amended 2019 Credit Agreement are guaranteed by the Company and certain wholly owned subsidiaries where substantially all the assets of the Company collateralize the obligations.
The Amended 2019 Credit Agreement contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of Bioventus LLC’s equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of assets of Bioventus LLC and its subsidiaries, as well as limitations on making changes to the business and organizational documents of Bioventus LLC and its subsidiaries. Financial covenant requirements include (i) a maximum debt leverage ratio of not greater than 6.84 to 1.00 for the testing period ending March 31, 2023, 6.50 to 1.00 for the testing period ending June 30, 2023, 7.26 to 1.00 for the testing period ending September 30, 2023, 5.64 for the testing period ending December 31, 2023, 5.65 to 1.00 for the testing period ending March 31, 2024, 4.25 for the testing period ending June 30, 2024, 4.25 to 1.00 for the testing period ending September 30, 2024, and 4.00 to 1.00 for the testing period ending December 31, 2024 and each testing period thereafter, and, beginning with the testing period ending December 31, 2024, to be subject to a temporary increase to 4.50 to 1.00 upon certain events, and (ii) an interest coverage ratio not less than 2.25 to 1.00 for the testing period ending March 31, 2023, 2.21 to 1.00 for the testing period ending June 30, 2023, 1.70 to 1.00 for the testing period ending September 30, 2023, 1.98 to 1.00 for the testing period ending December 31, 2023, 2.25 to 1.00 for the testing period ending March 31, 2024, 2.25 to 1.00 for the testing period ending June 30, 2024, 2.25 to 1.00 for the testing period ending September 30, 2024 and 3.00 to 1.00 for the testing period ending December 31, 2024 and each testing period thereafter. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to the delivery of financial statements of the Company for the fiscal quarter ending June 30, 2024, the Company will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10,000 as of the end of each calendar month during such period.
July 2022 Term Loan had an original issue discount of $240 and deferred financing costs of $101. No financing or deferred costs were expensed and there was no loss on debt refinancing and modification as a result of the July 2022 amendment. The Company paid financing costs of $3,318 as a result of the October 2021 amendment, of which $1,421 was capitalized to the consolidated balance sheets and $1,897 was recorded in selling, general and administrative expenses during the year ended December 31, 2021 within the consolidated statements of operations and comprehensive (loss) income. Due to the change in participating lenders, an additional $269 in deferred costs was recorded in interest expense for the year ended December 31, 2021. Loss on debt refinancing and modification totaled $2,162 for the year ended December 31, 2021. Capitalized deferred fees from the October 2021 amendment totaled $3,174 and $893 for the Term Loan and the Revolver, respectively.
As of December 31, 2022, $418,066 was outstanding on the Term Loan Facilities, net of original issue discount of $1,308 and deferred financing costs of $1,338. Capitalized deferred fees are amortized to interest expense on a straight-line basis over the term of the Term Loan Facilities, which approximates the effective interest method. The Company recorded $853, $588 and $543 for deferred cost amortization in interest expense for the years ended December 31, 2022, 2021 and 2020, respectively. Scheduled quarterly principal payments of the Term Loan Facilities, which commenced on September 30, 2022, totaled $8,264 for the years 2023 and 2024 and $11,019 for the years 2025 and 2026 with a final payment of $277,467 at Maturity. Contractual maturities of long term debt for the next four years are as follows: 2023—$33,056, 2024—$33,056, 2025—$44,075 and 2026—$310,525, respectively.
The Company may voluntarily prepay the Term Loan Facilities without premium or penalty upon prior notice. The Company may be required to make additional principal payments on the Term Loan Facilities dependent upon certain events as defined in the Amended 2019 Credit Agreement. These additional prepayments will be applied to the scheduled installments of principal in direct order of maturity of first the Base Rate (BR) portions of the Term Loan Facilities and then the Eurodollar portions.
The estimated fair value of the Term Loan Facilities under the Amended 2019 Credit Agreement as of December 31, 2022 was $410,195. The fair value of these obligations was determined based on the midpoint of the Bloomberg Valuation (BVAL), as of December 31, 2022. This is classified as a Level 2 instruments within the fair value hierarchy.

Revolver
The Revolver is a five-year revolving credit facility that includes revolving and swingline loans as well as letters of credit (“LOC”) and, inclusive of all, cannot exceed $50,000 at any one time. LOCs are available in an amount not to exceed $7,500. Revolving loans are due at the earlier of termination or Maturity. Swingline loans are available as BR interest rate option loans only and must be outstanding for at least five days. Swingline loans are due the fifteenth or last day of a calendar month or Maturity whichever is earlier. As of December 31, 2022, the Company had one nominal LOC outstanding leaving approximately $50,000 available. The Revolver had no outstanding borrowings as of December 31, 2022 and 2021.
Interest
The Term Loan Facilities and Revolver permits the Company to elect either the secured overnight financial rate (SOFR) or base interest rate (“BR”) options for the entire amount or certain portions of the loans. Both the SOFR and BR options have interest rates equal to a formula driven base interest rate plus a margin, tied to a leverage ratio. The leverage ratio is the ratio of debt to consolidated EBITDA as defined in the Amended 2019 Credit Agreement. BR portions of the Term Loan Facilities have interest due the last day of each calendar quarter-end. Pursuant to the March 2023 amendment to the Amended 2019 Credit Agreement, the margin at each applicable leverage ratio will be increased by 1.00% per annum. SOFR portions of the Term Loan Facilities have one, three or six-month interest reset periods and interest is due on the last day of each three-month period or the last day of the loan term if less than three months.
Pricing grids are used to determine the applicable loan margins based on the type of loan and the leverage ratio. The loan margin is adjusted after the quarterly financial statements are delivered to the lenders in accordance with the below pricing grid, which reflects the margins in effect following the March 2023 amendment to the Amended 2019 Credit Agreement:

Leverage ratio	SOFR	BR
> 4.00 to 1.00	4.25%	3.25%
≥ 3.50 to 1.00 and < 4.00 to 1.00	3.75%	2.75%
≥ 3.00 to 1.00 and < 3.50 to 1.00	3.25%	2.25%
≥ 2.50 to 1.00 and < 3.00 to 1.00	3.00%	2.00%
< 2.50 to 1.00	2.75%	1.75%
The Revolver includes a commitment fee at 0.30% of the average daily amount of the available revolving commitment, assuming any swingline loans outstanding are zero. There were no swingline loans outstanding as of December 31, 2022. The fee is payable quarterly in arrears on the last day of the calendar quarters and at Maturity. The commitment fee rate is adjusted after the quarterly financial statements are delivered to lenders based on the below pricing grid, which remained unchanged following the March 2023 amendment to the Amended 2019 Credit Agreement:

Leverage ratio	Commitment Fee Rate
≥ 2.50 to 1.00	0.30%
< 2.50 to 1.00	0.20%
Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Eurodollar revolving loans. A funding fee of 0.125% per year on the undrawn and unexpired amount of each LOC is payable as well. The fees are payable quarterly in arrears on the last day of the calendar quarters. The Company’s effective weighted average interest rate was 7.72% for all outstanding debt as of December 31, 2022. Cash paid for interest totaled $18,043, $5,837 and $7,486 for the December 31, 2022, 2021 and 2020, respectively.
Interest rate swap
The Company historically entered into interest rate swap agreements to limit its exposure to changes in the variable interest rate on its long-term debt. The Company had one non-designated interest rate swap agreement that was terminated on October 28, 2022 and subsequently received $7,738 upon its termination. The swap was carried at fair value on the balance sheet (Refer to Note 6. Fair value measurements) with changes in fair value recorded as interest income or expense within the consolidated statements of operations and comprehensive (loss) income. Net interest income of $6,396, $2,730 and expense of $1,599 was recorded related to the change in fair value of the interest rate swap for the years ended December 31, 2022, 2021 and 2020, respectively.

6. Fair value measurements
There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 inputs at December 31, 2022 and 2021. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 2 and Level 3 inputs:

	December 31, 2022			December 31, 2021
	Total	Level 2	Level 3	Total	Level 2	Level 3
Assets:
Interest rate swap	$—	$—	$—	$1,128	$1,128	$—
Liabilities:
Deferred Amount - Current	$117,615	$—	$117,615	$—	$—	$—
Deferred Amount - Long Term	79,269	—	79,269	—	—	—
CartiHeal Contingent Consideration	67,251	—	67,251	—	—	—
Bioness Contingent Consideration	17,431	—	17,431	16,329	—	16,329
Total liabilities:	$281,566	$—	$281,566	$16,329	$—	$16,329
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
Deferred Amount
The Deferred Amount resulting from the CartiHeal Acquisition was calculated based on the total amount payable on each due date for the five payment tranches including applicable interest as described in Note 4. Acquisitions and investments. As previously discussed, the Company reached a settlement Agreement with the Former Securityholders. Pursuant to the Settlement Agreement, the Company was relieved of the obligations under the Deferred Amount. Refer to Note 15. Subsequent events for further information.
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
Key assumptions used to estimate the fair value of contingent consideration include projected financial information, market data and the probability and timing of achieving the specific targets as discussed in Note 4. Acquisitions and investments. After the initial valuation, the Company generally uses its best estimate to measure contingent consideration at each subsequent reporting period using unobservable Level 3 inputs. As previously discussed, the Company reached a settlement agreement with CartiHeal’s selling securityholders. As a result of the settlement agreement, the Company was relieved of the CartiHeal Contingent Consideration obligations. Refer to Note 15. Subsequent events for further information.
Unobservable inputs
A summary of unobservable Level 3 inputs utilized for the above liabilities are as follows:

	Valuation Technique	Unobservable inputs	Range
CartiHeal Deferred Amount	Discounted cash flow	Payment discount rate	14.4% - 15.5%
		Payment Period	2022 - 2027
CartiHeal Contingent Consideration	Discounted cash flow	Payment discount rate	14.0% - 15.6%
		Payment Period	2022 - 2029
Bioness Contingent Consideration	Discounted cash flow	Payment discount rate	6.4% - 6.8%
		Payment period	2024 - 2025

Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table resulted from the Bioness Acquisition on March 30, 2021 and the CartiHeal Acquisition on July 12, 2022. Contingent consideration is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. Changes in contingent consideration related to the Bioness Acquisition totaled $1,102 and $829 for the years ended December 31, 2022 and 2021, respectively, and were recorded as the change in fair value of contingent consideration within the consolidated statements of operations and comprehensive (loss) income. Changes in contingent consideration related to the CartiHeal Acquisition totaled $5,350 for year ended December 31, 2022.
Management incentive plan and liability-classified awards
BV LLC had operated two equity-based compensation plans, the management incentive plan (MIP) and the BV LLC Phantom Profits Interest Plan (“Phantom Plan” and, together with the MIP, the “Plans”), which were terminated on February 11, 2021 in connection with the Company’s IPO. Awards granted under the MIP Plan and the 2015 Phantom Units were liability-classified and the 2012 Phantom Units were equity-classified. Prior to the IPO and during the year ended December 31, 2021, the Company settled the remaining 183,078 units with the sole MIP awardee for $10,802. No awards under the Plans were granted post-IPO and the Phantom Plan awards were settled 12 months following the termination. Vested awardees whose BV LLC employment terminated prior to the IPO had their awards settled in March 2022 for $10,413, which was included in accrued equity-based compensation on the consolidated balance sheets at December 31, 2021. Awardees that were active BV LLC employees at the IPO were entitled to receive an aggregate of 798,422 shares of Class A common stock. In February 2022, awardees received 538,203 shares of Class A common stock, of which 260,219 shares were withheld to satisfy employee payroll taxes.
The following table provides a reconciliation of the beginning and ending balances for the MIP and liability-classified awards at fair value using significant unobservable inputs or Level 3:

Balance at December 31, 2020	$40,303
Change in fair value	(25,185)
Initial estimate (vesting)	829
Payments	(11,281)
Phantom plan conversion to Class A common stock	(4,666)
Balance at December 31, 2021	$—
7. Equity-based compensation
Terminated plans
Prior to the IPO, BV LLC operated two equity-based compensation plans, the MIP and the Phantom Plan, which were terminated on February 11, 2021 in conjunction with the IPO. Prior to the Plans’ termination, during the year ended December 31, 2021, (i) the Company granted 90,000 Phantom Plan units; (ii) there were no MIP awards granted; (iii) 900 Phantom Plan units were forfeited; and (iv) other Phantom Units were redeemed for $479. Compensation expense related to the Phantom Plan totaled $829 for the year ended December 31, 2021. This amount excludes the $25,185 decrease in fair market value of accrued equity-based compensation due to adjustments to reflect the difference between the expected public offering price of the IPO and the actual offering price, of which $1,777 was recorded in research and development expense within the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2021. The Plans’ compensation expense totaled $10,103 for the year ended December 31, 2020.
2021 Plan
The Company operates an equity-based compensation plan (“2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), other stock-based awards, and cash awards (collectively, “Awards”). As of December 31, 2022, 11,278,656 shares of Class A common stock were authorized to be awarded and 2,086,777 shares were available for Awards. New shares are issued for restricted units vested and options exercised.
Equity-based compensation expense for Awards granted under the 2021 Plan for the years ended December 31, 2022 and 2021 totaled $17,114 and $19,504, respectively. The expense is primarily included in selling, general and administrative expense with a nominal amount in research and development expense on the consolidated statements of operations and comprehensive (loss) income based upon the classification of the employee. Income tax benefits totaled $2,951 related to compensation expense for the year ended December 31, 2022. There was no income tax benefit related to equity-based compensation expense for the year ended December 31, 2021.

Restricted Stock Units
During the year ended December 31, 2022 and 2021, the Company granted time-based RSUs which vest at various dates through December 5, 2026. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to the RSUs totaled $9,021 at December 31, 2022, and is expected to be recognized over a weighted average period of approximately 2.73 years. A summary of the RSU award activity for the years ended December 31, 2022 and 2021 are as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2020	—	$—
Granted	1,032	14.41
Forfeited or canceled	(8)	13.86
Unvested at December 31, 2021	1,024	14.41
Granted	1,248	10.73
Vested	(756)	14.74
Forfeited or canceled	(327)	8.45
Unvested at December 31, 2022	1,189	$11.96
Stock Options
During the year ended December 31, 2022 and 2021, the Company granted time-based stock options which vest over 2 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 2 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the years ended December 31, 2022 and December 31, 2021 are shown in the following table:

	2022	2021
Risk-free interest rate	1.8% - 4.3%	0.59% - 1.32%
Expected dividend yield	—%	—%
Expected stock price volatility	33.2% - 35.2%	33.0% - 36.0%
Expected life of stock options (years)	6.25	4.17 - 6.25
The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $4.54 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $12,090 at December 31, 2022, and is expected to be recognized over a weighted average period of approximately 2.93 years.
A summary of stock option activity is as follows for the years ended December 31, 2022 and 2021 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2020	—	$—
Granted	8,442	11.12
Exercised	(74)	6.00
Forfeited or canceled	(4)	13.00
Outstanding at December 31, 2021	8,364	11.16	8.32	$28,315
Granted	2,606	12.19
Exercised	(680)	6.28
Forfeited or canceled	(1,380)	12.38
Outstanding at December 31, 2022	8,910	11.65	7.74	$2,970
Exercisable and vested at December 31, 2022	3,770	$10.14	6.49	$2,970

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Class A common stock for options that had exercise prices lower than $2.61 per share, the closing price of the Company’s Class A common stock on December 30, 2022.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of December 31, 2022, the aggregate number of shares reserved for issuance under the ESPP was 168,525. A total of 279,000 and 94,795 shares were issued and $471 and $340 of expense was recognized during the years ended December 31, 2022 and 2021, respectively.
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
In the United States, the Company provides a 401(k) defined contribution plan (“U.S. Plan”) that covers substantially all U.S. employees that meet minimum age requirements. Beginning in April 2021, the Company matches 100% of the employees’ contribution up to 4% of the employees’ wages and 50% on the next 2%. Prior to this change, the Company matched 50% of the employees’ contribution up to 6% of the employees’ wages. The U.S. Plan also provides for an additional 1% to 3% at the Company’s discretion.
For the years ended December 31, 2022, 2021 and 2020, Company contributions totaled $6,407, $4,477, and $3,379 respectively, for all global plans. The expense is included in cost of sales, selling, general and administrative expense and research and development expense on the consolidated statement of operations and comprehensive income based upon the classification of the employee.
8. Stockholders’ equity
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
Initial public offering
In connection with the IPO, the Company issued 15,786,737 shares of Class B common stock to the Original BV LLC Owners. As described in Note 1. Organization, the Company acquired, by merger the Former LLC Owners, for which the Company issued 31,838,589 shares of Class A common stock as merger consideration. In connection with the IPO Merger, the Company canceled 15,786,737 shares of Class B common stock and the Company received 15,786,737 of LLC Interests.
Noncontrolling interest
In connection with any redemption of LLC Interests by the Continuing LLC Owner, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the years ended December 31, 2022 and 2021. The following table summarizes the ownership interest in BV LLC as of December 31 (number of units in thousands):

	2022		2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	62,063	79.7%	59,548	79.0%
Continuing LLC Owner	15,787	20.3%	15,787	21.0%
Total	77,850	100.0%	75,335	100.0%
9. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Year Ended December 31, 2022	February 16, 2021 through December 31, 2021
Numerator:
Net loss	$(213,391)	$(16,391)
Net loss attributable to noncontrolling interests	54,687	9,789
Net loss attributable to Bioventus Inc. Class A common stockholders	$(158,704)	$(6,602)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	61,389,107	45,472,483

Net loss per share of Class A common stock, basic and diluted	$(2.59)	$(0.15)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.

The following number of weighted-average potentially dilutive shares as of December 31, 2022 and 2021 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Year Ended December 31, 2022	February 16, 2021 through December 31, 2021
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737
Stock options	7,679,780	5,373,442
RSUs	710,807	966,673
Unvested shares of Class A common stock	—	30,056
Total	24,177,324	22,156,908
(a)Class A Shares reserved for future issuance upon redemption or exchange of LLC Interests by the Continuing LLC Owner.
10. Restructuring costs
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. These charges are included in restructuring costs in the consolidated statements of operations and comprehensive (loss) income. Liabilities associated from restructuring costs are recorded in accrued liabilities on the consolidated balance sheets.
The Company announced a restructuring plan in December 2022 (“2022 Restructuring Plan”) that is intended to align the Company’s organizational and management cost structure to improve profitability and cash flow. The Company expects to incur $4,000 to $5,000 of pre-tax costs under the 2022 Restructuring Plan primarily consisting of employee severance and additional expenses for third-party and other related costs. Pre-tax charges recognized during the year ended December 31, 2022 totaled $4,581.
The Company adopted restructuring plans for businesses acquired to reduce headcount, reorganize management structure and consolidate certain facilities during the second half of 2021 (“2021 Acquisition Restructuring Plan”) and during the first quarter of 2022 (“2022 Acquisition Restructuring Plan”). The Company planned total pre-tax charges for the 2021 Acquisition Restructuring Plan to be $3,500, of which $719 and $2,487 was recognized during the year ended December 31, 2022 and 2021, respectively. Expected pre-tax charges related to the 2022 Acquisition Restructuring Plan is $2,300, of which $1,479 was recognized during the year ended December 31, 2022.
The Company’s restructuring charges and payments for plans related to businesses acquired comprised of the following:

	Employee severance and temporary labor costs	Other charges	Total
Balance at December 31, 2020	$166	$81	$247
Expenses incurred	2,351	136	2,487
Payments made	(1,117)	(81)	(1,198)
Balance at December 31, 2021	1,400	136	1,536
Expenses incurred	5,172	1,607	6,779
Payments made	(2,812)	(1,743)	(4,555)
Balance at December 31, 2022	$3,760	$—	$3,760

11. Income taxes
As a result of the Transactions, Bioventus Inc. became the sole managing member of BV LLC, which is treated as a partnership for income tax purposes. As a partnership, BV LLC is not subject to United States federal and certain state and local income taxes. Any taxable income or loss generated by BV LLC is passed through to and included in the taxable income or loss of its members, including the Company, following the Transactions, on a pro rata basis. Prior to the Transactions, income from other domestic subsidiaries included BV LLC and thereafter is included in income from domestic taxable subsidiaries. The components of (loss) income before income taxes for the years ended December 31 are as follows:

	2022	2021	2020
United States	$(215,638)	$9,511	$15,527
International	(48,261)	(1,891)	387
(Loss) income before income taxes	$(263,899)	$7,620	$15,914
The provision for income taxes on operations consists of the following for the years ended December 31:

	2022	2021	2020
Current:
United States federal	$2,092	$5,675	$782
United States state and local	(96)	1,750	214
International	289	367	707
Total current	2,285	7,792	1,703

Deferred:
United States federal	(42,047)	(9,015)	(508)
United States state and local	(7,897)	(533)	(3)
International	(2,849)	(210)	—
Total deferred	(52,793)	(9,758)	(511)
Total income tax (benefit) expense	$(50,508)	$(1,966)	$1,192
Cash paid for income taxes totaled $1,518, $7,456 and $1,541 for the years ended December 31, 2022, 2021 and 2020, respectively. The Company’s investment in foreign subsidiaries continues to be indefinite in nature; however, the Company may periodically repatriate a portion of these earnings to the extent that it does not incur significant additional tax liability.
The differences between the effective income tax rate and the federal statutory income tax rates for the years ended December 31 are as follows:

	2022	2021	2020
U.S. statutory federal corporate income tax rate	21.0%	21.0%	21.0%
Noncontrolling interest	(4.6)	(18.6)	—
LLC flow-through structure	3.9	(70.4)	(20.1)
Non-deductible expenses	—	43.8	—
State and local income taxes, net of federal benefit	3.0	11.8	1.5
Change in valuation allowance	(0.3)	7.0	—
Research and other tax credits	0.2	(4.5)	—
Organizational Transactions	(0.4)	(8.6)	—
Uncertain tax positions	(0.6)	(9.0)	—
Foreign rate differential	—	(0.9)	1.2
GAAP Impairment	(2.5)	—	—
Other	(0.6)	2.6	3.9
Effective income tax rate	19.1%	(25.8%)	7.5%

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes were as follows:

	2022	2021
Deferred tax assets:
Net operating losses and tax credit carryforwards	$31,688	$16,303
Transaction costs	980	969
Accrued liabilities	168	862
Fixed assets	30	644
Interest	7,020	—
Other	1,314	925
Gross deferred tax assets	41,200	19,703
Valuation allowance	(2,536)	(2,320)
Total deferred tax assets	38,664	17,383
Deferred tax liability:
Investment in Bioventus LLC	98,705	145,537
Acquired intangible	93,798	4,157
Operating lease assets	162	726
	192,665	150,420
Net deferred tax liability	$154,001	$133,037
The valuation allowance is primarily attributable to net operating losses (“NOLs”). The Company considered many factors when assessing the likelihood of future realization of these deferred tax assets, including expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors. The net change in the valuation allowance was $216. The valuation allowance at December 31, 2022 and December 31, 2021 principally relates to recognizing a full valuation allowance against foreign NOLs.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires companies to amortize such expenditures over five or fifteen years for tax purposes, depending on whether the activities were incurred in the United States or outside of the United States. This change resulted in an increase to gross deferred tax assets and cash tax liabilities.
As of December 31, 2022, the Company had approximately $136,375 in U.S. federal NOL carryforwards at its corporate subsidiaries and $1,562 in federal tax credits. Certain US federal NOL carryforwards begin to expire in 2031, while others were generated after the enactment of the Tax Cuts and Jobs Act (the “Act”) and as such do not expire, but can only be utilized to offset up to 80% of taxable income in any given year. The federal tax credits start to expire at various dates beginning in 2026. As of December 31, 2022, the Company had approximately $20,934 in state NOL carryforwards and $354 in state tax credits. If not utilized, some state NOL carryforwards will expire at various dates beginning in 2025.
The Company evaluated its tax positions and had unrecognized tax benefits of $5,883 and $4,517 as of December 31, 2022 and 2021, respectively. The Company had $2,297 and $1,837 accrued for payment of interest and penalties as of December 31, 2022 and 2021, respectively. If the $5,883 of unrecognized tax benefit is recognized, it would not impact the effective tax rate due to the valuation allowance on the Company's net U.S. deferred tax assets. The Company does expect a material decrease of approximately $1,300 in the twelve months following December 31, 2022 in its uncertain tax positions due to various statute expirations during 2023. The Company files U.S. federal income tax returns as well as income tax returns in many United States and foreign jurisdictions. In general, the tax years 2019 - 2022 remain open to examination by the major jurisdictions in which the Company is subject to tax.
A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the year ended December 31, 2022 follows:

Beginning of the period	$4,517
Additions for current year tax positions	(1,452)
Expiration of statutes	2,818
End of the period	$5,883

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
On February 16, 2021, the Company entered into a tax receivable agreement (“TRA”) with the Continuing LLC Owner that provides for the payment by the Company to the Continuing LLC Owner of 85% of the amount of tax benefits, if any, that the Company actually realizes as a result of (i) increases in the tax basis of assets of BV LLC resulting from any redemptions or exchanges of LLC Interests or any prior sales of interests in BV LLC; and (ii) certain other tax benefits related to the Company making payments under the TRA.
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of December 31, 2022, the Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
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
For all classifications of leases, the Company combines lease and nonlease components in order to record the combination as a single lease component. Variable lease payments are excluded from the lease liability and recognized in the period in which the obligation is incurred. Additionally, lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option.
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from 1 month to 5.75 years.
The components of lease cost were as follows for the years ended December 31:

	2022	2021	2020
Operating lease cost	$4,557	$3,478	$2,610
Short-term lease cost(a)	691	668	388
Total lease cost	$5,248	$4,146	$2,998
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to operating leases were as follows for the years ended December 31:

	2022	2021	2020
Operating cash flows from operating leases	$4,374	$3,616	$2,567
Right-of-use assets obtained in exchange for operating lease obligations	$4,792	$4,665	$1,497

Supplemental balance sheet and other information related to operating leases were as follows for the years ended December 31:

	2022	2021
Operating lease assets	$17,308	$17,186

Operating lease liabilities- current	$3,728	$3,504
Operating lease liabilities- noncurrent	14,797	15,038
Total operating lease liabilities	$18,525	$18,542

Weighted average remaining lease term (years)
Weighted average remaining lease term (years) for operating leases	4.8	5.6
Weighted average discount rate for operating leases	4.8%	4.7%
Maturities of operating lease liabilities as of December 31, 2022 were as follows:

2023	$4,491
2024	4,650
2025	4,237
2026	3,248
2027	2,653
Thereafter	1,384
Total future lease payments(a)	20,663
Less imputed interest	(2,138)
Present value of future lease payments	$18,525
(a)    The above table does not reflect the future maturities of a lease entered into during November 2021 in which the Company agreed to lease a facility to expand its manufacturing operations and relocate from its current leased facilities in Memphis, Tennessee. The lease term is 10 years and partial occupancy began January 2023. Expected payments of the partial lease is as follows for the next five years and thereafter: $842, $939, $958, $977, $997 and $5,662.
Governmental and legal contingencies
In the normal course of business, the Company periodically becomes involved in various claims and lawsuits, and governmental proceedings and investigations that are incidental to its business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and amount of the claim, and an estimate of the possible loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. With respect to governmental proceedings and investigations, like other companies in the industry, the Company is subject to extensive regulation by national, state and local governmental agencies in the United States and in other jurisdictions in which the Company and its affiliates operate. As a result, interaction with governmental agencies is ongoing. The Company’s standard practice is to cooperate with regulators and investigators in responding to inquiries.
The Company is presently unable to predict the duration, scope, or result of the following matters. As such, the Company is presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, related to these matters. While the Company intends to defend these matters vigorously, the outcome of such litigation or any other litigation is necessarily uncertain, is not within the Company’s complete control and might not be known for extended periods of time. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, other than the specific matters described below, if decided adversely, is not expected to have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.

Bioventus shareholder litigation
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina, Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. The case is in its early stages, and a lead plaintiff has not yet been appointed. The Company believes the claims alleged lack merit and intends to file a motion to dismiss. The outcome of the litigation is not presently determinable, and any loss is neither probable nor reasonable estimable.
Bioness patent litigation
On June 15, 2022, the Company, through its subsidiary Bioness, filed a lawsuit in the United States District Court for the Eastern District of Virginia against Aretech, LLC (“Aretech”) alleging infringement by Aretech of various patents related the Bioness’ Vector Gait and Safety Support System®. On August 8, 2022, Aretech filed an answer to the lawsuit denying infringement and asserting various affirmative defenses and counterclaims to the Bioness complaint. Bioness filed a motion to dismiss the defendant’s counterclaims on September 28, 2022. In response to Bioness’ motion to dismiss the counterclaims, on October 19, 2022, Aretech filed an amended answer and counterclaims. On November 16, 2022, Bioness filed a partial motion to dismiss certain of the amended counterclaims. On January 23, 2023, the court granted-in-part Bioness’ motion dismissing Aretech’s antitrust and inventorship-related counterclaims, but allowed certain of Aretech’s counterclaims to proceed. The parties are presently finalizing a joint discovery plan and timeline. On March 23, 2023 the parties entered into a settlement and license agreement that provides for a payment by Aretech to the Company of $1,500 to resolve all claims in the litigation. The agreement also provides cross licenses to the parties for certain of their respective patents relevant to the claims asserted in the litigation.
Misonix stockholder
On September 15, 2021, a purported stockholder of Misonix filed an action in the United States District Court for the Eastern District of New York, captioned Stein v. Misonix, Inc., et al., Case No. 2:21-cv-05127 (E.D.N.Y.) (the “Stein Complaint”). The Stein Complaint named Misonix and members of its board of directors as defendants. The Stein Complaint was dismissed on April 6, 2022. On September 16, 2021, a purported stockholder of Misonix filed an action in the United States District Court for the Southern District of New York, captioned Ciccotelli v. Misonix, Inc. et al., Case No. 1:21-cv-07773 (S.D.N.Y.) (the “Ciccotelli Complaint”) against Misonix, members of its board of directors, the Company, and its subsidiaries, Merger Sub I and Merger Sub II, as defendants. Plaintiff voluntarily dismissed the Ciccotelli Complaint on November 10, 2021. On October 12, 2021, another purported stockholder of Misonix filed an action in the United States District Court for the Eastern District of New York, captioned Rubin v. Misonix, Inc. et al., Case No. 1:21-cv-05672 (S.D.N.Y.) (the “Rubin Complaint”) and on October 15, 2021, another purported stockholder of Misonix filed an action in the United States District Court for the Southern District of New York, captioned Taylor v. Misonix, Inc. et al., Case No. 1:21-cv-08513 (S.D.N.Y.) (the “Taylor Complaint”). The Rubin Complaint and the Taylor Complaint name Misonix and members of its board of directors as defendants. Plaintiffs voluntarily dismissed the Rubin and Taylor Complaints on January 21, 2022 and February 18, 2022, respectively.
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

Misonix former distributor
On March 23, 2017, Misonix’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against Misonix and certain of its officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that Misonix improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted Misonix’s motion to dismiss each of the tort claims asserted against Misonix, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. Discovery in the matter ended on August 5, 2021. On January 20, 2022, the court granted Misonix’s summary judgment motion on Cicel’s breach of contract and defamation claims. Cicel’s motion for reconsideration of the court’s summary judgment ruling in Misonix’s favor was dismissed by the Court on April 29, 2022. On July 18, 2022, Cicel voluntarily dismissed the remaining claim for trade secret theft and later filed an appeal to the United States Court of Appeals for the Second Circuit. The Company believes that it has various legal and factual defenses to these claims and intends to vigorously defend the appeal of the lower court’s summary judgment rulings in its favor.
Bioness shareholder
Prior to closing the Bioness Acquisition, Bioness had been named as a defendant in a lawsuit, for which the Company is indemnified under the indemnification provisions contained in the Bioness Merger Agreement. The case relates to an action brought in February 2021 in the Delaware State Court of Chancery by a former minority shareholder and director of Bioness, seeking a temporary restraining order contesting the acquisition of Bioness. While the complaint to block the Bioness acquisition was dismissed by the court, a separate action was brought against the Company under the indemnification provisions of the Bioness Certificate of Incorporation to recover attorney fees and other expenses totaling approximately $3,000 incurred by the director and shareholder in connection with the matter.
On August 19, 2021, the court issued a ruling granting, in part, plaintiff’s motion for summary judgment, awarding plaintiff attorney’s fees and related expenses incurred in connection with performance of the plaintiff’s directorial duties, and denying fees and expenses incurred in a non-director capacity. In its ruling, the court’s order also directed the parties to agree upon a process that will govern the payment of and challenges to plaintiff’s payment requests and required Bioness to pay 50% of the demanded amount into escrow if more than 50% of the total invoiced amount was in dispute. Pursuant to the court’s order, to date, Bioness has paid approximately $1,300 into escrow. On November 1, 2022, at a hearing before Delaware State Court of Chancery, the court ruled in favor of the former Bioness director awarding attorney’s fees in connection with the underlying pre-merger litigation and the advancement action in the amounts claimed, less approximately $50. On December 23, 2022, Bioness and the plaintiff entered into a settlement agreement resolving the matter for the aggregate sum of $2,500 payable to the plaintiff. The settlement was satisfied by releasing the $1,300 previously paid by Bioness and held in escrow and by an additional payment of $1,200. Pursuant to the indemnification obligations under the Bioness Merger Agreement, this subsequent payment was made on behalf of Bioness on December 28. 2022, by the selling majority shareholder under that agreement. The Company subsequently recovered the $1,300 paid into escrow from the selling Bioness shareholders pursuant an indemnification request under the Bioness Merger Agreement. An order dismissing the case was entered by the court on January 27, 2023.
On February 8, 2022, the above referenced minority shareholder of Bioness filed another action in the Delaware State Court of Chancery in connection with the Company’s acquisition of Bioness. This action names the former Bioness directors, the Alfred E. Mann Trust (Trust), which was the former majority shareholder of Bioness, the trustees of the Trust and Bioventus as defendants. The complaint alleges, among other things, that the individual directors, the Trust, and the trustees breached their fiduciary duty to the plaintiff in connection with their consideration and approval of the Company’s transaction. The complaint also alleges that the Company aided and abetted the other defendants in breaching their fiduciary duties to the plaintiff and that the Company breached the Merger Agreement by failing to pay the plaintiff its pro rata share of the merger consideration. The Company believes that it is indemnified under the indemnification provisions contained in the Bioness Merger Agreement for these claims. On July 20, 2022, the Company filed a motion to dismiss all claims made against it on various grounds, as did all the other named defendants in the suit. A hearing on Bioness’ and other the defendant’s motions was held before the Court of Chancery on January 19, 2023. The Court has not yet ruled on any of these motions. The Company believes that there are various legal and factual defenses to the claims plaintiff made against us and intend to defend ourselves vigorously.

Other matters
On November 10, 2021, the Company entered into an asset purchase agreement for a hyaluronic acid (“HA”) product and made an upfront payment of $853. An additional payment of $853 was made in 2022 upon the transfer of certain seller customer data. If the Company is able to obtain a Medical Device Regulation Certification for the product, $1,707 will be paid to the seller within five days. The Company is required to pay royalties through 2026 of 5.0% on the first $569 in sales and 2.5% thereafter.
On August 23, 2019, the Company was assigned a third-party license on a product currently in development and the Company is subject to a 3% royalty on certain commercial sales, or a nominal minimum amount per quarter, beginning in 2023.
On May 29, 2019, the Company and the Musculoskeletal Transplant Foundation, Inc. d/b/a MTF Biologics (“MTF”), entered into a collaboration and development agreement to develop one or more products for orthopedic application to be commercialized by the Company and supplied by MTF (the “Development Agreement”). The first phase has been completed, but during the second quarter of 2022, the Company elected to discontinue the development of MOTYS, the initial product candidate under development. On October 21, 2022, the Company provided notice to MTF of termination of the Development Agreement and the related cGTP Commercial Supply Agreement with MTF for MOTYS, effective December 20, 2022.
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the years ended December 31, 2022, 2021 and 2020 totaled $14,712, $13,300 and $10,021, respectively. These royalties are included in cost of sales within the consolidated statements of operations and comprehensive (loss) income.
As part of a supply agreement entered on February 9, 2016 and subsequently amended for the Company’s three injection OA product, the Company is subject to annual minimum purchase requirements for 10 years. After the initial 10 years, the agreement will automatically renew for an additional 5 years unless terminated by the Company or the seller in accordance with the agreement.
As part of a supply agreement for the Company’s five injection OA product that was amended and restated on December 22, 2020, the Company is subject to annual minimum purchase requirements for 8 years.
The Company has an exclusive license agreement for bioactive bone graft putty. The Company is required to pay a royalty on all commercial sales revenue from the licensed products with a minimum annual royalty payment through 2023, the date the agreement will expire, upon the expiration of the patent held by the licensor. These royalties are included in cost of sales on the consolidated statements of operations and comprehensive (loss) income.
From time to time, the Company causes letters of credit (“LOCs”) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of December 31, 2022 and 2021, the Company had one LOC outstanding for a nominal amount.
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

13. Revenue recognition
The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. The following table presents the Company’s net sales disaggregated by major products (“Vertical”) within each segment as follows for the years ended December 31:

	2022	2021	2020
U.S.
Pain Treatments	$194,830	$201,068	$156,576
Restorative Therapies	134,214	103,009	76,633
Surgical Solutions	126,207	83,476	60,488
Total U.S. net sales	455,251	387,553	293,697

International
Pain Treatments	21,495	20,539	$14,602
Restorative Therapies	20,420	18,563	11,991
Surgical Solutions	14,951	4,243	871
Total International net sales	56,866	43,345	27,464

Total net sales	$512,117	$430,898	$321,161
14. Segments
The Company’s two reportable segments are U.S. and International. The Company’s products are primarily sold to orthopedists, musculoskeletal and sports medicine physicians, podiatrists, neurosurgeons and orthopedic spine surgeons, as well as to their patients. The Company does not disclose segment information by asset as the Chief Operating Decision Maker (“CODM”) does not review or use it to allocate resources or to assess the operating results and financial performance. Segment adjusted EBITDA is the segment profitability metric reported to the Company’s CODM for purposes of decisions about allocation of resources to, and assessing performance of, each reportable segment.
The following table presents segment adjusted EBITDA reconciled to (loss) income before income taxes for the years ended December 31:

	2022	2021	2020
Segment adjusted EBITDA
U.S.	$56,231	$70,640	$69,252
International	10,078	10,119	3,191
Interest expense, net	(25,795)	(1,112)	(9,751)
Depreciation and amortization	(66,803)	(34,875)	(28,643)
Acquisition and related costs	(27,081)	(22,964)	(166)
Remeasurement gain on equity method investment	23,709	—	(6,172)
Restructuring and succession charges	(7,453)	(3,717)	—
Equity compensation	(17,585)	4,512	(10,103)
COVID-19 benefits, net	—	—	4,123
Equity loss in unconsolidated investments	(1,003)	(1,868)	(467)
Foreign currency impact	(250)	(132)	117
Impairment of goodwill	(189,197)	—	—
Asset impairment charges	(10,285)	—	—
Impairments related to variable interest entity	—	(7,043)	—
Other items	(8,465)	(5,940)	(5,467)
(Loss) income before income taxes	$(263,899)	$7,620	$15,914

15. Subsequent events
CartiHeal Deconsolidation
As previously discussed, the Company consolidated CartiHeal on July 12, 2022 and reported the acquisition in its Quarterly Report on Form 10-Q filed by the Company with the SEC on November 21, 2022. Refer to Note 4. Acquisitions and investments for additional information regarding the acquisition of CartiHeal.
The First Paper Milestone under the Option Agreement occurred on February 13, 2023, triggering an obligation of the Company to make the first $50,000 payment, plus applicable interest, under the Option Agreement.
On February 27, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with Elron Ventures Ltd. (“Elron” and together with the Company, the “Parties”) as representative of CartiHeal’s selling securityholders under the Option Agreement collectively, the “Former Securityholders”). Pursuant to the Settlement Agreement, Elron, on behalf of the Former Securityholders, have agreed to forbear from initiating any legal action or proceedings relating to non-payment of any obligations arising under the Option Agreement during a period of 30 calendar days (the “Interim Period”) in exchange for (i) a one-time non-refundable amount of $10,000 and (ii) a one-time non-refundable payment of $150 to Elron to be used in accordance with the expense fund provisions of the Option Agreement. The Interim Period expired on March 29, 2023 and the Company did not exercise its right to extend the Interim Period. In addition, the Parties mutually released any further claims under the Option Agreement and related transaction documents, including without limitation a release by the Former Securityholders of any rights to enforce the provisions of the Option Agreement or make further monetary claims against the Company and/or its respective affiliates and representatives.
Upon execution of the Settlement Agreement, the Company transferred 100% of its shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the Former Securityholders. This transfer was irrevocable, unless and until the Former Securityholders received the entire amount of the aggregate purchase price and corresponding milestones and any interest to be accrued thereon in accordance with the provisions of the Option Agreement prior to the expiration of the Interim Period.
The Company had no ownership interest and no voting rights during the Interim Period. Accordingly, the Company concluded that upon execution of the Settlement Agreement, the Company ceased to control CartiHeal for accounting purposes, and therefore, has deconsolidated CartiHeal (the “Deconsolidation”, or “Disposal”) effective February 27, 2023. The Company also concluded that this disposal will be treated as a discontinued operation. The loss upon disposal is estimated to be $60,600 and will be recorded within loss from discontinued operations due at closing.
Because the Company was not able to find a financing solution to fund the payment obligations under the Option and Equity Purchase Agreement on terms the Company believes to be favorable to it and its shareholders, the Company elected to allow the Interim Period to expire on March 29, 2023. The Company hopes to continue to explore opportunities to reacquire CartiHeal in a manner consistent with its financial objectives, but can give no assurance that the Company will be able to obtain the necessary financing or negotiate acceptable terms to reacquire CartiHeal and its assets.
Other
During January and February 2023, the Company borrowed $49,000 on its Revolver for working capital needs. However, on the Closing Date of the amendment to the Amended 2019 Credit Agreement, as part of the closing conditions, the Company repaid $20,000 of these borrowings. Additionally, the Company paid $1,250 in closing fees, and will be required to pay an additional $600 by December 31, 2023 unless the Total Net Leverage Ratio as at September 30, 2023 is below 5.25 to 1.00.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of material weakness in the Company’s internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation and filing of this Annual Report, the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Notably, the assessment does not include CartiHeal, which was acquired by the Company in 2022 and included in the Company’s 2022 financial statements. CartiHeal comprised approximately 29.7%, of the Company’s total assets, and 0% of the Company’s total net sales in 2022. Based on the Company’s evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, the Company’s internal controls over financial reporting were not effective due to material weaknesses identified that are not fully remediated as of December 31, 2022.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Changes in Control Environment
The Company did not conduct an effective risk assessment to identify and assess changes in its business processes and internal control environment related to newly acquired companies and multiple information technology (“IT”) system implementations that occurred in 2022. Further, there was a lack of adequate personnel resources in accounting, IT and other support functions to support simultaneous system implementations and business process integrations for acquired companies, implement appropriate controls for acquired companies and maintain focus on compliance with internal controls for legacy Bioventus processes.
In addition, during 2022, the Company saw an unprecedented level of turnover in roles that drive execution of internal control activities. This turnover, paired with business changes related to acquisitions, resulted in a disruption to the effective completion of control activities across a number of business processes. Further, management identified a gap in control design related to sufficient tracking of control performance to ensure controls operated effectively.
In considering these breakdowns in the control environment, Bioventus has determined the associated COSO principles requiring further control and action by management to be:
(a)Control environment - Establishes structure, authority, and responsibility (COSO Principle 3);
(b)Risk assessment – Identifies and analyzes significant change (COSO Principle 9); and
(c)Monitoring – Conducts ongoing and /or separate evaluations (COSO Principle 16).
These control deficiencies when considered in the aggregate create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, management concluded that the deficiencies represent a material weakness in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2022.

Remediation Measures
(a)We identified staffing gaps based on employee turnover and integration challenges. Throughout 2022, we hired personnel and temporary resources to backfill positions vacated due to employee turnover and added additional headcount in accounting, finance and IT to expand capacity.
(b)In the fourth quarter of 2022, we engaged third-party consultants to perform an Accounting Transformation & Integration Assessment (“Project Action”). The Project Action team identified priority initiatives to enhance processes and systems to address inadequate processes, including order to cash, procure to pay and related master data processes. Further, Project Action benchmarked resources for the accounting function.
(c)As part of Project Action, we intend to develop mid- to long-term plans to further scale accounting, finance and IT for growth and public company requirements and continue to assess the level of resources that we need. We plan to continue to evaluate retention programs to retain key resources.
(d)We will prioritize key projects and ensure organizational capacity, with only essential IT projects occurring during the year.
(e)We are reinforcing execution rigor and are establishing recurring metrics regarding internal controls in processes, and tracking current performance compared with target performance to provide additional visibility to management and the Audit Committee. We also plan to further utilize our systems to automate the tracking of internal control completion.
(f)We will implement regular internal control certifications by control owners for all key controls.
(g)We will drive additional accountability for control owners by tying a portion of their performance objectives to successful completion of internal controls.
(h)We will increase training on internal controls, public company requirements and rigor through additional training requirements for new and existing control owners and tracking compliance to those training requirements.
(i)We will update and/or develop standard operating procedures to further document process and control performance for use in day-to-day execution and when training new employees.
(j)Further, we plan to implement a new internal control policy that further defines expectations for internal control performance and communication of changes to financially relevant processes. This policy will require management and internal audit approval before process changes or system implementations go-live.
Rebates Accrual Material Weakness
As previously reported, we identified a material weakness related to the Company’s internal controls over financial reporting that were not performed at a sufficient level of precision to ensure that the third quarter 2022 rebates accrual was complete and accurate. The process undertaken to estimate the expected reduction in revenue from rebates was consistent with the Company’s historical practice. However, subsequent to the initial calculation of the third quarter 2022 rebates accrual, an unexpectedly large invoice was received and there were not processes in place to ensure it was reviewed timely in order to update the accrual.
The Company reassessed open rebates accruals and the approach for calculating the rebate accruals based on this invoice. The Company revised its estimation methodology resulting in a decrease of revenue of $8.4 million. This adjustment was recorded subsequent to the earnings release but prior to the filing of the Company’s Quarterly Report on Form 10-Q for the third quarter of 2022. Further, this change in revenue projection related to the rebates accrual adjustment for 2022 and cascading effect on future revenue projections materially impacted the Company’s evaluation of its ability to meet debt covenants in its Amended 2019 Credit Agreement, resulting in liquidity and going concern disclosures in the Company’s Quarterly Report on Form 10-Q for the third quarter of 2022.
Remediation Measures
We have designed and implemented new processes and enhanced controls to address the underlying causes of the material weakness related to the rebates accrual, including:
•Reassessing open rebates accruals and changing the estimation method for calculating the rebates accruals, including enhancing the precision of the controls;
•Implementing enhanced controls and status tracking to ensure that rebates invoices from third-party payers are received and reviewed timely; and
•Increasing rigor of documenting key conversations with payers.
The Company is in the process of implementing enhanced procedures to ensure the completeness and accuracy of key reports and information used in the rebates accrual and further enhancing the precision of supporting documentation for control performance.

We believe the actions described with respect to our control environment and rebates accrual processes will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, the new and enhanced controls have not all been fully implemented and/or have not operated for a sufficient amount of time to conclude that our material weaknesses have been fully remediated. We will continue to implement and monitor the effectiveness of our controls and will make any further changes management determines appropriate.
Notwithstanding the identified material weaknesses above, the Chief Executive Officer and Chief Financial Officer believe that the financial statements and related financial information included in this Annual Report fairly present, in all material respects, our balance sheets, statements of operations and comprehensive (loss) income, statement of changes in stockholders’ and members’ equity and statements of cash flows as of and for the periods presented.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for changes to controls resulting from the material weaknesses described above.
Attestation Report of Independent Registered Public Accounting Firm
This Annual Report does not include an attestation report on our internal control over financial reporting of our registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.
Item 9B. Other Information.
On March 31, 2023 (the “Closing Date”), Bioventus LLC, a Delaware limited liability company and subsidiary of Bioventus Inc. (“Bioventus LLC” or the “Company”) and certain of its subsidiaries entered into an Amendment No. 4 to the Credit and Guaranty Agreement (the “Fourth Amendment”) with Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders and other financial institutions party thereto, which amended the Credit and Guaranty Agreement, dated as of December 6, 2019 (the “2019 Credit Agreement,” and, as amended by that certain Amendment No. 1 to Credit and Guaranty Agreement, dated as of August 29, 2021, by the Second Amendment to Credit and Guaranty Agreement, dated as of October 29, 2021, by the Third Amendment to Credit and Guaranty Agreement, dated as of July 11, 2022, and by the Fourth Amendment, the “Amended 2019 Credit Agreement”).
Interest
With respect to each of the term loans and the revolving facility of Bioventus LLC outstanding under the Amended 2019 Credit Agreement as of the Closing Date, Bioventus LLC may elect either SOFR or Base Rate interest rate options for the entire amount or certain portions of the loans and have interest rates equal to a formula driven base interest rate plus a margin, tied to a leverage ratio. The leverage ratio is the ratio of debt to Consolidated Adjusted EBITDA as defined in the Amended 2019 Credit Agreement for four consecutive quarters at the end of each period. Pursuant to the Fourth Amendment, the margin at each applicable leverage ratio will be increased by 1.00% per annum.
Maturity
Each of the term loans outstanding under the Amended 2019 Credit Agreement will mature on October 29, 2026. The revolving facility outstanding under the Amended 2019 Credit Agreement will mature on October 29, 2025.

Other
The Amended 2019 Credit Agreement contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of Bioventus LLC’s equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of assets of Bioventus LLC and its subsidiaries, as well as limitations on making changes to the business and organizational documents of Bioventus LLC and its subsidiaries. Financial covenant requirements include (i) a maximum debt leverage ratio of not greater than 6.84 to 1.00 for the testing period ending March 31, 2023, 6.50 to 1.00 for the testing period ending June 30, 2023, 7.26 to 1.00 for the testing period ending September 30, 2023, 5.64 for the testing period ending December 31, 2023, 5.65 to 1.00 for the testing period ending March 31, 2024, 4.25 for the testing period ending June 30, 2024, 4.25 to 1.00 for the testing period ending September 30, 2024, and 4.00 to 1.00 for the testing period ending December 31, 2024 and each testing period thereafter, and, beginning with the testing period ending December 31, 2024, to be subject to a temporary increase to 4.50 to 1.00 upon certain events, and (ii) an interest coverage ratio not less than 2.25 to 1.00 for the testing period ending March 31, 2023, 2.21 to 1.00 for the testing period ending June 30, 2023, 1.70 to 1.00 for the testing period ending September 30, 2023, 1.98 to 1.00 for the testing period ending December 31, 2023, 2.25 to 1.00 for the testing period ending March 31, 2024, 2.25 to 1.00 for the testing period ending June 30, 2024, 2.25 to 1.00 for the testing period ending September 30, 2024 and 3.00 to 1.00 for the testing period ending December 31, 2024 and each testing period thereafter. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to the delivery of financial statements of the Company for the fiscal quarter ending June 30, 2024, the Company will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10,000,00 as of the end of each calendar month during such period.
The foregoing summary is qualified in its entirety by reference to the Fourth Amendment, which is attached hereto as an Exhibit 10.8(d). The Fourth Amendment and the Amended 2019 Credit Agreement are not intended to be a source of factual, business or operational information about the Company or its subsidiaries. The representations, warranties and covenants contained in the Fourth Amendment and the Amended 2019 Credit Agreement were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements, and may be subject to limitations agreed upon by the parties, including being qualified by disclosures for the purpose of allocating contractual risk between the parties instead of establishing matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors or security holders. Accordingly, investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Fourth Amendment, which subsequent information may or may not be fully reflected in the Company’s public disclosures.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
The following table sets forth the name, age and position(s) of each of our directors and executive officers as of March 16, 2023:

Name	Age	Position(s)
Executive Officers
Kenneth M. Reali	57	Chief Executive Officer and Director
Mark L. Singleton	54	Senior Vice President and Chief Financial Officer
Anthony D’Adamio	62	Senior Vice President and General Counsel
Katrina Church	61	Senior Vice President and Chief Compliance Officer
Non-Employee Directors
William A. Hawkins(4)	69	Director, Chairperson
John A. Bartholdson	52	Director
Patrick J. Beyer(1)	57	Director
Philip G. Cowdy(3)	55	Director
Mary Kay Ladone(1)(2)	56	Director
Michelle McMurry-Heath(3)(4)	53	Director
Guido J. Neels(2)	74	Director
Guy P. Nohra(2)	62	Director
Martin P. Sutter(3)	67	Director
Susan M. Stalnecker(1)(4)(5)	70	Director
(1)Member of the audit and risk committee
(2)Member of the compensation committee
(3)Member of the nominating and corporate governance committee
(4)Member of the compliance, ethics and culture committee
(5)Chair of audit and risk committee
Kenneth M. Reali has served as our Chief Executive Officer since April 2020 and as a member of our board of directors (“Board”) since September 2020. Mr. Reali previously served as President and Chief Executive Officer of Clinical Innovations, LLC, a medical device company focused on advancing woman’s healthcare, from June 2015 until its successful sale on February 12, 2020. In this role, Mr. Reali led the company through two successful acquisitions by a private equity firm in October 2017 and later to a leading diagnostic and therapeutic medical technology company in February 2020. Prior to joining Clinical Innovations, LLC, Mr. Reali also served as the President and CEO of Baxano Surgical, Inc., a medical device company, from January 2010 until February 2015, leading its turn-around out of bankruptcy. Mr. Reali also held positions of increasing responsibility at several medical device companies, including Biomet, Inc. (now known as Zimmer Biomet) and Stryker Corporation. Mr. Reali also served as Senior Vice President and General Manager within the Biologics and Clinical Therapies business of Smith & Nephew plc from May 2005 to January 2010, a division which was later spun out to become Bioventus LLC (“BV LLC”). Mr. Reali served as a member of the board of managers of BV LLC from April 2020 until the time of our IPO. Mr. Reali also currently serves as a member of the board of directors of the Advanced Medical Technology Association, or AdvaMed, an American medical device trade association, and DYSIS Medical Ltd., a privately held medical device company focused on the noninvasive, in-vivo detection of cancerous and pre-cancerous lesions. Mr. Reali also serves on the ethics and health care compliance committee of AdvaMed. Mr. Reali also served from 2015 to December 2021 as a member of the board of directors of Ossio, Ltd. an orthopedic device company, where he was a member of the compensation committee. Mr. Reali holds a Bachelor of Science in Business Administration from Valparaiso University. We believe Mr. Reali is qualified to serve on our Board because of his vast skills and experience in the medical device industry, his role as our Chief Executive Officer and his extensive knowledge of the Company.

Mark Singleton has served as our Senior Vice President and Chief Financial Officer since effective March 2022. Mr. Singleton previously served as Vice President of Finance, Americas Strategic Business Units at Teleflex Inc. (“Teleflex”), a provider of specialty medical devices, from February 2021 to March 2022 and prior to that, served as Teleflex’s Vice President of Finance, Vascular Strategic Business Unit from 2014 to 2020. Prior to Teleflex, Mr. Singleton held multiple leadership roles at Lenovo Group Limited, a multinational technology company, including as Executive Director, Think Business Group Chief Financial Officer (2013-2014), Executive Director, Western Europe Chief Financial Officer (2011-2012), Executive Director, North America Chief Financial Officer (2007-2011) and Director, U.S. Finance Manager (2005-2007). Mr. Singleton received his Bachelor of Science from Purdue University and his Master of Business Administration from Duke University, Fuqua School of Business.
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
William A. Hawkins has served as a member of our Board since September 2020 and as Chairperson of our Board since September 2020. Mr. Hawkins is a Senior Advisor to EW Healthcare Partners, a leading private equity firm investing in life sciences. From October 2011 to July 2015, Mr. Hawkins served as President and Chief Executive Officer of Immucor, Inc., a leading provider of transfusion and transplantation diagnostic products worldwide. Prior to that, Mr. Hawkins served in positions of increasing responsibility at Medtronic, Inc., a prominent medical technology company, from January 2002 to June 2011, most recently serving as its Chief Executive Officer from November 2007 to June 2011. Mr. Hawkins served as President and Chief Executive Officer of Novoste Corporation, a global leader in the field of vascular brachytherapy, from 1988 to 2002 and has also held several senior leadership positions at American Home Products (now known as Wyeth, LLC), Johnson & Johnson, Guidant Corp. and Eli Lilly and Co. Mr. Hawkins served as a member of the board of managers of BV LLC from January 2016 until the time of our IPO. Mr. Hawkins also currently serves on the board of directors of Biogen Inc. and MiMedx Group Inc., each a public biopharmaceutical company; and Baebies, Inc., Cirtec Medical Corp., Immucor, Inc., Enterra Medical and Virtue Labs, LLC, each a privately-held life science company. Mr. Hawkins serves on the compensation committee of Biogen and chairs the ethics and compliance committee of MiMedx. Mr. Hawkins previously served on the Board of Directors of Avanos Medical, Inc. from 2015 to April 2021. Mr. Hawkins was elected to the Duke University Board of Trustees in 2011 and currently serves as its Vice Chairman. Mr. Hawkins is also Chair of the Duke University Health System board of director and a member of the board of directors of the North Carolina Biotechnology Center and the Focused Ultrasound Foundation Society. Mr. Hawkins holds a Master of Business Administration from the University of Virginia Darden School of Business and received a Bachelor of Science in electrical and biomedical engineering from Duke University. Mr. Hawkins was selected to serve on our Board because of his experience in and knowledge of the life science industry.

Patrick J. Beyer has served as a member of our Board since October 2021. Mr. Beyer is the President of International and Global Orthopedics for ConMed Corporation, a publicly held medical technology company, a position in which he has served since October 2020. He previously served as President of ConMed International from December 2014 to October 2020. Prior to joining ConMed, Mr. Beyer served as Chief Executive Officer of ICNet, a privately held infectious control software company from 2010 to 2014 when the company was sold. Prior to this, he spent 21 years at Stryker Corporation where he led Stryker Europe from 2005 to 2009; Stryker UK, South Africa and Ireland from 2002 to 2005 and Stryker Medical from 1999 to 2002. Mr. Beyer previously served on the board of directors of Misonix, Inc. from May 2021 to October 2021, where he was a member of its audit committee. Mr. Beyer graduated from Kalamazoo College with a Bachelor of Arts in Economics, Western Michigan University with a Master of Business Administration in Finance and Harvard Business School’s Advanced Management Program. Mr. Beyer was selected to serve on our Board because of his extensive healthcare and public company experience.
Philip G. Cowdy has served as a member of our Board since September 2020. Mr. Cowdy has served as the Chief Business Development and Corporate Affairs Officer for Smith & Nephew plc, a medical equipment manufacturing company, since 2018 Since joining Smith & Nephew plc in June 2008, he has also served as Executive Vice President of Business Development and Corporate Affairs, Head of Corporate Affairs and Strategic Planning, Group Director of Corporate Affairs and Director of Investor Relations. Prior to joining Smith & Nephew plc, Mr. Cowdy served as a Senior Director at Deutsche Bank for 13 years, providing corporate finance and equity capital markets advice to a variety of UK-based companies. Mr. Cowdy served as a member of the board of managers of BV LLC from January 2012 to October 2017 and again from July 2018 until the time of our IPO, and has served as a member of its Audit, Compliance and Quality Committee. Mr. Cowdy received his Bachelor of Science in Natural Sciences from Durham University (“UK”) and is a qualified chartered accountant. Mr. Cowdy was selected to serve on our Board because of his experience in the industry, his finance experience, and his knowledge of the Company.
Mary Kay Ladone has served as a member of our Board since July 2021. Ms. Ladone served as Senior Vice President, Corporate Development, Strategy and Investor Relations, of Hill-Rom Holdings, Inc. (“Hill-Rom”), a medical technology provider, from December 2018 to December 2021. Ms. Ladone previously served as Hill-Rom’s Vice President, Investor Relations, July 2016 to December 2018. Ms. Ladone served as Senior Vice President, Investor Relations, of Baxalta Inc. from 2015 to 2016 before joining Hill-Rom. Prior to Baxalta Inc., Ms. Ladone served in a variety of senior finance, business development and investor relations roles for Baxter International, Inc. Since March 2022, Ms. Ladone has also served on the board of directors of Inogen Inc., a publicly traded supplemental oxygen therapies provider, where she is a member of the audit and compensation committees. Ms. Ladone also serves on the board of directors of Kestra Medical Technologies, Inc., a privately held wearable medical device and digital healthcare company, where she has been the chair of the audit committee since September 2022. Ms. Ladone holds a Bachelor of Arts in Finance and Economics from the University of Notre Dame. Ms. Ladone was selected to serve on our Board due to her significant finance and investor relations experience at large healthcare companies.
Michelle McMurry-Heath, MD, PhD, has served as a member of our Board since January 2022. Dr. McMurry-Heath served as President and Chief Operating Officer of the Biotechnology Innovation Organization, a membership and advocacy organization focused on improving biotech research and applying biotech innovations to major healthcare challenges, from 2020 to 2022. Dr. McMurry-Health was previously with Johnson & Johnson (“J&J”) from 2014 to 2020, where she served as Global Head of Evidence Generation for Medical Device Companies and then Vice President of Global External Innovation and Global Leader for Regulatory Sciences. Prior to her time at J&J, Dr. McMurry-Heath was a key science policy leader in government, conducting a comprehensive analysis of the National Science Foundation’s policies, programs and personnel. President Obama then named her associate science director of the FDA’s Center for Devices and Radiological Health where she served from 2010 to 2014. From 2005 to 2010, Dr. McMurry-Heath was Director of the Health, Biomedical Science and Society Policy Program at the Aspen Institute. Dr. McMurry-Heath began her career as a Senior Policy Advisor for Senator Joseph Lieberman for Health, Social, and Biomedical Innovation Policy from 2001 to 2004. She later served as a Robert Wood Johnson Health and Society Scholar at the University of California, San Francisco and Berkeley from 2004 to 2005 and a Mcarthur Fellow, Global Health for the Council on Foreign Relations from 2004 to 2006. Dr. McMurry-Heath also serves on the Board of Directors at publicly traded PerkinElmer, where she is a member of the audit committee. Dr. McMurray-Heath received her M.D./Ph.D. in Immunology from Duke University’s Medical Scientist Training Program, becoming the first African American to graduate from the prestigious program, and her AB in Biochemistry from Harvard University. Dr. McMurry-Heath was selected to serve on our Board due to her significant policy, regulatory, commercial health care and advocacy experience.

Guido J. Neels has served as a member of our Board since September 2020. Mr. Neels has been with EW Healthcare Partners (formerly Essex Woodlands), a healthcare growth equity and venture capital firm, since August 2006, where he is has served as Operating Partner since 2013. Prior to joining EW Healthcare Partners, Mr. Neels served in a variety of management positions at Guidant Corporation, a developer of cardiovascular medical products. From July 2004 until retiring in November 2005, Mr. Neels served as Guidant’s Chief Operating Officer, where he was responsible for the global operations of Guidant’s four operating units: Cardiac Rhythm Management, Vascular Intervention, Cardiac Surgery and Endovascular Solutions. From December 2002 to July 2004, Mr. Neels served as Guidant’s Group Chairman, Office of the President, responsible for worldwide sales operations, corporate communications, corporate marketing, investor relations and government relations. In January 2000, Mr. Neels was named Guidant’s President, Europe, Middle East, Africa and Canada. In addition, Mr. Neels served as Guidant’s Vice President, Global Marketing, Vascular Intervention, from 1996 to 2000 and as Guidant’s General Manager, Germany and Central Europe, from 1994 to 1996. Mr. Neels served as a member of the board of managers of BV LLC from May 2012 until the time of our IPO. Mr. Neels also currently serves on the board of directors of Axogen, Inc. and is a member of its compensation committee. Mr. Neels previously served on the board of directors of Endologix, Inc. from December 2010 to June 2019 and on the board of directors of Entellus Medical from November 2009 to February 2018, each of which is a public company. Mr. Neels holds a Master in Business Administration from the Stanford University Graduate School of Business and received his Business Engineering degree from the University of Leuven in Belgium. Mr. Neels was selected to serve on our Board because of his experience in the industry, familiarity with serving on the boards of public companies and his knowledge of our business.
Guy P. Nohra has served as a member of our Board since September 2020. In March 1996, Mr. Nohra co-founded Alta Partners, a life sciences venture capital firm, and he has since been involved in the funding and development of numerous medical technology and life sciences companies. Mr. Nohra served as a member of the board of managers of BV LLC, from May 2012 until the time of our IPO. Mr. Nohra currently serves as a member of the boards of directors of Spiral Therapeutics, Inc., a private life sciences company. He also previously served on the board of directors of various public companies, including ATS Medical, Inc., Cutera, Inc., AcelRx Pharmaceuticals, Inc., and ZS Pharma, as well as several private companies, including Bionure, Inc., Sanifit Therapeutics S.A., Carbylan Biosurgery, Inc., Cerenis Therapeutics, Coapt Systems, Paracor Medical, Inc. and PneumRx. Mr. Nohra holds a Master in Business Administration from the University of Chicago and received his Bachelor of Arts in History from Stanford University. Mr. Nohra was selected to serve on our Board because of his extensive experience in the life sciences industry, his investment and development experience, and his service as a director of other life sciences companies.
Martin P. Sutter has served as a member of our Board since September 2020. Mr. Sutter is one of the two founding Managing Directors of EW Healthcare Partners (previously known as Essex Woodlands), one of the oldest and largest life sciences and healthcare focused growth equity and venture capital firms, which he formed in 1985. Mr. Sutter has more than 35 years of management experience in operations, marketing, finance and venture capital. Mr. Sutter served as a member of the board of managers of BV LLC from May 2012 until the time of our IPO. Mr. Sutter also currently serves on the board of directors of MiMedx Group, Inc., a publicly traded regenerative medicine life sciences company, and Prolacta Biosciences, Inc., a privately held life sciences company. Mr. Sutter has also previously served on the board of directors of Abiomed, Inc., Tissue Tech, Inc. and Suneva Medical, Inc. Mr. Sutter currently serves on the compensation and nominating and governance committees of MiMedx Group, Inc. and Prolacta Biosciences, Inc. and previously served on the compensation and nominating and governance committee of Abiomed, Inc. Mr. Sutter holds a Master of Business Administration from the University of Houston and received his Bachelor of Science from Louisiana State University. Mr. Sutter was selected to serve on our Board because of his extensive experience in the life sciences industry, his investment experience, and his service as a director of other life sciences companies.
Susan M. Stalnecker has served as a member of our Board since September 2020. Ms. Stalnecker has been a Senior Advisor at Boston Consulting Group, a global management consulting firm, since March 2016. Ms. Stalnecker served as Vice President of E.I. duPont de Nemours and Co. (now known as DuPont de Nemours, Inc., or DuPont), a diversified science and innovations public company and leader in the fields of healthcare, electronics and transportation, from December 1976 until she retired in 2016. During her nearly 40-year career at DuPont, Ms. Stalnecker served in several senior leadership roles including Vice President, Treasurer & M&A; Vice President, Risk Management; Vice President, Government and Consumer Markets; and Vice President, Productivity & Shared Services. Ms. Stalnecker served as a member of the board of managers of BV LLC from November 2018 until the time of our IPO. Ms. Stalnecker also currently serves on the board of directors of Leidos Holding, Inc. and Optimum Funds McQuairie, and serves on the Board of Trustees of the Duke Health System. She also serves on the audit & finance committee of Leidos Inc., the audit committee of Optimum Funds McQuairie and the compliance, audit & finance committees of the Duke Health System. Ms. Stalnecker holds a Master of Business Administration from The Wharton School of the University of Pennsylvania and received her Bachelor of Arts from Duke University. Ms. Stalnecker was selected to serve on our Board because of her extensive experience as a financial expert, her investment experience, and her service as a director of other public companies.

John A. Bartholdson was appointed as a member of our Board in January 2023 and his appointment became effective January 8, 2023. Mr. Bartholdson is the co-founder and has been a Partner of Juniper Investment Company, a private investment management firm that invests in publicly traded and private companies through concentrated ownership positions, since its inception in 2007. Mr. Bartholdson has 25 years of experience leading and overseeing private and public equity investments. His experience includes extensive management oversight, service on multiple public and private company boards, and deep transactional expertise. Mr. Bartholdson presently serves as the Chairman of the board of directors of Theragenics Corporation, a medical device company serving the surgical products and prostate cancer treatment markets. From 2019, he has been a member of the board of directors of Lincoln Educational Services Corporation, a public company and a leading provider of career education and training services, and presently serves on its Compensation, Audit and Nominating and Corporate Governance Committees. Previously, he served as a member of the board of directors of Obagi Medical Products, Inc., a public specialty pharmaceutical company, until its acquisition by Valeant Pharmaceuticals in 2013. In addition, Mr. Bartholdson has previously served on the board of directors of numerous private companies. Mr. Bartholdson was a Partner of Stonington Partners, where he worked from 1997 to 2011. Prior to that, he was an analyst at Merrill Lynch Capital Partners from 1992 to 1994. Mr. Bartholdson received his Bachelor of Arts from Duke University and his Master of Business Administration from Stanford Graduate School of Business. Mr. Bartholdson was selected to serve on our board because of his significant governance, finance, and transactional experience on multiple public and private company boards.
Code of compliance and ethics
We have a written code of compliance and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on our website, www.bioventus.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code. The information on our website is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.
The remaining information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 11.     Executive Compensation.
The information required by this item is incorporated by reference to the information under the section captioned “Executive and Director Compensation” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the information under the section captioned “Certain Relationships and Related Party Transactions” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the information under the section captioned “Report of the Audit and Risk Committee of the Board of Directors” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statements. See the table of contents under Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K above for the list of financial statements filed as part of this report.
(b)Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

2.1	Agreement and Plan of Merger, dated July 29, 2021, by and among Bioventus Inc., Oyster Merger Sub I, Inc., Oyster Merger Sub II, LLC and Misonix, Inc.	8-K	001-37844	2.1	7/29/2021

2.2	Agreement and Plan of Merger, dated as of March 30, 2021, by and among Bioventus LLC, Bioness Inc., Perseus Intermediate, Inc., Perseus Merger Sub, Inc., Alfred E. Mann Living Trust and Mann Group, LLC.	8-K	001-37844	10.1	3/31/2021

3.1	Amended and Restated Certificate of Incorporation of Bioventus Inc.	8-K	001-37844	3.1	2/17/2021

3.2	Amended and Restated Bylaws of Bioventus Inc.	8-K	001-37844	3.2	2/17/2021

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-252238	4.1	1/20/2021

4.2	Description of Capital Stock.	10-K	001-37844	4.2	3/26/2021

10.1	Tax Receivable Agreement, dated as of February 16, 2021, by and among Bioventus Inc., Bioventus LLC and its Members.	8-K	001-37844	10.2	2/17/2021

10.2	Registration Rights Agreement, dated February 16, 2021, by and among Bioventus Inc. and the Original LLC.	8-K	001-37844	10.3	2/17/2021

10.3	Second Amended and Restated Limited Liability Company Agreement of Bioventus LLC dated as of February 16, 2021.	8-K	001-37844	10.1	2/17/2021

10.4	Stockholders Agreement, dated February 16, 2021, by and among Bioventus Inc., Bioventus LLC and the Principal Stockholders.	8-K	001-37844	10.4	2/17/2021

10.5†	Amended and Restated License Agreement, dated as of December 9, 2016, by and between Bioventus LLC, Q-Med AB and Nestlé Skin Health S.A.	S-1	333-252238	10.5	1/20/2021

10.6†	Amended and Restated Supply Agreement, dated as of December 9, 2016, by and between Bioventus LLC and Q-Med AB.	S-1	333-252238	10.6	1/20/2021

10.7†	Exclusive License, Supply and Distribution Agreement, dated as of February 9, 2016, by and between IBSA Institut Biochimique SA (Switzerland) and Bioventus LLC.	S-1	333-252238	10.7	1/20/2021

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.7(a)†	Amendment No. 1 to Exclusive License, Supply and Distribution Agreement, dated as of December 31, 2018, by and between IBSA Institut Biochimique SA (Switzerland) and Bioventus LLC.	S-1	333-252238	10.7(a)	1/20/2021

10.7(b)†	Amendment No. 2 to Exclusive License, Supply and Distribution Agreement, dated as of December 31, 2020, by and between IBSA Institut Biochimique SA (Switzerland) and Bioventus LLC.	S-1/A	333-252238	10.7(b)	2/4/2021

10.8	Credit and Guaranty Agreement, dated as of December 6, 2019, by and among Bioventus LLC, certain Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent and the lenders and other financial institutions party thereto.	S-1	001-37844	10.11	1/20/2021

10.8(a)	Amendment No. 1 to Credit and Guaranty Agreement, dated as of August 29, 2021, by and among Bioventus LLC, certain Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions party thereto.	10-Q	001-37844	10.1	11/10/2021

10.8(b)	Amendment No. 2 to Credit and Guaranty Agreement, dated as of October 29, 2021, by and among Bioventus LLC, Oyster Merger Sub I, LLC, Oyster Merger Sub II, LLC, Misonix, Inc., certain Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions party thereto.	8-K	001-37844	10.1	10/29/2021

10.8(c)	Amendment No. 3 to Credit and Guaranty Agreement between Bioventus LLC, Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent, dated July 11, 2022.	8-K	001-37844	10.1	7/12/2022

10.8(d)	Amendment No. 4 to Credit and Guaranty Agreement between Bioventus LLC, Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent, dated March 31, 2023.					*

10.9^	Director Offer Letter, dated as of December 11, 2015, by and between Bioventus LLC and William A. Hawkins.	S-1	333-252238	10.33	1/20/2021

10.10^	Retention Letter, dated as of April 13, 2020, by and between Bioventus LLC and John E. Nosenzo.	S-1	333-252238	10.35	1/20/2021

10.11^	Director Offer Letter, dated as of October 3, 2018, by and between Bioventus LLC and Susan M. Stalnecker.	S-1	333-252238	10.38	1/20/2021

10.12^	Phantom Profits Interest Plan Award Agreement, dated as of June 25, 2020, by and between Bioventus LLC and Kenneth M. Reali.	S-1	333-252238	10.42	1/20/2021

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.13^	Option Letter, dated as of July 30, 2020, by and between Bioventus LLC and Kenneth M. Reali.	S-1	333-252238	10.43	1/20/2021

10.14^	Bioventus Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-252238	10.44	2/4/2021

10.15^	Bioventus Inc. 2021 Equity Incentive Plan.	10-Q	001-37844	10.3	8/12/2022

10.16^	Form of Notice of Stock Option Grant and Stock Option Agreement.	S-1/A	333-252238	10.47	2/10/2021

10.17^	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-1/A	333-252238	10.48	2/10/2021

10.18^	Bioventus Inc. Non-Employee Director Compensation Policy.	S-1/A	333-252238	10.51	2/10/2021

10.19^	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and Kenneth Reali.	S-1/A	333-252238	10.52	2/10/2021

10.20^	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and Gregory O. Anglum.	S-1/A	333-252238	10.53	2/10/2021

10.21^	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and John E. Nosenzo.	S-1/A	333-252238	10.54	2/10/2021

10.22^	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and Anthony D’Adamio.	S-1/A	333-252238	10.55	2/10/2021

10.23^	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and Alessandra Pavesio.	S-1/A	333-252238	10.56	2/10/2021

10.24^	Form of Indemnification Agreement.	S-1/A	333-252238	10.46	2/4/2021

10.25	Lease Agreement, dated November 17, 2021, between Bioventus LLC and 7101 Goodlett Farms Parkway, LLC.	8-K	001-37844	10.1	11/22/2021

10.26^	Revised Employment Agreement, dated as of February 14, 2022, by and among Bioventus Inc., Bioventus LLC and Mark Singleton.	8-K	001-37844	10.1	2/28/2022

10.27^	Bioventus Inc. Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement Inducement Award.	S-8	333-264050	99.1	4/1/2022

10.28^	Bioventus Inc. Notice of Stock Option Grant Inducement Award.	S-8	333-264050	99.2	4/1/2022

10.29	Option and Equity Purchase Agreement, between Bioventus LLC, CartiHeal (2009) Ltd., Elron Electronic Industries Ltd., dated July 15, 2020.	S-1	333-252238	10.10	1/20/2021

10.29(a)	Amendment to Option and Equity Purchase Agreement, between Bioventus LLC, CartiHeal (2009) Ltd., Elron Ventures Ltd. and dated June 17, 2022.	8-K	001-37844	10.1	6/22/2022

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.30†	Amended and Restated Exclusive Distribution Agreement No. 2, between Bioventus LLC and Seikagaku Corporation and dated as of December 22, 2020.	S-1	333-252238	10.9	1/20/2021

21.1	Listing of Subsidiaries					*

23.1	Consent of Grant Thornton LLP (Bioventus Inc.).					*

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

99.1	List of patents and pending patent applications directed to Bioventus Inc.’s material products.					*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 10					***
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

Item 16.    Form 10-K Summary.
None

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVENTUS INC.

	By:	/s/	Kenneth M. Reali
		Name:	Kenneth M. Reali
		Title:	Chief Executive Officer and Director (Principal Executive Officer)
March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Kenneth M. Reali	March 31, 2023	Chief Executive Officer and Director (Principal Executive Officer)
Kenneth M. Reali

/s/ Mark L. Singleton	March 31, 2023	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Mark L. Singleton

/s/ William A. Hawkins III	March 31, 2023	Chairman
William A. Hawkins III

/s/ John A. Bartholdson	March 31, 2023	Director
John A. Bartholdson

/s/ Patrick J. Beyer	March 31, 2023	Director
Patrick J. Beyer

/s/ Philip G. Cowdy	March 31, 2023	Director
Philip G. Cowdy

/s/ Mary Kay Ladone	March 31, 2023	Director
Mary Kay Ladone

/s/ Michelle McMurry-Heath	March 31, 2023	Director
Michelle McMurry-Heath

/s/ Guido J. Neels	March 31, 2023	Director
Guido J. Neels

/s/ Guy P. Nohra	March 31, 2023	Director
Guy P. Nohra

/s/ Susan M. Stalnecker	March 31, 2023	Director
Susan M. Stalnecker

/s/ Martin P. Sutter	March 31, 2023	Director
Martin P. Sutter