Form 10-Q
period 2023-04-01
Bioventus Inc.
filed 2023-05-16
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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
(Registrant’s Telephone Number, Including Area Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of May 12, 2023, there were 62,486,725 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to "Bioventus," "we," "us," "our," "the Company," and similar references refer to Bioventus Inc. and its consolidated subsidiaries, including Bioventus LLC (“BV LLC”).
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended (Securities Act), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements regarding our business strategy, including, without limitation, expectations relating to our acquisitions of Misonix and Bioness, expected expansion of our pipeline and research and development investment, new therapy launches, expected costs related to, and potential future options for, MOTYS, recent dispositions of non-core assets, our operations and expected financial performance and condition, and impacts of the COVID-19 pandemic and inflation. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things: the risk that previously identified material weaknesses or new material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner; we might not be able to continue to fund our operations for at least the next twelve months as a going concern; we might not meet certain of our debt covenants under our Credit Agreement and might be required to repay our indebtedness; risks associated with the disposition of our Wound Business and expected impacts on our business; restrictions on operations and other costs associated with our indebtedness; our ability to complete acquisitions or successfully integrate new businesses, products or technologies in a cost-effective and non-disruptive manner; we maintain cash at financial institutions, often in balance that exceed federally insured limits; we are subject to securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; we may be unable to successfully commercialize newly developed or acquired products or therapies in the United States; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; the proposed down classification of non-invasive bone growth stimulators, including our Exogen system, by the U.S. Food and Drug Administration (FDA) could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of Exogen; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products, the procedures using our products, such as our hyaluronic acid (HA) viscosupplements, or future products we may seek to commercialize; pricing pressure and other competitive factors; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; the reclassification of our HA products from medical devices to drugs in the United States by the FDA could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; issues relating to the supply of our products, potential supply chain disruptions and the increased cost of parts and components used to manufacture our products due to inflation; our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products; failure to maintain contractual relationships; security breaches, unauthorized disclosure of information, denial of service attacks or the perception that confidential information in our possession is not secure; failure of key information technology and communications systems, process or sites; risks related to international sales and operations; risks related to our debt and future capital needs; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; the FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; if clinical studies of our future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; legislative or regulatory reforms; our business may continue to experience adverse impacts as a result of the COVID-19 pandemic; risks related to intellectual property matters; and other important factors described in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our subsequent Quarterly Reports on Form 10-Q, and as may be further updated from time to time in our other filings with the SEC. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Bioventus Inc.
Consolidated Condensed Statements of Operations and Comprehensive Loss
Three Months Ended April 1, 2023 and April 2, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$119,059	$117,290
Cost of sales (including depreciation and amortization of $14,339, $9,218, respectively)	45,140	41,588
Gross profit	73,919	75,702
Selling, general and administrative expense	80,858	86,124
Research and development expense	3,771	6,928
Restructuring costs	317	577
Change in fair value of contingent consideration	287	269
Depreciation and amortization	2,129	3,254
Impairment of assets	78,615	—
Operating loss	(92,058)	(21,450)
Interest expense (income), net	9,694	(1,550)
Other income	(1,588)	(363)
Other expense (income)	8,106	(1,913)
Loss before income taxes	(100,164)	(19,537)
Income tax benefit, net	(146)	(5,132)
Net loss from continuing operations	(100,018)	(14,405)
Loss from discontinued operations, net of tax	(74,429)	(401)
Net loss	(174,447)	(14,806)
Loss attributable to noncontrolling interest - continuing operations	20,360	3,529
Loss attributable to noncontrolling interest - discontinued operations	14,937	—
Net loss attributable to Bioventus Inc.	$(139,150)	$(11,277)

Net loss from continuing operations	$(100,018)	$(14,405)
Other comprehensive loss, net of tax
Change in foreign currency translation adjustments	657	(682)
Comprehensive loss	(99,361)	(15,087)
Comprehensive loss attributable to noncontrolling interest - continuing operations	20,226	3,669
Comprehensive loss attributable to noncontrolling interest - discontinued operations	14,937	—
Comprehensive loss attributable to Bioventus Inc.	$(64,198)	$(11,418)

Loss per share of Class A common stock from continuing operations, basic and diluted:	$(1.28)	$(0.18)
Loss per share of Class A common stock from discontinued operations, basic and diluted:	(0.96)	(0.01)
Loss per share of Class A common stock, basic and diluted	$(2.24)	$(0.19)

Weighted-average shares of Class A common stock outstanding, basic and diluted:	62,124,752	60,484,969

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Balance Sheets as of April 1, 2023 and December 31, 2022 (Unaudited)
(Amounts in thousands, except share amounts)

	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$47,102	$30,186
Accounts receivable, net	118,544	136,295
Inventory	87,953	84,766
Prepaid and other current assets	17,192	18,551
Assets held for sale	37,873	—
Current assets attributable to discontinued operations	—	2,777
Total current assets	308,664	272,575
Property and equipment, net	36,556	27,456
Goodwill	7,462	7,462
Intangible assets, net	516,039	639,851
Operating lease assets	16,063	16,690
Investment and other assets	2,620	2,621
Long-term assets attributable to discontinued operations	—	405,994
Total assets	$887,404	$1,372,649

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,828	$36,697
Accrued liabilities	115,769	111,570
Current portion of long-term debt	41,320	33,056
Other current liabilities	4,273	3,607
Liabilities held for sale	1,873	—
Current liabilities attributable to discontinued operations	—	119,087
Total current liabilities	196,063	304,017
Long-term debt, less current portion	404,265	385,010
Deferred income taxes	351	2,248
Contingent consideration	17,718	17,431
Other long-term liabilities	28,645	22,810
Long-term liabilities attributable to discontinued operations	—	228,911
Total liabilities	647,042	960,427
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of April 1, 2023 and December 31, 2022, 62,507,917 and 62,063,014 shares issued and outstanding as of April 1, 2023 and December 31, 2022, respectively	63	62
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of April 1, 2023 and December 31, 2022	16	16
Additional paid-in capital	492,475	490,576
Accumulated deficit	(304,456)	(165,306)
Accumulated other comprehensive income (loss)	413	(110)
Total stockholders’ equity attributable to Bioventus Inc.	188,511	325,238
Noncontrolling interest	51,851	86,984
Total stockholders’ equity	240,362	412,222
Total liabilities and stockholders’ equity	$887,404	$1,372,649
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
Three Months Ended April 1, 2023 and April 2, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Three Months Ended April 1, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2022	62,063,014	$62	15,786,737	$16	$490,576	$(110)	$(165,306)	$86,984	$412,222
Issuance of Class A common stock for equity plans	444,903	1	—	—	360	—	—	(277)	84
Net loss	—	—	—	—	—	—	(139,150)	(35,297)	(174,447)
Equity based compensation	—	—	—	—	1,539	—	—	307	1,846
Translation adjustment	—	—	—	—	—	523	—	134	657
Balance at April 1, 2023	62,507,917	$63	15,786,737	$16	$492,475	$413	$(304,456)	$51,851	$240,362

Three Months Ended April 2, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2021	59,548,504	$59	15,786,737	$16	$473,318	$179	$(6,602)	$140,686	$607,656
Issuance of Class A common stock for equity plans	1,808,766	3	—	—	4,729	—	—	(2,652)	2,080
Deferred taxes on equity rebalancing	—	—	—	—	(1,977)	—	—	—	(1,977)
Net loss	—	—	—	—	—	—	(11,277)	(3,529)	(14,806)
Equity based compensation	—	—	—	—	3,943	—	—	946	4,889
Tax withholdings on equity compensation awards	—	—	—	—	(3,352)	—	—	—	(3,352)
Translation adjustment	—	—	—	—	—	(542)	—	(140)	(682)
Balance at April 2, 2022	61,357,270	$62	15,786,737	$16	$476,661	$(363)	$(17,879)	$135,311	$593,808

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Cash Flows
Three Months Ended April 1, 2023 and April 2, 2022
(Amounts in thousands) (Unaudited)

	Three Months Ended
	April 1, 2023	April 2, 2022
Operating activities:
Net loss	$(174,447)	$(14,806)
Less: Loss from discontinued operations, net of tax	(74,429)	(401)
Loss from continuing operations	(100,018)	(14,405)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	16,473	12,479
Provision for expected credit losses	1,079	1,152
Equity based compensation	1,846	4,889
Change in fair value of contingent consideration	287	269
Change in fair value of interest rate swap	—	(3,924)
Deferred income taxes	(2,664)	(17,018)
Impairment of assets	78,615	—
Foreign currency fluctuations	747	44
Other, net	224	203
Changes in operating assets and liabilities:
Accounts receivable	13,162	4,416
Inventories	(5,294)	326
Accounts payable and accrued expenses	2,331	(7,915)
Other current and noncurrent assets and liabilities	(2,129)	(1,535)
Net cash from operating activities - continuing operations	4,659	(21,019)
Net cash from operating activities - discontinued operations	(2,169)	—
Net cash from operating activities	2,490	(21,019)
Investing activities:
Acquisitions, net of cash acquired	—	(236)
Purchase of property and equipment	(3,560)	(2,960)
Investments and acquisition of distribution rights	—	(1,478)
Net cash from investing activities - continuing operations	(3,560)	(4,674)
Net cash from investing activities - discontinued operations	(11,506)	—
Net cash from investing activities	(15,066)	(4,674)
Financing activities:
Proceeds from issuance of Class A and B common stock	84	2,080
Tax withholdings on equity-based compensation	—	(3,352)
Borrowing on revolver	49,000	15,000
Payment on revolver	(20,000)	—
Debt refinancing costs	(1,668)	—
Payments on long-term debt	—	(4,509)
Other, net	(36)	(14)
Net cash from financing activities	27,380	9,205
Effect of exchange rate changes on cash	461	(71)
Net change in cash, cash equivalents and restricted cash	15,265	(16,559)
Cash, cash equivalents and restricted cash at the beginning of the period	31,837	99,213
Cash, cash equivalents and restricted cash at the end of the period	$47,102	$82,654
Supplemental disclosure of noncash investing and financing activities
Accounts payable for purchase of property, plant and equipment	$—	$76

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Notes to the unaudited consolidated condensed financial statements
(Amounts in thousands, except unit and share amounts)
1. Organization
The Company
Bioventus Inc. (together with its subsidiaries, the “Company”) was formed as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions in order to carry on the business of Bioventus LLC and its subsidiaries (“BV LLC”). Bioventus Inc. functions as a holding company with no direct operations, material assets or liabilities other than the equity interest in BV LLC. BV LLC is a limited liability company formed under the laws of the state of Delaware on November 23, 2011 and operates as a partnership. BV LLC commenced operations in May 2012.
On February 16, 2021, the Company completed its initial public offering (“IPO”), which was conducted through what is commonly referred to as an umbrella partnership C Corporation (“UP-C”) structure. The Company has majority interest, sole voting interest and controls the management of BV LLC. As a result, the Company consolidates the financial results of BV LLC and reports a noncontrolling interest representing the interest of BV LLC held by its continuing LLC owner.
The Company is focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing processes. The Company is headquartered in Durham, North Carolina and has approximately 1,040 employees.
Interim periods
The Company reports quarterly interim periods on a 13-week basis within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Each quarter ends on the Saturday closest to calendar quarter-end, with the exception of the fourth quarter, which ends on December 31. The 13-week quarterly periods for fiscal year 2023 end on April 1, July 1 and September 30. Comparable periods for 2022 ended on April 2, July 2 and October 1. The fourth and first quarters may vary in length depending on the calendar year.
Unaudited interim financial information
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, and the adjustments discussed in Note 1. Organization) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by U.S. GAAP.
Correction of immaterial misstatements
During the quarter ended April 1, 2023 and as part of the balance sheet review process, the Company identified misstatements in its calculation of the carrying amount of noncontrolling interest as it applies to the Company’s complex UP-C tax and ownership structure as prescribed in the amended and restated limited liability company agreement of BV LLC. Specifically, the Company failed to adjust the carrying amount of its noncontrolling interest to reflect changes in ownership interests relating to BV LLC. As a result, the previously issued consolidated financial statements reflect an understatement of noncontrolling interest and an overstatement of additional paid-in capital.
As a result of further research conducted, the Company discovered an additional error related to historical deferred income tax balances. The Company concluded that it had inappropriately calculated deferred income taxes by using an incorrect book basis in its investment of BV LLC during the Company’s IPO, which resulted in an overstatement of deferred tax liabilities, an understatement of noncontrolling interest and an understatement of additional paid-in capital.

The statements affected by these errors include the consolidated balance sheets and consolidated statements of stockholders’ and members’ equity issued in the Company’s Annual Report on Form 10-K for the years ended December 31, 2022 and December 31, 2021. There was no impact to any other financial statements for the periods presented. The Company concluded that these misstatements were not material, individually or in the aggregate, as evaluated under the Securities and Exchange Commission Staff Bulletin No. 99, Materiality; No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements; and Financial Accounting Standards Board ASC 250-10, Accounting Changes and Error Corrections. However, because of the significance of these items, and to facilitate comparison among periods, the Company has decided to revise its previously issued consolidated financial statements on a prospective basis. The Company will correct its prior period presentation for this error in its future 2023 quarterly financial statements included in its Forms 10-Q and 2023 Annual Report on Form 10-K for the period ended December 31, 2023. The adjustments did not have an impact on revenues, total assets or cash flows.
The following are selected line items from our aforementioned impacted financial statements illustrating the effect of the error corrections thereon:

Consolidated Balance Sheets — December 31, 2022	As Previously Reported	Adjustments	As Adjusted
Deferred income taxes (b)(d)	$74,138	$(71,890)	$2,248
Total liabilities	1,032,317	(71,890)	960,427
Additional paid-in capital (a)(b)(c)	481,919	8,657	490,576
Noncontrolling interest (a)(c)	23,751	63,233	86,984
Total stockholders’ equity	340,332	71,890	412,222

Consolidated Balance Sheets — December 31, 2021	As Previously Reported	Adjustments	As Adjusted
Deferred income taxes (b)	$133,518	$(73,867)	$59,651
Total liabilities	692,073	(73,867)	618,206
Additional paid-in capital (a)(b)	465,272	8,046	473,318
Noncontrolling interest (a)	74,865	65,821	140,686
Total stockholders’ equity	533,789	73,867	607,656
The Company’s consolidated statements of changes in stockholders’ and members equity as of December 31, 2022 and December 31, 2021 have been corrected to reflect the above adjustments. The Company revised the amounts originally reported for the years ended December 31, 2022 and December 31, 2021 for the following items:
(a)Recorded a $65,821 decrease to additional paid-in capital and a corresponding increase to noncontrolling interest. This action effectively rebalanced equity appropriately between the Company and its noncontrolling interests according to their respective BV LLC ownership interests.
(b)Recorded a $73,867 decrease to deferred income tax balances and an increase to additional paid in capital to reflect the correction of an error that occurred during the calculation of deferred taxes at the Company’s IPO.
(c)Reflects the entry as discussed in (a) above and additional rebalancing activity of $2,588 relating to the issuance of Class A common stock for equity plans during the year ended December 31, 2022.
(d)Reflects the entry as discussed in (b) and an additional $1,977 increase to deferred income tax balances and a reduction to additional paid in capital to reflect the deferred tax impact during the year ended December 31, 2022.
Going concern
The accompanying unaudited consolidated financial statements have been prepared under the going concern basis of accounting, which presumes that the Company’s liquidation is not imminent; however, based on the Company’s current financial position and liquidity sources, including current cash balances, and forecasted future cash flows, the Company is at risk of violating certain of its financial covenants under the Credit and Guaranty Agreement, dated December 6, 2019 (as amended on October 29, 2021, July 11, 2022 and March 31, 2023).
If mitigating steps are not taken or are not successful, the Company is at substantial risk of failing its covenants in 2024. A breach of a financial covenant under the Credit and Guaranty Agreement could accelerate repayment of our obligations under the agreement. Refer to Note 4. Financial instruments for further discussion concerning the Company’s long-term debt obligations.

The Company is actively pursuing plans to mitigate these conditions and events, such as considering various additional cost cutting measures, and exploring additional divestiture opportunities such as the recently announced plan to divest certain assets within its Wound Business; however, there can be no assurances that it is probable these plans will be successfully implemented or that they will successfully mitigate these conditions and events. Therefore, these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
As part of efforts to improve its financial condition, on February 27, 2023, the Company reached an agreement to return the assets and liabilities of CartiHeal (2009) Ltd. (“CartiHeal”), a wholly-owned subsidiary of the Company, to its former securityholders. The deconsolidation of CartiHeal relieved deferred consideration liabilities and milestone obligations related to the acquisition of CartiHeal. Refer to Note 3. Acquisitions and divestitures for further information regarding the acquisition and subsequent deconsolidation of CartiHeal. In addition, the Company announced a restructuring plan in December 2022 to align the Company’s organizational and management cost structure to improve profitability and cash flow. Refer to Note 9. Restructuring costs for further information.
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
Accounts receivable, net of allowances, consisted of the following as of:

	April 1, 2023	December 31, 2022
Accounts receivable(a)	$125,945	$143,317
Less: Allowance for credit losses(b)	(7,401)	(7,022)
	$118,544	$136,295
(a)Other receivables of $350 attributable to CartiHeal was reclassified to current assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Accounts receivable of $5,012 was reclassified into assets held for sale within the April 1, 2023 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding assets held for sale and the deconsolidation of CartiHeal.
(b)Allowance for credit losses of $898 was reclassified to assets held for sale within the April 1, 2023 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.
Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on aging of the account receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base with no single customer representing ten percent or more of sales. The Company has one customer representing approximately 11.8% of the accounts receivable balance as of April 1, 2023. Historically, the Company’s reserves have been adequate to cover credit losses.

Changes in credit losses were as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Beginning balance	$(7,022)	$(3,402)
Provision for losses	(1,079)	(1,152)
Write-offs	286	369
Recoveries	(484)	(69)
Reclassification to held for sale	898	—
Ending balance	$(7,401)	$(4,254)
Inventory
Inventory consisted of the following as of:

	April 1, 2023	December 31, 2022
Raw materials and supplies(a)	$24,729	$19,133
Finished goods(b)	65,461	67,484
Gross	90,190	86,617
Excess and obsolete reserves	(2,237)	(1,851)
	$87,953	$84,766
(a)Raw material inventory of $642 attributable to CartiHeal has been reclassified to current assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
(b)Finished goods inventory of $1,481 was reclassified to assets held for sale within the April 1, 2023 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further information.
Prepaid and other current assets
Prepaid and other current assets consisted of the following as of:

	April 1, 2023	December 31, 2022
Prepaid taxes	$4,400	$4,442
Prepaid and other current assets(a)	12,792	14,109
	$17,192	$18,551
(a)Prepaid and other current assets of $134 attributable to CartiHeal was reclassified to current assets attributable to discontinued operations within the December 31, 2022 balance sheet. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.

Intangible assets, net
Intangible assets consisted of the following as of:

	April 1, 2023	December 31, 2022
Intellectual property(a)(b)(c)	$676,549	$790,049
Distribution rights	61,325	61,325
Customer relationships(b)	57,950	67,450
IPR&D	5,500	5,500
Developed technology and other	13,998	13,998
Total carrying amount	815,322	938,322
Less accumulated amortization:
Intellectual property(a)(b)(c)	(188,094)	(187,767)
Distribution rights	(45,563)	(44,319)
Customer relationships(b)	(57,950)	(58,842)
Developed technology and other	(6,587)	(6,276)
Total accumulated amortization	(298,194)	(297,204)
Intangible assets, net before currency translation	517,128	641,118
Currency translation	(1,089)	(1,267)
	$516,039	$639,851
(a)Intellectual property and accumulated depreciation attributable to CartiHeal totaling $410,200 and $11,327, respectively, were reclassified to long-term assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
(b)Net intellectual property and customer relationships of $23,458 and $8,377, respectively, were reclassified into assets held for sale within the April 1, 2023 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.
(c)The Company recorded an impairment loss of $78,615 in the U.S. reporting segment of net intellectual property attributable to a business held for sale. The loss was recorded in impairment of assets within the consolidated condensed statements of operations and comprehensive loss. Refer to Refer to Note 3. Acquisitions and divestitures for further details regarding businesses held for sale.
Estimated amortization expense for intangibles subsequent to reclassifications and impairment for the remainder of 2023 and for the years ended December 31, 2024 through 2027 is expected to be $22,041, $26,347, $22,874, $20,030 and $19,652, respectively.
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
The Company has two reporting units and assesses impairment based upon qualitative factors and if necessary, quantitative factors. A reporting unit's fair value is determined using the income approach and discounted cash flow models by utilizing Level 3 inputs and assumptions such as future cash flows, discount rates, long-term growth rates, market value and income tax considerations. Specifically, the value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents the price estimated to be received in a sale of the reporting unit in an orderly transaction between market participants at the measurement date. The Company then reconciles the values of all reporting units to the market capitalization of the Company.

The Company’s goodwill resides within the International segment, of which $6,297 related to CartiHeal and was reclassified to long-term assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. The amount was recorded in discontinued operations, net of tax on the consolidated condensed statements of operations for the three months ended April 1, 2023 as a result of CartiHeal’s deconsolidation. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details concerning the deconsolidation of CartiHeal.
On November 8, 2022, due to a significant decline in the Company’s Class A common stock price, circumstances became evident that a possible goodwill impairment existed as of the third quarter 2022 balance sheet date. The Company concluded that the carrying value of the U.S. reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $189,197 during the year ended December 31, 2022. There were no accumulated impairment losses prior to the year ended December 31, 2022.
Accrued liabilities
Accrued liabilities consisted of the following as of:

	April 1, 2023	December 31, 2022
Gross-to-net deductions	$66,557	$71,227
Bonus and commission(a)	9,462	9,179
Compensation and benefits	6,843	11,428
Accrued interest	6,210	217
Income and other taxes	4,496	2,572
Other liabilities(b)	22,201	16,947
	$115,769	$111,570
(a)Bonus and commissions of $588 were reclassified into liabilities held for sale within the April 1, 2023 consolidated balance sheets. Refer to Note 3. Acquisitions and divestitures for further details.
(b)Other liabilities attributable to CartiHeal of $384 were reclassified into current liabilities attributable to discontinued operations within December 31, 2022 consolidated balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details.
3. Acquisitions and divestitures
Wound Business
The Company assesses its businesses and products in order to calibrate its strategic focus, enhance liquidity, prioritize investments and allocate capital to its core business units. As a result of this assessment, the Company has committed to a plan to divest certain assets within its Wound Business, specifically those attributable to TheraSkin and Theragenesis (the “Wound Business” or the “Disposal Group”).
The Company has classified the identifiable net assets of the Disposal Group as held for sale. Assets and liabilities determined to be part of the Disposal Group have been recorded as single amounts within the Company’s consolidated financial statements. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell, which is expected to occur within one year. The Company has ceased the depreciation and amortization attributable to assets classified as held for sale. Assets and liabilities held for sale are reviewed each reporting period to determine whether existing carrying values are fully recoverable in comparison to estimated fair values less costs to sell.
The Company evaluated the Wound Business for impairment during the first quarter of 2023. The Company recorded a $78,615 ($63,337 after tax) impairment as a result of this evaluation to reduce the intangible assets of the Wound Business to reflect their respective fair values less any costs to sell. The fair value of intangibles of the Wound Business was determined based on the consideration offered for the Wound Business.

The carrying amounts of the major classes of assets and liabilities of the Wound Business that were classified as held for sale were as follows:

April 1, 2023
Carrying amounts of assets classified as held for sale
Accounts receivable, net of allowance of $898	$4,114
Inventory	1,481
Property and equipment, net	443
Intangible assets	31,835
Total assets held for sale	$37,873

Carrying amounts of liabilities classified as held for sale
Accounts payable	$1,285
Accrued liabilities	588
Total liabilities held for sale	$1,873
CartiHeal (2009) Ltd
On July 12, 2022, the Company completed the acquisition of 100% of the remaining shares in CartiHeal, a privately held company headquartered in Israel and the developer of the proprietary Agili-C implant for the treatment of joint surface lesions in traumatic and osteoarthritic joints. The Company previously held an equity interest in CartiHeal’s fully diluted shares with a carrying value of $15,768 and $16,771 as of July 12, 2022 and December 31, 2022, respectively. Net equity losses associated with CartiHeal for the three months ended April 2, 2022 totaled $401, which was included in discontinued operations, net on the consolidated condensed statements of operations and comprehensive loss.
The Company acquired CartiHeal (the “CartiHeal Acquisition”) for an aggregate purchase price of approximately $315,000 and an additional $135,000, payable after closing upon the achievement of a certain sales milestone (“Sales Milestone”, or “CartiHeal Contingent Consideration”). The Company paid $100,000 of the aggregate purchase price upon closing consisting of a $50,000 deposit held in trust and $50,000 from a financing arrangement (Refer to Note 4. Financial instruments for further information regarding financing arrangements). The Company also paid approximately $8,622 of CartiHeal’s transaction-related fees and expenses and deferred $215,000 (“Deferred Amount”) of the aggregate purchase price otherwise due at closing.
The Deferred Amount was to be paid in five tranches commencing in 2023 and ending no later than 2027 as follows:
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
Pursuant to the CartiHeal Amendment (as defined below), the Company owed interest on each tranche of the Deferred Amount at a rate of 8.0% annually, until such tranche is paid. The Sales Milestone was payable upon the achievement of $75,000 in trailing twelve month sales pursuant to the CartiHeal Amendment.
The Company had entered into an Option and Equity Purchase Agreement with CartiHeal (“Option Agreement”) in January 2020 and a subsequent amendment in June 2022 (“CartiHeal Amendment”). The Option Agreement provided the Company with an exclusive option to acquire 100% of CartiHeal’s shares (“Call Option”), and provided CartiHeal with a put option that would require the Company to purchase 100% of CartiHeal’s shares under certain conditions. In August 2021, CartiHeal achieved pivotal clinical trial success, as defined in the Option Agreement, for the Agili-C implant. In order to preserve the Company’s Call Option, in accordance with the Option Agreement and upon approval of the Company’s Board of Directors (“BOD”), the Company deposited $50,000 into escrow in August 2021.

The First Paper Milestone under the Option Agreement occurred on February 13, 2023, which obligated the Company to make the first $50,000 payment, plus applicable interest, under the Option Agreement. On February 27, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with Elron Ventures Ltd. (“Elron” and together with the Company, the “Parties”) as representative of CartiHeal’s selling securityholders under the Option Agreement collectively, the “Former Securityholders”). Pursuant to the Settlement Agreement, Elron, on behalf of the Former Securityholders, agreed to forbear from initiating any legal action or proceedings relating to non-payment of any obligations arising under the Option Agreement during a period of 30 calendar days (the “Interim Period”) in exchange for (i) a one-time non-refundable amount of $10,000 and (ii) a one-time non-refundable payment of $150 to Elron to be used in accordance with the expense fund provisions of the Option Agreement. The Interim Period expired on March 29, 2023 and the Company did not exercise its right to extend the Interim Period. In addition, the Parties mutually released any further claims under the Option Agreement and related transaction documents, including without limitation a release by the Former Securityholders of any rights to enforce the provisions of the Option Agreement or make further monetary claims against the Company and/or its respective affiliates and representatives.
The Company transferred 100% of its shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the Former Securityholders pursuant to the Settlement Agreement. The Company had no ownership interest and no voting rights during the Interim Period. Accordingly, the Company concluded that upon execution of the Settlement Agreement, the Company ceased to control CartiHeal for accounting purposes, and therefore, deconsolidated CartiHeal effective February 27, 2023. CartiHeal was part of the Company’s international reporting segment. The Company treated the deconsolidation of CartiHeal as a discontinued operation. The loss upon disposal was $60,639 and was recorded within discontinued operations, net within the consolidated condensed statements of operations and comprehensive loss. The loss on disposal is comprised of the book value of CartiHeal’s net assets at the time of disposal, goodwill attributable to CartiHeal and the previously discussed non-refundable payments made to Elron. The Company allowed the Interim Period to expire on March 29, 2023 as the Company was not able to find a financing solution to fund the payment obligations under the Option and Equity Purchase Agreement on terms the Company believed to be favorable to it and its shareholders.
The fair value of consideration for the CartiHeal Acquisition was comprised of the following:

Cash consideration	$100,000
Transaction related costs	8,622
Subtotal of cash at closing	108,622
Deferred Amount	183,400
Sales Milestone	61,901
Fair value of previously held equity interest(a)	39,477
Total consideration	$393,400
(a)    Remeasurement of the Company’s equity method investment in CartiHeal, net of equity losses as a result of the purchase. The remeasurement included a gain of $23,709 calculated as the difference between the fair value and the carrying value of the Company’s investment in CartiHeal at the acquisition date and was recognized in other income during the third quarter of 2022 on the consolidated condensed statements of operations and comprehensive loss. The fair value was based upon: (i) the consideration transferred to members owning 89.97% of CartiHeal’s fully diluted shares; (ii) calculating the value of CartiHeal’s fully diluted shares based upon the transferred consideration; and (iii) applying the calculated value to the Company’s 10.03% ownership in CartiHeal’s fully diluted shares at the acquisition date.

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
Nearly 100% of the goodwill represents estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized and is attributable to expected revenue growth in new markets. The goodwill was not deductible for tax purposes and $55,295 and $4,999 was allocated to the U.S. and International reporting units, respectively.
CartiHeal’s intangibles consisted of the following:

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
4. Financial instruments
Long-term debt consisted of the following as of:

	April 1, 2023	December 31, 2022
Amended Term Loan due October 2026 (9.19% at April 1, 2023)	$420,712	$420,712
Revolver due October 2025 (9.28% at April 1, 2023)	29,000	—
Less:
Current portion of long-term debt	(41,320)	(33,056)
Unamortized debt issuance cost	(1,251)	(1,338)
Unamortized discount	(2,876)	(1,308)
	$404,265	$385,010
On December 6, 2019, the Company entered into a Credit and Guaranty Agreement (the “2019 Credit Agreement”) that was comprised of a $200,000 term loan (“Original Term Loan”) and a $50,000 revolving facility (the “Revolver”). The Company amended the 2019 Credit Agreement on October 29, 2021 in connection with the Misonix Acquisition in which the Company prepaid $80,000 on the Original Term Loan. The 2019 Credit Agreement, as amended, subsequent to the prepayment, was comprised of a $360,750 term loan (“Term Loan”) and the Revolver.

On July 11, 2022, the Company further amended the 2019 Credit Agreement, as amended on October 29, 2021 (the “First Amended 2019 Credit Agreement”), in conjunction with the CartiHeal Acquisition. Pursuant to the First Amended 2019 Credit Agreement, an $80,000 term loan facility (the “July 2022 Term Loan” and, together with the Term Loan, the “Term Loan Facilities”) was extended to the Company to be used for: (i) the financing of the CartiHeal Acquisition; (ii) the payment of related fees and expenses; (iii) repayment of the draws made on the Revolver; and (iv) working capital needs and general corporate purposes of the Company, including without limitation for permitted acquisitions.
The Company was not in compliance with certain financial covenants as of December 31, 2022. As a result, on March 31, 2023 (the “Closing Date”), the Company entered into another amendment to the 2019 Credit Agreement (collectively, with the October 2021 and July 2022 amendments, the “Amended 2019 Credit Agreement”) to, among other things, modify certain financial covenants, waive the noncompliance at December 31, 2022, and to modify interest rates applicable to borrowings under the 2019 Credit Agreement.
The Amended 2019 Credit Agreement contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of Bioventus LLC’s equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of assets of Bioventus LLC and its subsidiaries, as well as limitations on making changes to the business and organizational documents of Bioventus LLC and its subsidiaries. Financial covenant requirements include a maximum debt leverage ratio and an interest coverage ratio. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to the delivery of financial statements of the Company for the fiscal quarter ending June 30, 2024, the Company will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10,000 as of the end of each calendar month during such period. The Term Loan Facilities will mature on October 29, 2026. The Revolver will mature on October 29, 2025.
The Amended 2019 Credit Agreement had deferred financing costs of $3,661, of which $1,617 were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss and $2,044 were capitalized on the consolidated condensed balance sheets. There was no loss on debt refinancing and modification as a result of the March 2023 amendment.
As of April 1, 2023, $416,585 was outstanding on the Term Loan Facilities, net of original issue discount of $2,876 and deferred financing costs of $1,251. Capitalized deferred fees are amortized to interest expense on a straight-line basis over the term of the Term Loan Facilities, which approximates the effective interest method. The Company recorded $223 and $203 for deferred cost amortization in interest expense for the three months ended April 1, 2023 and April 2, 2022, respectively. The Company had $29,000 and no outstanding borrowings on its Revolver as of April 1, 2023 and December 31, 2022, respectively.
The estimated fair value of the Term Loan Facilities was $414,402 as of April 1, 2023. The fair value of these obligations was determined based on the midpoint of the Bloomberg Valuation. This is classified as a Level 2 instruments within the fair value hierarchy.
The Company historically entered into interest rate swap agreements to limit its exposure to changes in the variable interest rate on its long-term debt. The Company had one non-designated interest rate swap agreement that was terminated on October 28, 2022. The Company received $7,738 upon the swap’s termination. The swap was carried at fair value on the balance sheet with changes in fair value recorded as interest income or expense within the consolidated condensed statements of operations and comprehensive loss. Net interest income of $3,924 was recorded related to the change in fair value of the interest rate swap for the three months ended April 2, 2022.
5. Fair value measurements
The process for determining fair value has not changed from that described in the Annual Report on Form 10-K for the year ended December 31, 2022.

There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 inputs. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 2 and Level 3 inputs:

	April 1, 2023		December 31, 2022
	Total	Level 3	Total	Level 3
Liabilities:
Deferred Amount - Current(a)	$—	$—	$117,615	$117,615
Deferred Amount - Long Term(a)	—	—	79,269	79,269
CartiHeal contingent consideration- Sales Milestone(a)	—	—	67,251	67,251
Bioness contingent consideration	17,718	17,718	17,431	17,431
Total liabilities:	$17,718	$17,718	$281,566	$281,566
(a)The Deferred Amount and contingent consideration attributable to CartiHeal have been reclassified to discontinued operations within the December 31, 2022 balance sheet. CartiHeal was fully deconsolidated during the first quarter of 2023. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
Deferred Amount
The Deferred Amount that resulted from the CartiHeal Acquisition was calculated based on the total amount payable on each due date for the five payment tranches including applicable interest. As previously discussed, the Company reached a settlement Agreement with the Former Securityholders. Pursuant to the Settlement Agreement, the Company was relieved of the obligations under the Deferred Amount. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
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
Key assumptions used to estimate the fair value of contingent consideration include projected financial information, market data and the probability and timing of achieving the specific targets. After the initial valuation, the Company generally uses its best estimate to measure contingent consideration at each subsequent reporting period using unobservable Level 3 inputs. As previously discussed, the Company reached a settlement agreement with the Former Securityholders and was relieved of the CartiHeal Contingent Consideration obligations. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
Unobservable inputs
A summary of unobservable Level 3 inputs utilized for the above liabilities are as follows:

	Valuation Technique	Unobservable inputs	Range
Bioness contingent consideration	Discounted cash flow	Payment discount rate	6.4% - 6.8%
		Payment period	2024 - 2025
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the table above resulted from the acquisition of Bioness on March 30, 2021. Contingent consideration is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. Changes in contingent consideration related to Bioness totaled $287 and $269 for the three months ended April 1, 2023 and April 2, 2022, respectively, and were recorded as the change in fair value of contingent consideration within the consolidated condensed statements of operations and comprehensive loss. Changes in contingent consideration related to the CartiHeal Acquisition totaled $1,710 for the three months ended April 1, 2023 and is reported within discontinued operations, net within the consolidated condensed statements of operations and comprehensive loss. Pursuant to the Settlement Agreement, the Company was relieved of CartiHeal related obligations. The Company deconsolidated the remaining $68,961 contingent consideration liability as a result. Refer to Note 3. Acquisitions and divestitures for further details regarding the deconsolidation of CartiHeal.

6. Equity-based compensation
The Company operates an equity-based compensation plan (the “2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), other stock-based awards, and cash awards (collectively, “Awards”). As of April 1, 2023, 11,278,656 shares of Class A common stock were authorized to be awarded and 2,762,266 shares were available for Awards.
Equity-based compensation expense for Awards granted under the 2021 Plan for the three months ended April 1, 2023 and April 2, 2022, totaled $1,718 and $4,731, respectively. The expense is primarily included in selling, general and administrative expense with a nominal amount in research and development expense on the consolidated condensed statements of operations and comprehensive loss based upon the department of the employee. There were $430 and $1,225 income tax benefit related to this expense for the three months ended April 1, 2023 and April 2, 2022, respectively.
Restricted Stock Units
During the three months ended April 1, 2023, the Company granted time-based RSUs which vest at various dates through January 3, 2027. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to the RSUs totaled $2,265 at April 1, 2023, and is expected to be recognized over a weighted average period of approximately 2.50 years. A summary of the RSU award activity for the three months ended April 1, 2023 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2022	1,189	$11.96
Granted	39	2.78
Vested	(223)	12.77
Forfeited or canceled	(100)	12.66
Unvested at April 1, 2023	905	$11.29
Stock Options
During the three months ended April 1, 2023, the Company granted time-based stock options which vest over 2 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 2 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the three months ended April 1, 2023 is shown in the following table.

Risk-free interest rate	3.9%
Expected dividend yield	—%
Expected stock price volatility	35.2%
Expected life of stock options (years)	6.25
The weighted-average grant date fair value of options granted during the three months ended April 1, 2023 was $1.10 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $9,614 at April 1, 2023, and is expected to be recognized over a weighted average period of approximately 3.78 years.

A summary of stock option activity is as follows for the three months ended April 1, 2023 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2022	8,910	$11.65
Granted	22	2.61
Forfeited or canceled	(636)	12.61
Outstanding at April 1, 2023	8,296	11.56	7.44 years	$—
Exercisable and vested at April 1, 2023	5,026	$10.87	6.74 years	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Class A common stock for options that had exercise prices lower than $1.07 per share, the closing price of the Company’s Class A common stock on March 31, 2023.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of April 1, 2023, the aggregate number of shares reserved for issuance under the ESPP was 1,181,830. A total of 222,076 shares were issued and $128 of expense was recognized during the three months ended April 1, 2023. A total of 48,993 shares were issued and $158 of expense was recognized during the three months ended April 2, 2022.
7. Stockholders’ equity
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

Holders of Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests and the number of shares of Class B common stock held by the Smith & Nephew, Inc. (the “Continuing LLC Owner”). Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis upon the redemption or exchange of any outstanding LLC Interests.
The Company must, at all times, maintain a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of LLC Interests owned by the Company.
BV LLC recapitalization
The BV LLC Agreement provides that holders of LLC Interests may, from time to time, require the Company to redeem all or a portion of their LLC Interests for newly-issued shares of Class A common stock on a one-for-one basis. The Company may elect to settle any such redemption in shares of Class A common stock or in cash.
The amendment also requires that the Company, at all times, maintain (i) a one-to-one ratio between the number of outstanding shares of Class A common stock and the number of LLC Interests owned by the Company and (ii) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing LLC Owner and the number of LLC Interests owned by the Continuing LLC Owner.
Noncontrolling interest
In connection with any redemption, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the three months ended April 1, 2023 or during the year ended December 31, 2022. The following table summarizes the ownership interest in BV LLC as of April 1, 2023 and December 31, 2022 (number of units in thousands):

	April 1, 2023		December 31, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	62,508	79.8%	62,063	79.7%
Continuing LLC Owner	15,787	20.2%	15,787	20.3%
Total	78,295	100.0%	77,850	100.0%

8. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended
	April 1, 2023	April 2, 2022
Numerator:
Net (loss) income from continuing operations, net of tax	$(100,018)	$(14,405)
Net loss attributable to noncontrolling interests — continuing operations	20,360	3,529
Net loss attributable to Bioventus Inc. Class A common stockholders — continuing operations	$(79,658)	$(10,876)

Numerator:
Net (loss) income from discontinued operations, net of tax	$(74,429)	$(401)
Net loss attributable to noncontrolling interests — discontinued operations	14,937	—
Net loss attributable to Bioventus Inc. Class A common stockholders — discontinued operations	$(59,492)	$(401)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	62,124,752	60,484,969

Net loss per share of Class A common stock from continuing operations, basic and diluted	$(1.28)	$(0.18)
Net loss per share of Class A common stock from discontinued operations, basic and diluted	(0.96)	(0.01)
Net loss per share of Class A common stock, basic and diluted	$(2.24)	$(0.19)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares as of April 1, 2023 and April 2, 2022 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended
	April 1, 2023	April 2, 2022
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737
Stock options	8,517,045	8,757,706
RSUs	1,070,105	462,404
Total	25,373,887	25,006,847
(a)Class A Shares reserved for future issuance upon redemption or exchange of LLC Interests by the Continuing LLC Owner.
9. Restructuring costs
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. These charges are included in restructuring costs in the consolidated statements of operations and comprehensive loss. Liabilities associated from restructuring costs are recorded in accrued liabilities on the consolidated balance sheets.
The Company announced a restructuring plan in December 2022 (the “2022 Restructuring Plan”) that is intended to align the Company’s organizational and management cost structure to improve profitability and cash flow. The Company expects to incur $4,000 to $5,000 of pre-tax costs under the 2022 Restructuring Plan primarily consisting of employee severance and additional expenses for third-party and other related costs. Pre-tax charges recognized during the three months ended April 1, 2023 and the year ended December 31, 2022 totaled $262 and $4,581, respectively.

The Company adopted restructuring plans for businesses acquired to reduce headcount, reorganize management structure and consolidate certain facilities during the second half of 2021 (the “2021 Acquisition Restructuring Plan”) and during the first quarter of 2022 (the “2022 Acquisition Restructuring Plan”). The Company planned total pre-tax charges for the 2021 Acquisition Restructuring Plan and 2022 Acquisition Restructuring Plan are $3,500 and $2,300, respectively. There was nominal activity related to the 2021 Acquisition Restructuring Plan during the three months ended April 1, 2023 and $377, $719 and $2,487 recognized during the three months ended April 2, 2022, and the years ended December 31, 2022 and 2021, respectively. The 2021 Acquisition Restructuring Plan is essentially completed. Costs incurred attributable to the 2022 Acquisition Restructuring Plan totaled $84, $200 and $1,479 during the three months ended April 1, 2023 and April 2, 2022, and the year ended December 31, 2022, respectively.
The Company’s restructuring charges and payments for plans related to businesses recently acquired comprised of the following:

	Employee severance and temporary labor costs	Other charges	Total
Balance at December 31, 2022	$3,760	$—	$3,760
Expenses incurred	125	192	317
Payments made	(1,653)	(192)	(1,845)
Balance at April 1, 2023	$2,232	$—	$2,232
10. Income taxes
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
For the three months ended April 1, 2023 and April 2, 2022, the Company's effective tax rate was 0.1% and 26.3%, respectively. The decrease for the three months ended April 1, 2023 was primarily due to changes in our forecasted effective rate and a net increase in reserve for uncertain tax positions. The change in the forecasted effective rate for the three months ended April 1, 2023 compared to three months ended April 2, 2022 was primarily due to an increase in the valuation allowance applied to our net deferred tax assets.
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
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of April 1, 2023, the Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
11. Commitments and contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from 1 month to 10 years.

The components of lease cost were as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Operating lease cost	$1,069	$1,126
Short-term lease cost(a)	206	183
Financing lease cost:
Amortization of finance lease assets	235	9
Interest on lease liabilities	137	1
Total lease cost	$1,647	$1,319
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to operating leases were as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,100	$1,254
Operating cash flows from financing leases	$90	$1
Financing cash flows from finance leases	$37	$13

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$225	$—
Financing lease obligations	$9,141	$—
Supplemental balance sheet and other information related to operating leases were as follows:

	April 1, 2023	December 31, 2022
Operating lease assets(a)	$16,063	$16,690

Operating lease liabilities- current(b)	$3,854	$3,552
Operating lease liabilities- noncurrent(b)	13,455	14,355
Total operating lease liabilities	$17,309	$17,907

Property, plant and equipment - net (finance leases)	$9,034	$128

Finance lease liabilities - current	$419	$55
Finance lease liabilities - noncurrent	6,602	76
Total financing lease liabilities	$7,021	$131

Weighted average remaining lease term (years) for leases
Operating leases	4.6	4.8
Finance leases	10.0	2.4

Weighted average discount rate for leases
Operating leases	4.6%	4.8%
Finance leases	8.0%	3.3%
(a)Operating lease assets totaling $618 attributable to CartiHeal was reclassified to long-term assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.

(b)Operating lease liabilities-current totaling $176 and operating lease liabilities-noncurrent of $442 were reclassified into current liabilities attributable to discontinued operations and long-term liabilities attributable to discontinued operations, respectively, within the December 31, 2022 consolidated balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
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
The Company is presently unable to predict the duration, scope, or result of these matters. As such, the Company is presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, related to these matters. While the Company intends to defend these matters vigorously, the outcome of such litigation or any other litigation is necessarily uncertain, is not within the Company’s complete control and might not be known for extended periods of time. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, other than the specific matters described below, if decided adversely, is not expected to have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
Bioventus shareholder litigation
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina, Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The lead plaintiff’s amended consolidated complaint is due to be filed with the Court on June 12, 2023. Defendants’ motion to dismiss the amended consolidated complaint is due on July 17, 2023. The Company believes the claims alleged lack merit and intends to defend itself vigorously. The outcome of the litigation is not presently determinable, and any loss is neither probable nor reasonably estimable.
Bioness patent litigation
On June 15, 2022, the Company, through its subsidiary Bioness, filed a lawsuit in the United States District Court for the Eastern District of Virginia against Aretech, LLC (“Aretech”) alleging infringement by Aretech of various patents related the Bioness’ Vector Gait and Safety Support System®. On August 8, 2022, Aretech filed an answer to the lawsuit denying infringement and asserting various affirmative defenses and counterclaims to the Bioness complaint. Bioness filed a motion to dismiss the defendant’s counterclaims on September 28, 2022. In response to Bioness’ motion to dismiss the counterclaims, on October 19, 2022, Aretech filed an amended answer and counterclaims. On November 16, 2022, Bioness filed a partial motion to dismiss certain of the amended counterclaims. On January 23, 2023, the court granted-in-part Bioness’ motion dismissing Aretech’s antitrust and inventorship-related counterclaims, but allowed certain of Aretech’s counterclaims to proceed. On March 23, 2023, the parties entered into a settlement and license agreement that resolved all claims in the litigation. The agreement also provides cross licenses to the parties for certain of their respective patents relevant to the claims asserted in the litigation.

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

On August 19, 2021, the court issued a ruling granting, in part, plaintiff’s motion for summary judgment, awarding plaintiff attorney’s fees and related expenses incurred in connection with performance of the plaintiff’s directorial duties, and denying fees and expenses incurred in a non-director capacity. In its ruling, the court’s order also directed the parties to agree upon a process that will govern the payment of and challenges to plaintiff’s payment requests and required Bioness to pay 50% of the demanded amount into escrow if more than 50% of the total invoiced amount was in dispute. Pursuant to the court’s order, Bioness paid approximately $1,300 into escrow. On November 1, 2022, at a hearing before Delaware State Court of Chancery, the court ruled in favor of the former Bioness director awarding attorney’s fees in connection with the underlying pre-merger litigation and the advancement action in the amounts claimed, less approximately $50. On December 23, 2022, Bioness and the plaintiff entered into a settlement agreement resolving the matter for the aggregate sum of $2,500 payable to the plaintiff. The settlement was satisfied by releasing the $1,300 previously paid by Bioness and held in escrow and by an additional payment of $1,200. Pursuant to the indemnification obligations under the Bioness Merger Agreement, this subsequent payment was made on behalf of Bioness on December 28. 2022, by the selling majority shareholder under that agreement. The Company subsequently recovered the $1,300 paid into escrow from the selling Bioness shareholders pursuant an indemnification request under the Bioness Merger Agreement. An order dismissing the case was entered by the court on January 27, 2023.
On February 8, 2022, the above referenced minority shareholder of Bioness filed another action in the Delaware State Court of Chancery in connection with the Company’s acquisition of Bioness. This action names the former Bioness directors, the Alfred E. Mann Trust (Trust), which was the former majority shareholder of Bioness, the trustees of the Trust and Bioventus as defendants. The complaint alleges, among other things, that the individual directors, the Trust, and the trustees breached their fiduciary duty to the plaintiff in connection with their consideration and approval of the Company’s transaction. The complaint also alleges that the Company aided and abetted the other defendants in breaching their fiduciary duties to the plaintiff and that the Company breached the Merger Agreement by failing to pay the plaintiff its pro rata share of the merger consideration. The Company believes that it is indemnified under the indemnification provisions contained in the Bioness Merger Agreement for these claims. On July 20, 2022, the Company filed a motion to dismiss all claims made against it on various grounds, as did all the other named defendants in the suit. A hearing on Bioness’ and other the defendant’s motions was held before the Court of Chancery on January 19, 2023. The Company believes that there are various legal and factual defenses to the claims plaintiff made against us and intend to defend ourselves vigorously. On April 27, 2023, the Court issued an order which, among other things, dismissed Bioventus from the case.
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
On August 23, 2019, the Company was assigned a third-party license on a product currently in development and the Company is subject to a 3% royalty on certain commercial sales, or a nominal minimum amount per quarter.
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
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (OA) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the three months ended April 1, 2023 and April 2, 2022 totaled $2,321 and $3,332, respectively. These royalties are included in cost of sales within the consolidated condensed statements of operations and comprehensive loss.
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

The Company has an exclusive license agreement for bioactive bone graft putty. The Company is required to pay a royalty on all commercial sales revenue from the licensed products with a minimum annual royalty payment through 2023, the date the agreement will expire, upon the expiration of the patent held by the licensor. These royalties are included in cost of sales on the consolidated condensed statements of operations and comprehensive loss.
From time to time, the Company causes letters of credit (“LOCs”) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of April 1, 2023 and December 31, 2022, the Company had one LOC outstanding for a nominal amount.
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
12. Revenue recognition
Our policies for recognizing sales have not changed from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. The following table presents the Company’s net sales disaggregated by major products (Vertical) within each segment as follows:

	Three Months Ended
	April 1, 2023	April 2, 2022
U.S.
Pain Treatments	$40,995	$47,874
Restorative Therapies	32,488	28,946
Surgical Solutions	30,495	27,261
Total U.S. net sales	103,978	104,081

International
Pain Treatments	5,331	4,179
Restorative Therapies	5,614	5,414
Surgical Solutions	4,136	3,616
Total International net sales	15,081	13,209

Total net sales	$119,059	$117,290
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

The following table presents segment adjusted EBITDA reconciled to loss before income taxes:

	Three Months Ended
	April 1, 2023	April 2, 2022
Segment adjusted EBITDA
U.S.	$14,712	$4,839
International	2,239	2,333
Interest (expense) income, net	(9,694)	1,550
Depreciation and amortization	(16,473)	(12,479)
Acquisition and related costs	(1,175)	(7,978)
Restructuring and succession charges	(317)	(577)
Equity compensation	(1,846)	(4,889)
CartiHeal divestiture and debt restructuring	(5,330)	—
Impairment of assets	(78,615)	—
Other items	(3,665)	(2,336)
Loss before income taxes	$(100,164)	$(19,537)
14. Discontinued operations
On February 27, the Company reached a Settlement Agreement with the Former Securityholders of CartiHeal that resulted in the transfer of 100% of Company’s shares in CartiHeal to a Trustee. Refer to Note 3. Acquisitions and divestitures for further details concerning the CartiHeal Settlement Agreement and its deconsolidation from the Company’s financial statements. CartiHeal had no sales for the three months ended April 1, 2023 and year ended December 31, 2022.
The following table summarizes CartiHeal’s major classes of assets and liabilities as reported on the consolidated condensed balance sheets as of December 31, 2022 as the balances were fully deconsolidated as of April 1, 2023:

December 31, 2022
Carrying amounts of major classes of assets included as part of discontinued operations
Cash	$1,628
Restricted cash	23
Other receivables	350
Inventory	642
Prepaid and other current assets	134
Property and equipment, net	191
Goodwill	6,297
Intangible assets, net	398,873
Operating lease assets	618
Other assets	15
Total assets	$408,771

Carrying amounts of major liabilities included as part of discontinued operations
Accounts payable	$852
Accrued liabilities	384
Current portion of deferred consideration	117,615
Other current liabilities	236
Deferred income taxes	79,863
Deferred consideration	79,269
Contingent consideration	67,251
Other long-term liabilities	2,528
Total liabilities	$347,998

The following table summarizes the major income and expense line items of these discontinued operations, as reported in the consolidated statements of operations for the three months ended April 1, 2023 and April 2, 2022:

	Three Months Ended
	April 1, 2023	April 2, 2022
Selling, general and administrative expense	$1,728	$—
Research and development expense	396	—
Change in fair value of contingent consideration(a)	1,710	—
Depreciation and amortization(a)	4,264	—
Operating loss from discontinued operations	(8,098)	—
Interest expense (income), net	4,889	—
Other expense(b)	61,442	401
Other expense	66,331	401
Net loss	(74,429)	(401)
Loss attributable to noncontrolling interest	14,937	—
Net loss attributable to Bioventus Inc.	$(59,492)	$(401)
(a)Depreciation and amortization and the change in fair value of contingent consideration represents the significant operating non-cash items of discontinued operations.
(b)Other expense includes the $60,639 loss on deconsolidation, of which $10,150 was attributable to non-refundable payments.
15. Subsequent events
On April 4, 2023, Mr. Reali resigned as a director and officer of the Company, and Mr. Anthony P. Bihl III was appointed as Interim Chief Executive Officer of the Company and as a Class III director of the Company, effective April 5, 2023. Mr. Bihl succeeds Mr. Reali as the Company’s principal executive officer.
On April 6, 2023, the Company repaid $15,000 on its revolving credit facility.
On May 10, 2023 the Company entered into a definitive agreement to sell its Wound Business, including TheraSkin and TheraGenesis, for total potential cash consideration of $85,000, including $35,000 at closing, $5,000 deferred for 18 months and $45,000 in potential earn-out payments. The Company expects to net approximately $30,000 at closing after fees and expenses that will be used to repay existing debt. The sale of the Wound Business is expected to close approximately one week before the end of May 2023.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Bioventus Inc.’s (sometimes referred to as “we,” “us,” “our,” “Bioventus” or “the Company”) financial condition and results of operations should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” and our unaudited consolidated condensed financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022 (“2022 10-K”).

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
For additional information, see Going Concern section below and Part II. Item 1A. Risk Factors.
The following table sets forth total net sales, net loss and Adjusted EBITDA for the periods presented:

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	$119,059	$117,290
Net loss from continuing operations	$(100,018)	$(14,405)
Adjusted EBITDA(1)	$16,951	$7,172
Loss per Class A common stock, basic and diluted:
Continuing operations	$(1.28)	$(0.18)
Discontinued operations	(0.96)	(0.01)
Loss per Class A common stock, basic and diluted	$(2.24)	$(0.19)
(1)See below under results of operations-Adjusted EBITDA for a reconciliation of net loss to Adjusted EBITDA.
Significant transactions
Wound Business
We routinely assess our products and businesses for alignment with our strategic focus and liquidity needs. As a result of this assessment, we decided to sell our Wound Business, specifically, those assets attributable to TheraSkin and Theragenesis (the “Wound Business” or the “Disposal Group”).
We also evaluated the assets of the Wound Business for impairment during the first quarter of 2023. We recorded a $78.6 million impairment ($63.3 million after tax) as a result of this evaluation to reduce the intangible assets of the Disposal Group to their respective fair values.
On May 10, 2023 we entered into a definitive agreement to sell our Wound Business, including TheraSkin and TheraGenesis, for total potential cash consideration of $85.0 million, including $35.0 million at closing, $5.0 million deferred for 18 months and $45.0 million in potential earn-out payments. We expect to net approximately $30.0 million at closing after fees and expenses that will be used to repay existing debt. The sale of the Wound Business is expected to close before the end of May 2023.

CartiHeal
On July 12, 2022, we acquired 100% of CartiHeal (2009) Ltd. (“CartiHeal”), a privately held company headquartered in Israel and the developer of the proprietary Agili-C implant for the treatment of joint surface lesions in traumatic and osteoarthritic joints. We purchased CartiHeal (“CartiHeal Acquisition”) for an aggregate purchase price of approximately $315.0 million and an additional $135.0 million, becoming payable after closing upon the achievement of a certain sales milestone (“Sales Milestone Consideration”). We paid $100.0 million of the aggregate purchase price upon closing, consisting of a $50.0 million escrow deposit and $50.0 million from a financing arrangement. We also paid approximately $8.6 million of CartiHeal’s transaction-related fees and expenses and deferred $215.0 million (“Deferred Amount”) of the aggregate purchase price otherwise due at closing until the earlier of the achievement of certain milestones or the occurrence of certain installment payment dates. We recognized a gain of $23.7 million due to the change in fair value of our equity method investment in CartiHeal as a result of the purchase during the third quarter of 2022. The gain was recognized in other income within the consolidated statement of operations and comprehensive loss.
We previously entered into an Option and Equity Purchase Agreement with CartiHeal (“Option Agreement”) in July 2020. The Option Agreement provided us with an exclusive option to acquire 100% of CartiHeal’s shares (“Call Option”), and provided CartiHeal with a put option that would require us to purchase 100% of CartiHeal’s shares under certain conditions. In August 2021, CartiHeal achieved pivotal clinical trial success, as defined in the Option Agreement, for the Agili-C implant. In order to preserve our Call Option, in accordance with the Option Agreement and upon approval of the Board of Directors (“BOD”), we deposited $50.0 million into escrow in August 2021 for the potential acquisition of CartiHeal.
In April 2022, we exercised our Call Option to acquire all of the remaining shares of CartiHeal, excluding shares we already owned. Our decision to exercise the Call Option followed the FDA’s March 29, 2022 premarket approval of CartiHeal’s Agili-C implant. On June 17, 2022, the Company entered into an amendment to the Option Agreement with CartiHeal (“CartiHeal Amendment”) and Elron Ventures Limited, in its capacity as the shareholder representative, that provided for deferred payment of the consideration for CartiHeal to be paid in multiple tranches, one of which was $50.0 million due upon the earliest to occur — the publication in a peer-reviewed orthopedic journal of an article that presents the results of the pivotal clinical trial (“First Paper Milestone”) or July 1, 2023.
Pursuant to the CartiHeal Amendment, we agreed to pay interest on each tranche of the Deferred Amount at a rate of 8.0% annually, until such tranche is paid.
The First Paper Milestone under the Option Agreement occurred on February 13, 2023, triggering our obligation to make the first $50.0 million payment, plus applicable interest, under the Option Agreement.
On February 27, 2023, we entered into a settlement agreement (the “Settlement Agreement”) with Elron Ventures Ltd. (“Elron” and together with the Company, the “Parties”) as representative of CartiHeal’s selling securityholders under the Option Agreement collectively, the “Former Securityholders”). Pursuant to the Settlement Agreement, Elron, on behalf of the Former Securityholders, agreed to forbear from initiating any legal action or proceedings relating to non-payment of any obligations arising under the Option Agreement during a period of 30 calendar days (the “Interim Period”) in exchange for (i) a one-time non-refundable amount of $10.0 million and (ii) a one-time non-refundable payment of $0.2 million to Elron to be used in accordance with the expense fund provisions of the Option Agreement. The Interim Period expired on March 29, 2023 and we did not exercise our right to extend the Interim Period. In addition, the Parties mutually released any further claims under the Option Agreement and related transaction documents, including without limitation a release by the Former Securityholders of any rights to enforce the provisions of the Option Agreement or make further monetary claims against us and/or our respective affiliates and representatives.
Upon execution of the Settlement Agreement, we transferred 100% of our shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the Former Securityholders. We had no ownership interest and no voting rights during the Interim Period. We have concluded that upon execution of the Settlement Agreement, the Company ceased to control CartiHeal for accounting purposes, and therefore, have deconsolidated CartiHeal (the “Deconsolidation”, or “Disposal”) effective February 27, 2023. We treated the Disposal as a discontinued operation. The loss upon disposal is estimated to be $60.6 million and was recorded within loss from discontinued operations, net.
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

B.O.N.E.S. Trial
We submitted a premarket approval (“PMA”) supplement to the FDA in December 2020 seeking approval of an expanded indication for EXOGEN, specifically, for the adjunctive treatment of acute and delayed metatarsal fractures to reduce the risk of non-union. This PMA supplement was based on and supported by clinical data in metatarsal fractures from the ongoing B.O.N.E.S. study. In April 2021, we received a letter from the FDA identifying certain deficiencies in the PMA supplement that must be addressed before the FDA can complete its review of the PMA supplement. The deficiencies include concerns about the data and endpoints from the B.O.N.E.S. study, and requests for re-analyses of certain data and provision of other information to support the findings. In December 2021, we completed the follow-up of all patients in the scaphoid B.O.N.E.S. study. In October 2022, we elected to withdraw our PMA submission on metatarsal fractures. Presently, we are in the process of finalizing our PMA supplement for the scaphoid indication. In the scaphoid study analysis plan, the applicable feedback received from the FDA in the prior metatarsal submission was applied prospectively and as such we believe this second filing will address the FDA’s concerns on the study design. Assuming positive outcome with the FDA of the scaphoid review, we would consider resubmitting the metatarsal data at a later date. We can, however, give no assurance that the scaphoid review will be accepted by the FDA or, if accepted, that we will be able to resolve the deficiencies in the PMA supplements identified by the FDA in a timely manner, or at all. Consequently, the FDA’s decision on the PMA supplements might be delayed beyond the time originally anticipated. Moreover, if our responses do not satisfy the FDA’s concerns, the FDA might not approve our PMA supplements seeking to expand the indications for use of EXOGEN in scaphoid and metatarsal fractures as proposed.
MOTYS Update
During the second quarter of 2022, prior to obtaining the results from our Phase 2 trial, we elected to discontinue the development of MOTYS, to focus our resources on other priorities, including the integration of our 2021 and 2022 acquisitions and our expanded R&D and product development portfolio we inherited with these acquisitions. We incurred $0.9 million during the three months ended April 1, 2023, and we expect to incur approximately $5.0 million to $6.0 million exclusively to fulfill our remaining regulatory obligations related to our Phase 2 trial (“MOTYS Costs”). We have incurred $5.2 million since the election to discontinue occurred during the second quarter of 2022.
Consolidated Appropriations Act
In July 2022, in connection with the Consolidated Appropriations Act, 2021 (“CAA”), the Centers for Medicare and Medicaid Services (“CMS”) began utilizing new pricing information the Company reported to it pursuant to the newly adopted reporting obligations to adjust the Medicare payment to healthcare providers using our Durolane and Gelsyn-3 products.
Results of Operations
For a description of the components of our results of operations, refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 10-K.
The following table sets forth components of our condensed consolidated condensed statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended
	April 1, 2023	April 2, 2022
Net sales	100.0%	100.0%
Cost of sales (including depreciation and amortization)	37.9%	35.5%
Gross profit	62.1%	64.5%
Selling, general and administrative expense	67.9%	73.4%
Research and development expense	3.2%	5.9%
Restructuring costs	0.3%	0.5%
Change in fair value of contingent consideration	0.2%	0.2%
Depreciation and amortization	1.8%	2.8%
Impairment of assets	66.0%	—%
Operating loss	(77.3%)	(18.3%)

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands)	April 1, 2023	April 2, 2022
Net loss from continuing operations	$(100,018)	$(14,405)
Interest expense (income), net	9,694	(1,550)
Income tax benefit, net	(146)	(5,132)
Depreciation and amortization(a)	16,473	12,479
Acquisition and related costs(b)	1,175	7,978
Restructuring and succession charges(c)	317	577
Equity compensation(d)	1,846	4,889
Financial restructuring costs(e)	5,330	—
Impairment of assets(f)	78,615	—
Other items(g)	3,665	2,336
Adjusted EBITDA	$16,951	$7,172
(a)Includes for the three months ended April 1, 2023 and April 2, 2022, respectively, depreciation and amortization of $14,339 and $9,218 in cost of sales and $2,134 and $3,261 in operating expenses presented in the consolidated condensed statements of operations and comprehensive loss.
(b)Includes acquisition and integration costs related to completed acquisitions, amortization of inventory step-up associated with acquired entities, and changes in fair value of contingent consideration.
(c)Costs incurred were the result of adopting restructuring plans to reduce headcount, reorganize management structure, and to consolidate certain facilities.
(d)Includes compensation expense resulting from awards granted under our equity-based compensation plans.
(e)Financial Restructuring costs which include advisory fees and debt amendment related costs.
(f)Represents a non-cash impairment charge for intangible assets attributable to our Wound Business due to our decision to divest the business.
(g)Other items primarily includes charges associated with strategic transactions, such as potential acquisitions or divestitures, incremental one-time consulting costs related to the recertification of certain products to comply with the new and extensive EU MDR requirements, and costs attributable to MOTYS. During the second quarter of 2022, prior to obtaining the results from our Phase 2 trial, we elected to discontinue the development of MOTYS, to focus our resources on other priorities, including the integration of our acquisitions and our expanded R&D and product development portfolio we inherited with these acquisitions. We incurred $0.9 million during the three months ended April 1, 2023 related to MOTYS. We expect to incur approximately $5.0 million to $6.0 million in total to fulfill our remaining regulatory obligations related to our Phase 2 trial. We have incurred $5.2 million since the election to discontinue occurred during the second quarter of 2022.
Non-GAAP Financial Measures - Adjusted EBITDA
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator that management uses as a measure of operating performance as well as for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net loss from continuing operations before depreciation and amortization, provision of income taxes and interest expense (income), net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include acquisition and related costs, impairments on goodwill, impairments of assets, restructuring and succession charges, equity compensation expense, financial restructuring costs, and other items. Adjusted EBITDA by segment is comprised of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.

Non-GAAP financial measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. These measures might exclude certain normal recurring expenses. Therefore, these measures might not provide a complete understanding of the Company's performance and should be reviewed in conjunction with the U.S. GAAP financial measures. Additionally, other companies might define their non-GAAP financial measures differently than we do. Investors are encouraged to review the reconciliation of the non-GAAP measure provided in this Quarterly Report on Form10-Q, including in the table above, to its most directly comparable U.S. GAAP measure.
Net sales

	Three Months Ended		Change
(in thousands, except for percentage)	April 1, 2023	April 2, 2022	$	%
U.S.
Pain Treatments	$40,995	$47,874	$(6,879)	(14.4%)
Restorative Therapies	32,488	28,946	3,542	12.2%
Surgical Solutions	30,495	27,261	3,234	11.9%
Total U.S. net sales	103,978	104,081	(103)	(0.1%)

International
Pain Treatments	5,331	4,179	1,152	27.6%
Restorative Therapies	5,614	5,414	200	3.7%
Surgical Solutions	4,136	3,616	520	14.4%
Total International net sales	15,081	13,209	1,872	14.2%

Total net sales	$119,059	$117,290	$1,769	1.5%
U.S.
Net sales remain consistent with the prior year comparable period. Changes by vertical were: (i) Pain Treatments—$6.9 million decrease due to the decline in our selling price, resulting from the impact of lower reported ASP leading due to lower reimbursement levels, partially offset with an increase in sales volume; (ii) Restorative Therapies—$3.5 million net sales increase due to net volume growth; and (iii) Surgical Solutions—$3.2 million net sales increase due volume growth.
International
Net sales increased $1.9 million, or 14.2%, due to sales volume growth.
Gross profit and gross margin

	Three Months Ended		Change
(in thousands, except for percentage)	April 1, 2023	April 2, 2022	$	%
U.S.	$65,506	$67,616	$(2,110)	(3.1%)
International	8,413	8,086	327	4.0%
Total	$73,919	$75,702	$(1,783)	(2.4%)

	Three Months Ended
	April 1, 2023	April 2, 2022	Change
U.S.	63.0%	65.0%	(2.0%)
International	55.8%	61.2%	(5.4%)
Total	62.1%	64.5%	(2.4%)
U.S.
Gross profit decreased $2.1 million, or 3.1%, primarily due to the decrease in selling price and an increase in amortization in cost of sales. Gross margin was also negatively impacted by 4.0% from inventory step-up amortization of acquisition related assets in 2022 compared with 2023.
International
Gross profit increased $0.3 million, or 4.0%, primarily due to the increase in net sales. Gross margin decreased due to product mix.

Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	April 1, 2023	April 2, 2022	$	%
Selling, general and administrative expense	$80,858	$86,124	$(5,266)	(6.1%)
Selling, general and administrative expenses decreased $5.3 million, or 6.1%, primarily due to cost saving initiatives including (i) a decline in compensation related expenses of $4.6 million; (ii) a decrease in equity-based compensation of $2.7 million due to employee turnover and our declining stock price; (iii) a decrease of $1.8 million in other administrative and marketing related costs; (iv) a decrease in travel related expenses of $0.9 million; and (v) a decrease of $0.4 million in corporate and employee health insurance. These increases were partially offset with an increase in consulting expenses of $4.3 million and an increase in audit and legal fees of $1.3 million.
Research and development expenses

	Three Months Ended		Change
(in thousands, except for percentage)	April 1, 2023	April 2, 2022	$	%
Research and development expense	$3,771	$6,928	$(3,157)	(45.6%)
Research and development expense decreased by $3.2 million, or 45.6%, primarily due to: (i) a decrease of $1.3 million in consulting costs; (ii) a decline in $0.9 million in compensation related expenses due to restructuring and cost reduction efforts; (iii) a decrease in equity-based compensation of $0.4 million due to employee turnover and our declining stock price; and (iv) a decline of $0.4 million in supplies expense due to cost reduction efforts.
Restructuring costs

	Three Months Ended		Change
(in thousands, except for percentage)	April 1, 2023	April 2, 2022	$	%
Restructuring costs	$317	$577	$(260)	(45.1%)
Restructuring costs for the three months ended April 1, 2023 included costs incurred as a result of an initiative to align the Company’s organizational and management cost structure to improve profitability and cash flow through headcount reduction and cutting third-party related costs. Restructuring costs for the three months ended April 2, 2022 were incurred as a result of restructuring plans for recently acquired businesses to reduce headcount and to reorganize management structure for acquired businesses.
Change in fair value of contingent consideration

	Three Months Ended		Change
(in thousands, except for percentage)	April 1, 2023	April 2, 2022	$	%
Change in fair value of contingent consideration	$287	$269	$18	6.7%
The fair value of contingent consideration during the three months ended April 1, 2023 remained consistent with the prior year comparable period. The activity for both periods relates to contingent consideration associated with the acquisition of Bioness in March 2021.
Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	April 1, 2023	April 2, 2022	$	%
Depreciation and amortization	$2,129	$3,254	$(1,125)	(34.6%)
Depreciation and amortization decreased $1.1 million or 34.6% during the three months ended April 1, 2023 compared with the prior year comparable period. The decrease was primarily due to lower amortization expense in the current year as certain customer relationship assets became fully amortized.

Impairment of assets
Our decision to divest the Wound Business required us to evaluate whether certain of its assets were impaired. We recorded a $78.6 million non-cash impairment charge as a result of this evaluation to reduce the intangible assets to their fair values less costs to sell. The fair value of intangibles of the Wound Business was determined based on the consideration offered for the Wound Business.
Other (income) expense

	Three Months Ended		Change
(in thousands, except for percentage)	April 1, 2023	April 2, 2022	$	%
Interest expense (income), net	$9,694	$(1,550)	$11,244	NM
Other income	$(1,588)	$(363)	$(1,225)	NM
(NM = Not Meaningful)
Interest expense (income), net increased $11.2 million due to: (i) an increase in interest of $4.9 million from higher interest rates; (ii) the $3.9 million in interest income resulting from the change in the fair value of our interest rate swap in 2022, which discontinued during the fourth quarter of 2022; (iii) an increase of $1.3 million due to higher margin rates associated with a high leverage ratio; (iv) an increase of $0.6 million for interest on our revolving credit borrowings; and (v) an increase of $0.5 million on the additional debt used to partially fund the acquisition of CartiHeal.
Other income changed $1.2 million due to the receipt of $1.5 million from the settlement of a legal claim.
Income tax benefit, net

	Three Months Ended		Change
(in thousands, except for percentage)	April 1, 2023	April 2, 2022	$	%
Income tax benefit, net	$(146)	$(5,132)	$4,986	NM
Effective tax rate	0.1%	26.3%		(26.2)%
The effective rate decrease during three months ended April 1, 2023 compared to the three months ended April 2, 2022 was primarily due to changes in our forecasted effective rate and a net increase in reserve for uncertain tax positions. The change in the forecasted effective rate for the 2023 compared to 2022 was primarily due to an increase in the valuation allowance applied to our net deferred tax assets.
Noncontrolling interest

	Three Months Ended		Change
(in thousands, except for percentage)	April 1, 2023	April 2, 2022	$	%
Continuing LLC Owner	$35,297	$3,411	$31,886	NM
Other noncontrolling interest	—	118	(118)	(100.0%)
Total	$35,297	$3,529	$31,768
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC in which we own 79.8%. We have a majority economic interest, the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a noncontrolling interest representing the 20.2% that is owned by the Continuing LLC Owner. Noncontrolling interest activity in 2023 was the result of large losses recorded during the period.
Segment Adjusted EBITDA
Adjusted EBITDA for each of our reportable segments is as follows:

	Three Months Ended		Change
(in thousands, except for percentage)	April 1, 2023	April 2, 2022	$	%
U.S.	$14,712	$4,839	$9,873	204.0%
International	$2,239	$2,333	$(94)	(4.0)%
U.S.
Adjusted EBITDA increased $9.9 million, or 204.0%, primarily due cost saving initiatives, including a decrease in compensation related charges and declines in administrative and travel expenses as previously discussed.
International
Adjusted EBITDA remained consistent with the prior year.

Liquidity and Capital Resources
Sources of liquidity
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, clinical trials, and capital expenditures. We expect these needs to continue as we carry out our operations, develop and commercialize our existing product candidates and any new products candidates and possibly further our expansion into international markets.
We have implemented previously announced restructuring initiatives to enhance our current financial position and sources of liquidity. These restructuring efforts are expected to result in $9.0 million to $10.0 million in cost savings on an annualized basis upon completion. Refer to Item 1. Financial Information—Notes to the unaudited consolidated condensed financial statements—Note 9. Restructuring costs for further details regarding these cost cutting efforts.
As previously discussed, we entered into a definitive agreement on May 10, 2023 to sell our Wound Business for total potential cash consideration of $85.0 million, including $35.0 million at closing, $5.0 million deferred for 18 months and $45.0 million in potential earn-out payments. We expect to net approximately $30.0 million after fees and expenses that will be used to repay existing debt. The sale of the Wound Business is expected to close before the end of May 2023.
We anticipate that to the extent that we require additional liquidity, we will obtain funding through additional equity financings or the incurrence of other indebtedness or a combination of these potential sources of liquidity. We may explore additional divestiture opportunities for non-core assets to improve our liquidity position, as we recently did with the Wound Business. In addition, we may raise additional funds to finance future cash needs through receivables or royalty financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. The covenants under the Amended 2019 Credit Agreement limit our ability to obtain additional debt financing. Debt financing, if allowed under the Amended 2019 Credit Agreement and if available, would result in increased payment obligations and might involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third-parties, it might be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that might not be favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future might have a negative impact on our financial condition and our ability to pursue our business strategies.
Going Concern
The accompanying unaudited consolidated financial statements have been prepared under the going concern basis of accounting, which presumes that the Company’s liquidation is not imminent; however, based on the Company’s current financial position and liquidity sources, including current cash balances, and forecasted future cash flows, the Company is at risk of violating certain of its financial covenants under the Amended 2019 Credit Agreement.
The Company is actively pursuing plans to mitigate these conditions and events, such as considering various additional cost cutting measures, and exploring divestiture opportunities such as the recently announced plan to divest certain assets within its Wound Business; however, there can be no assurances that it is probable these plans will be successfully implemented or that they will successfully mitigate these conditions and events. Therefore, these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
For example, as a part of efforts to improve our financial condition, on February 27, 2023, we reached an agreement to return the assets and liabilities of CartiHeal (2009) Ltd. (“CartiHeal”), a wholly-owned subsidiary of the Company, to its former securityholders. The deconsolidation of CartiHeal relieved deferred consideration liabilities and milestone obligations related to the acquisition of CartiHeal. See Strategic Transactions – CartiHeal above as well as Item 1. Financial Information—Notes to the unaudited consolidated condensed financial statements—Note 3. Acquisitions and divestitures for further information regarding the acquisition and subsequent deconsolidation of CartiHeal. In addition, we announced a restructuring plan in December 2022 to align our organizational and management cost structure to improve profitability and cash flow. Refer to Item 1. Financial Information—Notes to the unaudited consolidated condensed financial statements—Note 9. Restructuring costs for further information.
If mitigating steps are not taken or are not successful, we are at substantial risk of failing to comply with the financial covenants in the Amended 2019 Credit Agreement in 2024. A breach of a financial covenant under the Amended 2019 Credit Agreement could accelerate repayment of our obligations under the agreement. Refer to Item 1. Financial Information—Notes to the unaudited consolidated condensed financial statements—Note 4. Financial instruments for further discussion concerning the Company’s long-term debt obligations.
Cash requirements
There have been no material changes to our future cash requirements as disclosed in Part II. Item 7 of our 2022 10-K.

We enter into contracts in the normal course of business with various third-parties for development, collaboration and other services for operating purposes. These contracts generally provide for termination upon notice. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. Certain agreements include contingent events that upon occurrence would require payment. For information regarding commitments and contingencies, refer to Item 1. Financial Information—Notes to the unaudited consolidated condensed financial statements—Note 11. Commitments and contingencies.
Tax Receivable Agreement
The BV LLC Agreement provides for the payment of certain distributions to the Continuing LLC Owner in amounts sufficient to cover the income taxes imposed with respect to the allocation of taxable income from BV LLC as well as obligations within the tax receivable agreement (“TRA”) with the Continuing LLC Owner. Under the TRA, we are required to make cash payments to the Continuing LLC Owner equal to 85% of the tax benefits, if any, that we actually realize (or in certain circumstances are deemed to realize), as a result of (1) increases in the tax basis of assets of BV LLC resulting from (a) any future redemptions or exchanges of LLC Interests, and (b) certain distributions (or deemed distributions) by BV LLC and (2) certain other tax benefits arising from payments under the TRA. We expect the amount of the cash payments required to be made under the TRA will be significant. The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the Continuing LLC Owner, the amount of gain recognized by the Continuing LLC Owner, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable. Any payments made by us to the Continuing LLC Owner under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA.
Indebtedness
We were not in compliance with certain financial covenants in the Amended 2019 Credit Agreement as of December 31, 2022. As a result, on March 31, 2023 (the “Closing Date”), we entered into another amendment to the Amended 2019 Credit Agreement to, among other things, modify certain financial covenants, waive the noncompliance at December 31, 2022, and to modify interest rates applicable to borrowings under the 2019 Credit Agreement.
The Amended 2019 Credit Agreement, as most recently amended, contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of our equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of our assets, as well as limitations on making changes to the business and organizational documents. Financial covenant requirements include a maximum debt leverage ratio and an interest coverage ratio. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to the delivery of our financial statements for the fiscal quarter ending June 30, 2024, we will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10,000 as of the end of each calendar month during such period. The Term Loan Facilities will mature on October 29, 2026. The Revolver will mature on October 29, 2025.
During January and February 2023, the Company borrowed $49.0 million on its Revolver for working capital needs. However, on the Closing Date of the March 2023 amendment to the Amended 2019 Credit Agreement, as part of the closing conditions, the Company repaid $20.0 million of these borrowings. Additionally, the Company paid $1.3 million in closing fees, and will be required to pay an additional $0.6 million by December 31, 2023 unless the Total Net Leverage Ratio as at September 30, 2023 is below 5.25 to 1.00.
Refer to Item 1. Financial Information—Notes unaudited consolidated condensed financial statements—Note 1. Organization for further details on the Company’s covenant compliance and Note 4. Financial instruments for further details on the Company’s indebtedness.
Other
For information regarding Commitments and Contingencies, refer to Item 1. Financial Information—Notes to the unaudited consolidated condensed financial statements—Note 11. Commitments and Contingencies—Note 3. Acquisitions and divestitures of this Quarterly Report on Form 10-Q.

Information regarding cash flows
Cash, cash equivalents and restricted cash as of April 1, 2023 totaled $47.1 million, compared to $30.2 million as of December 31, 2022. The decrease in cash was primarily due to the following:

	Three Months Ended		Change
(in thousands, except for percentage)	April 1, 2023	April 2, 2022	$	%
Cash flows from continuing operations:
Net cash from operating activities	$4,659	$(21,019)	$25,678	(122.2%)
Net cash from investing activities	(3,560)	(4,674)	1,114	(23.8%)
Net cash from financing activities	27,380	9,205	18,175	197.4%
Net cash from discontinued operations	(13,675)	—	(13,675)	NM
Effect of exchange rate changes on cash	461	(71)	532	NM
Net change in cash, cash equivalents and restricted cash	$15,265	$(16,559)	$31,824	(192.2%)
NM = Not Meaningful
Operating Activities
Net cash in operating activities from continuing operations increased $25.7 million, primarily due to lower employee compensation and a net increase in collections. These inflows were partially offset with an increase in inventory purchases and higher interest payments.
Investing Activities
Cash flows used in investing activities decreased $1.1 million, primarily due $1.5 million less in other investments and distribution rights in 2023 partially offset with and an increase of $0.6 million in capital expenditures.
Financing Activities
Cash flows provided by financing activities increased $18.2 million, primarily due to (i) net revolver credit borrowings of $29.0 million compared to $15.0 million in 2022; (ii) no debt payments during the first quarter of 2023 compared to $4.5 million in the first quarter of 2022; and (iii) tax withholdings of $3.4 million in 2022 compared to none in 2023. The increase was partially offset with $2.0 million less proceeds from the issuance of stock and $1.7 million in cash payments attributable to debt refinancing in 2023.
Discontinued Operations
Net cash flows from discontinued operations were primarily the result of $10.2 million in fees used to settle the CartiHeal disposition and $1.4 million in cash held by the CartiHeal entity at the time of disposal.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations as disclosed in our 2022 10-K.
Critical Accounting Estimates
Our discussion of operating results is based upon the unaudited consolidated condensed financial statements and accompanying notes, which have been prepared in accordance with U.S. GAAP. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our estimates are based on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. Our critical accounting estimates are detailed in Item 7 of our 2022 10-K and we have no material changes from such disclosures.
Recently Issued Accounting Pronouncements
There were no recently issued accounting pronouncements that are expected to materially impact our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risks as disclosed in our 2022 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of ongoing material weaknesses in the Company’s internal control over financial reporting that are not fully remediated as described below, the Company’s disclosure controls and procedures were not effective as of April 1, 2023.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Changes in Control Environment
In 2022, the Company did not conduct an effective risk assessment to identify and assess changes in its business processes and internal control environment related to newly acquired companies and multiple information technology (“IT”) system implementations that occurred in 2022. Further, there was a lack of adequate personnel resources in accounting, IT and other support functions to support simultaneous system implementations and business process integrations for acquired companies, implement appropriate controls for acquired companies and to maintain focus on compliance with internal controls for legacy Bioventus processes.
In addition, during 2022, the Company saw an unprecedented level of turnover in roles that drive execution of internal control activities. This turnover, paired with business changes, including those related to acquisitions, resulted in a disruption to the effective completion of control activities across a number of business processes. Further, management identified a gap in control design related to sufficient tracking of control performance to ensure controls operated effectively.
In considering these breakdowns in the control environment, Bioventus determined the associated Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) principles requiring further control and action by management to be:
(a)Control environment - Establishes structure, authority, and responsibility (COSO Principle 3);
(b)Risk assessment – Identifies and analyzes significant change (COSO Principle 9); and
(c)Monitoring – Conducts ongoing and /or separate evaluations (COSO Principle 16).
These ongoing control deficiencies have resulted in certain immaterial restatements of the Company’s financial statements as discussed in this Quarterly Report on Form 10-Q. When considered in the aggregate, they continue to create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Therefore, management concluded that the deficiencies continue to represent a material weakness in our internal control over financial reporting, and that disclosure controls and procedures were not effective as April 1, 2023.
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
Notwithstanding the identified material weaknesses above, the Chief Executive Officer and Chief Financial Officer believe that the financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our balance sheets, statements of operations and comprehensive (loss) income, statement of changes in stockholders’ equity and statements of cash flows as of and for the periods presented.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for changes to controls resulting from the material weaknesses described above.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina, Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The lead plaintiff’s amended consolidated complaint is due to be filed with the Court on June 12, 2023. Defendants’ motion to dismiss the amended consolidated complaint is due on July 17, 2023. The Company believes the claims alleged lack merit and intends to defend itself vigorously. The outcome of the litigation is not presently determinable, and any loss is neither probable nor reasonable estimable.
On June 15, 2022, the Company, through its subsidiary Bioness, filed a lawsuit in the United States District Court for the Eastern District of Virginia against Aretech, LLC (“Aretech”) alleging infringement by Aretech of various patents related to our Vector Gait and Safety Support System®. On August 8, 2022, Aretech filed an answer to the lawsuit denying infringement and asserting various affirmative defenses and counterclaims to the Bioness complaint. Bioness filed a motion to dismiss the defendant’s counterclaims on September 28, 2022. In response to Bioness’ motion to dismiss the counterclaims, on October 19, 2022, Aretech filed an amended answer and counterclaims. On November 16, 2022, Bioness filed a partial motion to dismiss certain of the amended counterclaims. On January 23, 2023, the court granted-in-part Bioness’s motion dismissing Aretech’s antitrust and inventorship-related counterclaims, but allowed certain of Aretech’s counterclaims to proceed. On March 23, 2023, the parties entered into a settlement and license agreement that resolved all claims in the litigation. The agreement also provides cross licenses to the parties for certain of their respective patents relevant to the claims asserted in the litigation.
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

On August 19, 2021, the court issued a ruling granting, in part, plaintiff’s motion for summary judgment, awarding plaintiff attorney’s fees and related expenses incurred in connection with performance of the plaintiff’s directorial duties, and denying fees and expenses incurred in a non-director capacity. In its ruling, the court’s order also directed the parties to agree upon a process that will govern the payment of and challenges to plaintiff’s payment requests and required Bioness to pay 50% of the demanded amount into escrow if more than 50% of the total invoiced amount was in dispute. Pursuant to the court’s order, Bioness paid approximately $1.3 million into escrow. On November 1, 2022, at a hearing before Delaware State Court of Chancery, the court ruled in favor of the former Bioness director awarding attorney’s fees in connection with the underlying pre-merger litigation and the advancement action in the amounts claimed, less approximately $0.1 million. On December 23, 2022, Bioness and the plaintiff entered into a settlement agreement resolving the matter for the aggregate sum of $2.5 million payable to the plaintiff. The settlement was satisfied by releasing the $1.3 million previously paid by Bioness and held in escrow and by an additional payment of $1.2 million. Pursuant to the indemnification obligations under the Bioness Merger Agreement, this subsequent payment was made on behalf of Bioness on December 28. 2022, by the selling majority shareholder under that agreement. The Company subsequently recovered the $1.3 million paid into escrow from the selling Bioness shareholders pursuant an indemnification request under the Bioness Merger Agreement. An order dismissing the case was entered by the court on January 27, 2023.
On February 8, 2022, the above referenced minority shareholder of Bioness filed another action in the Delaware State Court of Chancery in connection with our acquisition of Bioness. This action names the former Bioness directors, the Alfred E. Mann Trust (Trust), which was the former majority shareholder of Bioness, the trustees of the Trust and Bioventus as defendants. The complaint alleges, among other things, that the individual directors, the Trust, and the trustees breached their fiduciary duty to the plaintiff in connection with their consideration and approval of our transaction. The complaint also alleges that we aided and abetted the other defendants in breaching their fiduciary duties to the plaintiff and that we breached the Merger Agreement by failing to pay the plaintiff its pro rata share of the merger consideration. We believe that we are indemnified under the indemnification provisions contained in the Bioness Merger Agreement for these claims. On July 20, 2022, we filed a motion to dismiss all claims made against us on various grounds, as did all the other named defendants in the suit. A hearing on the Bioness and other defendant’s motions was held before the Court of Chancery on January 19, 2023. We believe that there are various legal and factual defenses to the claims plaintiff made against us and intend to defend ourselves vigorously. On April 27, 2023, the Court issued an order which, among other things, dismissed Bioventus from the case.
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
On April 28, 2023, Bioventus LLC was named as a defendant in a lawsuit filed in the Durham, North Carolina, Superior Court, Donald Auman v. Bioventus LLC. The complaint alleges that the plaintiff suffered a methicillin-resistant staphylococcus aureus (MRSA) infection in his left leg after using the coupling gel supplied by the Company for use with its Exogen bone healing device. The complaint also alleges that the Exogen gel used by the plaintiff was the subject of the Company’s recall in December 2020, at which time the Company initiated a voluntary recall of certain lots of the gel supplied by a third-party manufacturer due to concerns that they may have had microbial contamination. The Company is evaluating the allegations in the complaint and intends to defend itself vigorously.

Please refer to Part I. Item 1—Financial Information— Notes to the unaudited consolidated condensed financial statements—Note 11. Commitments and Contingencies of this Quarterly Report on Form 10-Q for information pertaining to legal proceedings. In addition, we are party to legal proceedings incidental to our business. While our management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated condensed financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our financial condition and results of operations.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described in Part I. Item 1A. Risk Factors included in our 2022 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Except for such additional information and the updated risk factor set forth below, we believe there have been no other material changes in our risk factors from those disclosed in our 2022 10-K.
Failure to establish and maintain effective financial controls could cause us to have material weaknesses and financial misstatements due to error, which could adversely affect our business and stock price.
We are required to comply with the SEC’s rules implementing Sections 302, 404 and 906 of the Sarbanes-Oxley Act of 2002, which require management to certify financial and other information in our quarterly and annual reports, provide quarterly and annual management reports on the effectiveness of disclosure controls and procedures, and provide annual management reports on the effectiveness of internal controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis and assess internal controls over financial reporting on an annual basis, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until we are no longer an emerging growth company pursuant to the provisions of the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new financial controls and procedures and hiring additional accounting or internal audit staff. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid financial misstatements due to error or material weaknesses (such as those described in this Quarterly Report on Form 10-Q). In addition, our previously identified material weaknesses in financial controls related to our control environment and accounting for rebates from third-party payers have not been fully remediated. If we cannot fully remediate our ongoing material weaknesses or we identify any additional material weaknesses in the future, the accuracy and timing of our financial reporting may be adversely affected. Testing and maintaining financial controls can also divert our management’s attention from other matters that are important to the operation of our business. Ineffective disclosure controls and procedures or internal control over financial reporting could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
Additionally, when evaluating our financial controls, we may identify material weaknesses in our internal controls that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended April 1, 2023.
Item 3. Defaults Upon Senior Securities.
Not Applicable

Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Not Applicable
Item 6. Exhibits

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewith
10.1^	Consulting Agreement between Alessandra Pavesio and Bioventus LLC, dated as of January 1, 2023.						*
10.2
Amendment No. 4 to Credit and Guaranty Agreement between Bioventus LLC, Wells Fargo Bank, National Association, as administrative agent, and the guarantor subsidiaries party and lenders party thereto, dated March 31, 2023
		10-K	001-37844	10.8 (d)	3/16/2023
10.3	Settlement Agreement by and among CartiHeal (2009) Ltd., Bioventus LLC, Elron Ventures Ltd., and certain other parties detailed therein, dated February 27, 2023						*
10.4^	Separation Agreement and Release between Kenneth Reali and Bioventus Inc., dated April 4, 2023	8-K	001-37844	10.1	4/5/2023
10.5^	Employment Agreement between Anthony P. Bihl III and Bioventus Inc., dated as of April 5, 2023	8-K/A	001-37844	10.1	4/11/2023
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						***
101.SCH	Inline XBRL Taxonomy Extension Schema Document						***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						***
101.DEF	Inline XBRL Extension Definition Linkbase Document						***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						***

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)						*
*     Filed herewith
**     Furnished herewith
***     Submitted electronically herewith
^     Indicates management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BIOVENTUS INC.

May 16, 2023	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)