Form 10-Q
period 2023-07-01
Bioventus Inc.
filed 2023-08-08
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of August 2, 2023, there were 62,792,850 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

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
Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things: the risk that previously identified material weaknesses or new material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner; we might not be able to continue to fund our operations for at least the next twelve months as a going concern; we might not meet certain of our debt covenants under our Credit Agreement and might be required to repay our indebtedness; risks associated with the disposition of our Wound Business and expected impacts on our business; restrictions on operations and other costs associated with our indebtedness; our ability to complete acquisitions or successfully integrate new businesses, products or technologies in a cost-effective and non-disruptive manner; we maintain cash at financial institutions, often in balance that exceed federally insured limits; we are subject to securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; we may be unable to successfully commercialize newly developed or acquired products or therapies in the United States; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; the proposed down classification of non-invasive bone growth stimulators, including our Exogen system, by the U.S. Food and Drug Administration (FDA) could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of Exogen; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products, the procedures using our products, such as our hyaluronic acid (HA) viscosupplements, or future products we may seek to commercialize; pricing pressure and other competitive factors; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; the reclassification of our HA products from medical devices to drugs in the United States by the FDA could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; issues relating to the supply of our products, potential supply chain disruptions and the increased cost of parts and components used to manufacture our products due to inflation; our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products; failure to maintain contractual relationships; security breaches, unauthorized disclosure of information, denial of service attacks or the perception that confidential information in our possession is not secure; failure of key information technology and communications systems, process or sites; risks related to international sales and operations; risks related to our debt and future capital needs; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; the FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; if clinical studies of our future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; legislative or regulatory reforms; our business may continue to experience adverse impacts as a result of the COVID-19 pandemic or similar epidemics; risks related to intellectual property matters; and other important factors described in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our subsequent Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, and as may be further updated from time to time in our other filings with the SEC. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Bioventus Inc.
Consolidated Condensed Statements of Operations and Comprehensive Loss
Three and Six Months Ended July 1, 2023 and July 2, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$137,069	$140,331	$256,128	$257,621
Cost of sales (including depreciation and amortization of $12,301, $9,684, $26,640 and $18,902 respectively)	47,946	43,677	93,086	85,265
Gross profit	89,123	96,654	163,042	172,356
Selling, general and administrative expense	74,844	89,620	155,702	175,744
Research and development expense	3,398	6,366	7,169	13,294
Restructuring costs	620	1,007	937	1,584
Change in fair value of contingent consideration	240	273	527	542
Depreciation and amortization	2,294	2,696	4,423	5,950
Impairment of assets	—	—	78,615	—
Loss on disposal of a business	977	—	977	—
Operating income (loss)	6,750	(3,308)	(85,308)	(24,758)
Interest expense, net	10,587	2,578	20,281	1,028
Other expense (income)	513	604	(1,075)	241
Other expense	11,100	3,182	19,206	1,269
Loss before income taxes	(4,350)	(6,490)	(104,514)	(26,027)
Income tax expense (benefit), net	381	1,244	235	(3,888)
Net loss from continuing operations	(4,731)	(7,734)	(104,749)	(22,139)
Loss from discontinued operations, net of tax	—	(280)	(74,429)	(681)
Net loss	(4,731)	(8,014)	(179,178)	(22,820)
Loss attributable to noncontrolling interest - continuing operations	1,050	762	21,410	4,291
Loss attributable to noncontrolling interest - discontinued operations	—	—	14,937	—
Net loss attributable to Bioventus Inc.	$(3,681)	$(7,252)	$(142,831)	$(18,529)

Net loss from continuing operations	$(4,731)	$(7,734)	$(104,749)	$(22,139)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustments	303	(507)	960	(1,189)
Comprehensive loss	(4,428)	(8,241)	(103,789)	(23,328)
Comprehensive loss attributable to noncontrolling interest - continuing operations	989	868	21,215	4,537
Comprehensive loss attributable to noncontrolling interest - discontinued operations	—	—	14,937	—
Comprehensive loss attributable to Bioventus Inc.	$(3,439)	$(7,373)	$(67,637)	$(18,791)

Loss per share of Class A common stock from continuing operations, basic and diluted:	$(0.06)	$(0.11)	$(1.34)	$(0.29)
Loss per share of Class A common stock from discontinued operations, basic and diluted:	—	—	(0.95)	(0.01)
Loss per share of Class A common stock, basic and diluted	$(0.06)	$(0.11)	$(2.29)	$(0.30)

Weighted-average shares of Class A common stock outstanding, basic and diluted:	62,551,285	61,475,350	62,338,018	60,977,556

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Balance Sheets as of July 1, 2023 and December 31, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$29,389	$30,186
Accounts receivable, net	119,636	136,295
Inventory	96,276	84,766
Prepaid and other current assets	15,337	18,551
Current assets attributable to discontinued operations	—	2,777
Total current assets	260,638	272,575
Property and equipment, net	41,862	27,456
Goodwill	7,462	7,462
Intangible assets, net	505,223	639,851
Operating lease assets	15,238	16,690
Investment and other assets	6,539	2,621
Long-term assets attributable to discontinued operations	—	405,994
Total assets	$836,962	$1,372,649

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,364	$36,697
Accrued liabilities	121,748	111,570
Current portion of long-term debt	11,320	33,056
Other current liabilities	4,672	3,607
Current liabilities attributable to discontinued operations	—	119,087
Total current liabilities	179,104	304,017
Long-term debt, less current portion	374,568	385,010
Deferred income taxes	—	2,248
Contingent consideration	17,958	17,431
Other long-term liabilities	31,991	22,810
Long-term liabilities attributable to discontinued operations	—	228,911
Total liabilities	603,621	960,427
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of July 1, 2023 and December 31, 2022, 62,804,506 and 62,063,014 shares issued and outstanding as of July 1, 2023 and December 31, 2022, respectively	63	62
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of July 1, 2023 and December 31, 2022	16	16
Additional paid-in capital	490,598	490,576
Accumulated deficit	(308,137)	(165,306)
Accumulated other comprehensive income (loss)	655	(110)
Total stockholders’ equity attributable to Bioventus Inc.	183,195	325,238
Noncontrolling interest	50,146	86,984
Total stockholders’ equity	233,341	412,222
Total liabilities and stockholders’ equity	$836,962	$1,372,649
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
Three and Six Months Ended July 1, 2023 and July 2, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Three Months Ended July 1, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at April 1, 2023	62,507,917	$63	15,786,737	$16	$492,475	$413	$(304,456)	$51,851	$240,362
Issuance of Class A common stock for equity plans	296,589	—	—	—	139	—	—	—	139
Net loss	—	—	—	—	—	—	(3,681)	(1,050)	(4,731)
Change in noncontrolling interest allocation	—	—	—	—	108	—	—	(108)	—
Equity based compensation	—	—	—	—	(2,124)	—	—	(608)	(2,732)
Translation adjustment	—	—	—	—	—	242	—	61	303
Balance at July 1, 2023	62,804,506	$63	15,786,737	$16	$490,598	$655	$(308,137)	$50,146	$233,341

Three Months Ended July 2, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at April 2, 2022	61,357,270	$62	15,786,737	$16	$476,661	$(363)	$(17,879)	$135,311	$593,808
Issuance of Class A common stock for equity plans	299,229	2	—	—	2,175	—	—	—	2,177
Net loss	—	—	—	—	—	—	(7,252)	(762)	(8,014)
Change in noncontrolling interest allocation	—	—	—	—	(65)	—	—	65	—
Equity based compensation	—	—	—	—	3,681	—	—	935	4,616
Translation adjustment	—	—	—	—	—	(401)	—	(106)	(507)
Balance at July 2, 2022	61,656,499	$64	15,786,737	$16	$482,452	$(764)	$(25,131)	$135,443	$592,080

Six Months Ended July 1, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2022	62,063,014	$62	15,786,737	$16	$490,576	$(110)	$(165,306)	$86,984	$412,222
Issuance of Class A common stock for equity plans	741,492	1	—	—	222	—	—	—	223
Net loss	—	—	—	—	—	—	(142,831)	(36,347)	(179,178)
Change in noncontrolling interest allocation	—	—	—	—	385	—	—	(385)	—
Equity based compensation	—	—	—	—	(585)	—	—	(301)	(886)
Translation adjustment	—	—	—	—	—	765	—	195	960
Balance at July 1, 2023	62,804,506	$63	15,786,737	$16	$490,598	$655	$(308,137)	$50,146	$233,341

Six Months Ended July 2, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2021	59,548,504	$59	15,786,737	$16	$473,318	$179	$(6,602)	$140,686	$607,656
Issuance of Class A common stock for equity plans	2,107,995	5	—	—	4,252	—	—		4,257
Deferred taxes on equity rebalancing	—	—	—	—	(1,977)	—	—	—	(1,977)
Net loss	—	—	—	—	—	—	(18,529)	(4,291)	(22,820)
Change in noncontrolling interest allocation	—	—	—	—	2,587	—	—	(2,587)	—
Equity based compensation	—	—	—	—	7,624	—	—	1,881	9,505
Tax withholdings on equity compensation awards	—	—	—	—	(3,352)	—	—	—	(3,352)
Translation adjustment	—	—	—	—	—	(943)	—	(246)	(1,189)
Balance at July 2, 2022	61,656,499	$64	15,786,737	$16	$482,452	$(764)	$(25,131)	$135,443	$592,080

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Cash Flows
Six Months Ended July 1, 2023 and July 2, 2022
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	July 1, 2023	July 2, 2022
Operating activities:
Net loss	$(179,178)	$(22,820)
Less: Loss from discontinued operations, net of tax	(74,429)	(681)
Loss from continuing operations	(104,749)	(22,139)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	31,073	24,863
Provision for expected credit losses	640	2,505
Equity based compensation	(886)	9,505
Change in fair value of contingent consideration	527	542
Change in fair value of interest rate swap	—	(4,196)
Deferred income taxes	(3,540)	(27,698)
Impairment of assets	78,615	—
Loss on disposal of a business	977	—
Unrealized loss on foreign currency fluctuations	601	1,020
Other, net	1,139	408
Changes in operating assets and liabilities:
Accounts receivable	11,329	(21,157)
Inventories	(13,074)	(2,614)
Accounts payable and accrued expenses	14,765	17,747
Other current and noncurrent assets and liabilities	(1,963)	3,134
Net cash from operating activities - continuing operations	15,454	(18,080)
Net cash from operating activities - discontinued operations	(2,169)	—
Net cash from operating activities	13,285	(18,080)
Investing activities:
Proceeds from sale of a business	34,897	—
Investment held in trust for the acquisition of CartiHeal	—	(50,000)
Acquisitions, net of cash acquired	—	(231)
Purchase of property and equipment	(4,957)	(4,990)
Investments and acquisition of distribution rights	—	(1,478)
Net cash from investing activities - continuing operations	29,940	(56,699)
Net cash from investing activities - discontinued operations	(11,506)	—
Net cash from investing activities	18,434	(56,699)
Financing activities:
Proceeds from issuance of Class A and B common stock	223	4,257
Tax withholdings on equity-based compensation	—	(3,352)
Borrowing on revolver	49,000	25,000
Payment on revolver	(42,000)	—
Debt refinancing costs	(3,661)	—
Payments on long-term debt	(38,264)	(9,019)
Other, net	(166)	(26)
Net cash from financing activities	(34,868)	16,860
Effect of exchange rate changes on cash	701	(293)
Net change in cash, cash equivalents and restricted cash	(2,448)	(58,212)
Cash, cash equivalents and restricted cash at the beginning of the period	31,837	99,213
Cash, cash equivalents and restricted cash at the end of the period	$29,389	$41,001
Supplemental disclosure of noncash investing and financing activities
Accrued liabilities for intellectual property	$709	$—
Accounts payable for purchase of property, plant and equipment	$968	$67

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
The Company is focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing processes. The Company is headquartered in Durham, North Carolina and has approximately 950 employees.
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
The following are selected line items from our aforementioned impacted financial statements illustrating the effect of the error corrections thereon:

Consolidated Balance Sheets — December 31, 2022	As Previously Reported	Adjustments	As Adjusted
Deferred income taxes (b)(d)	$74,138	$(71,890)	$2,248
Total liabilities	1,032,317	(71,890)	960,427
Additional paid-in capital (a)(b)(c)(d)	481,919	8,657	490,576
Noncontrolling interest (a)(c)	23,751	63,233	86,984
Total stockholders’ equity	340,332	71,890	412,222

Consolidated Balance Sheets — December 31, 2021	As Previously Reported	Adjustments	As Adjusted
Deferred income taxes (b)	$133,518	$(73,867)	$59,651
Total liabilities	692,073	(73,867)	618,206
Additional paid-in capital (a)(b)	465,272	8,046	473,318
Noncontrolling interest (a)	74,865	65,821	140,686
Total stockholders’ equity	533,789	73,867	607,656
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

The Company is actively pursuing plans to mitigate these conditions and events, such as considering various additional cost cutting measures, and exploring additional divestiture opportunities such as the recently completed divestiture of certain assets within the Company’s Wound Business (as defined in Note 3. Acquisitions and divestitures); however, there can be no assurances that it is probable these plans will be successfully implemented or that they will successfully mitigate these conditions and events. Therefore, these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
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
Accounts receivable, net of allowances, consisted of the following as of:

	July 1, 2023	December 31, 2022
Accounts receivable(a)	$126,777	$143,317
Less: Allowance for credit losses	(7,141)	(7,022)
	$119,636	$136,295
(a)Other receivables of $350 attributable to CartiHeal was reclassified to current assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on aging of the account receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base with no single customer representing ten percent or more of sales. The Company has one customer representing approximately 15.2% of the accounts receivable balance as of July 1, 2023. Historically, the Company’s reserves have been adequate to cover credit losses.
Changes in credit losses were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Beginning balance	$(7,401)	$(4,254)	$(7,022)	$(3,402)
Benefit (provision) for expected credit losses	439	(1,353)	(640)	(2,505)
Write-offs	768	456	1,054	825
Recoveries	(479)	(141)	(963)	(210)
Disposition	(468)	—	430	—
Ending balance	$(7,141)	$(5,292)	$(7,141)	$(5,292)

Inventory
Inventory consisted of the following as of:

	July 1, 2023	December 31, 2022
Raw materials and supplies(a)	$26,438	$19,133
Finished goods	72,347	67,484
Gross	98,785	86,617
Excess and obsolete reserves	(2,509)	(1,851)
	$96,276	$84,766
(a)Raw material inventory of $642 attributable to CartiHeal has been reclassified to current assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
Prepaid and other current assets
Prepaid and other current assets consisted of the following as of:

	July 1, 2023	December 31, 2022
Prepaid taxes	$4,224	$4,442
Prepaid and other current assets(a)	11,113	14,109
	$15,337	$18,551
(a)Prepaid and other current assets of $134 attributable to CartiHeal was reclassified to current assets attributable to discontinued operations within the December 31, 2022 balance sheet. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
Intangible assets, net
Intangible assets consisted of the following as of:

	July 1, 2023	December 31, 2022
Intellectual property(a)(b)	$677,258	$790,049
Distribution rights	61,325	61,325
Customer relationships(b)	57,950	67,450
IPR&D	5,500	5,500
Developed technology and other	13,998	13,998
Total carrying amount	816,031	938,322
Less accumulated amortization:
Intellectual property(a)(b)	(198,141)	(187,767)
Distribution rights	(46,810)	(44,319)
Customer relationships(b)	(57,950)	(58,842)
Developed technology and other	(6,899)	(6,276)
Total accumulated amortization	(309,800)	(297,204)
Intangible assets, net before currency translation	506,231	641,118
Currency translation	(1,008)	(1,267)
	$505,223	$639,851
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

(b)The Company recorded an impairment loss of $78,615 for the six months ended July 1, 2023 in the U.S. reporting segment of net intellectual property attributable to the TheraSkin and TheraGenesis products, which were sold in May 2023. The loss was recorded in impairment of assets within the consolidated condensed statements of operations and comprehensive loss. Refer to Refer to Note 3. Acquisitions and divestitures for further details regarding businesses held for sale.
Estimated amortization expense for intangibles subsequent to reclassifications, impairment and additions for the remainder of 2023 and for the years ended December 31, 2024 through 2027 is expected to be $13,814, $26,590, $23,922, $20,461 and $20,109, respectively.
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
The Company’s goodwill resides within the International segment, of which $6,297 related to CartiHeal and was reclassified to long-term assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. The amount was recorded in discontinued operations, net of tax on the consolidated condensed statements of operations for the six months ended July 1, 2023 as a result of CartiHeal’s deconsolidation. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details concerning the deconsolidation of CartiHeal.
On November 8, 2022, due to a significant decline in the Company’s Class A common stock price, circumstances became evident that a possible goodwill impairment existed as of the third quarter 2022 balance sheet date. The Company concluded that the carrying value of the U.S. reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $189,197 during the year ended December 31, 2022. There were no impairment losses or indicators of impairment during the six months ended July 1, 2023. There were also no accumulated impairment losses prior to the year ended December 31, 2022.
Accrued liabilities
Accrued liabilities consisted of the following as of:

	July 1, 2023	December 31, 2022
Gross-to-net deductions	$68,304	$71,227
Bonus and commission	13,368	9,179
Compensation and benefits	9,080	11,428
Accrued interest	6,933	217
Income and other taxes	5,175	2,572
Other liabilities(a)	18,888	16,947
	$121,748	$111,570
(a)Other liabilities attributable to CartiHeal of $384 were reclassified into current liabilities attributable to discontinued operations within December 31, 2022 consolidated balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details.

3. Acquisitions and divestitures
Wound Business
On May 22, 2023, the Company closed the sale of certain assets within its Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business” or the “Disposal Group”), for potential consideration of $84,897, including $34,897 at closing, $5,000 deferred for 18 months and up to $45,000 in potential earn-out payments (“Earn-out Payments”). The Company incurred $3,880 in transactional fees resulting from the sale of the Wound Business. The deconsolidation of Disposal Group resulted in the recognition of a $977 loss on disposal of a business recorded within the consolidated statements of operations and comprehensive loss for the three and six months ended July 1, 2023.
The Company used the proceeds from the sale of its Wound Business to prepay $30,000 of long-term debt obligations. Refer to Note 4. Financial Instruments for further details regarding the Company’s outstanding long-term debt obligations.
The Earn-out Payments are based on the achievement of certain revenue thresholds by the purchaser of the Wound Business for sales of the TheraSkin and TheraGenesis products during the 2024, 2025 and 2026 fiscal years. The net revenue thresholds are as follows:
•2024 Earn-out Payment—$5,000 due if net revenue for the period January 1, 2024 through December 31, 2024 is equal to or greater than $54,300 or zero if net revenue is less than $54,300.
•2025 Earn-out Payment—$20,000 due if net revenue for the period January 1, 2025 through December 31, 2025 is equal to or greater than $69,700 or $10,000 due if net revenue is greater than or equal to $55,760 but less than $69,700 or zero if net revenue is less than $55,760.
•2026 Earn-out Payment—$20,000 due if net revenue for the period January 1, 2026 through December 31, 2026 is equal to or greater than $83,700 or $10,000 due if net revenue is greater than or equal to $66,960 but less than $83,700 or zero if net revenue is less than $66,960.
The Company evaluated the Wound Business for impairment prior to its sale and recorded a $78,615 ($63,337 after tax) impairment within the consolidated statements of operations and comprehensive loss during the six months ended July 1, 2023 as a result of this evaluation to reduce the intangible assets of the Disposal Group to reflect their respective fair values less any costs to sell. The fair value of the Disposal Group’s intangibles was determined based on the consideration received for the Wound Business.
CartiHeal (2009) Ltd
On July 12, 2022, the Company completed the acquisition of 100% of the remaining shares in CartiHeal, a privately held company headquartered in Israel and the developer of the proprietary Agili-C implant for the treatment of joint surface lesions in traumatic and osteoarthritic joints. The Company previously held an equity interest in CartiHeal’s fully diluted shares with a carrying value of $15,768 and $16,771 as of July 12, 2022 and December 31, 2021, respectively. Net equity losses associated with CartiHeal for the three and six months ended July 2, 2022 totaled $280 and $681, respectively, which were included in discontinued operations, net on the consolidated condensed statements of operations and comprehensive loss.
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
The First Paper Milestone under the Option Agreement occurred on February 13, 2023, which obligated the Company to make the first $50,000 payment, plus applicable interest, under the Option Agreement. On February 27, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with Elron Ventures Ltd. (“Elron” and together with the Company, the “Parties”) as representative of CartiHeal’s selling securityholders under the Option Agreement (collectively, the “Former Securityholders”). Pursuant to the Settlement Agreement, Elron, on behalf of the Former Securityholders, agreed to forbear from initiating any legal action or proceedings relating to non-payment of any obligations arising under the Option Agreement during a period of 30 calendar days (the “Interim Period”) in exchange for (i) a one-time non-refundable amount of $10,000 and (ii) a one-time non-refundable payment of $150 to Elron to be used in accordance with the expense fund provisions of the Option Agreement. The Interim Period expired on March 29, 2023 and the Company did not exercise its right to extend the Interim Period. In addition, the Parties mutually released any further claims under the Option Agreement and related transaction documents, including without limitation a release by the Former Securityholders of any rights to enforce the provisions of the Option Agreement or make further monetary claims against the Company and/or its respective affiliates and representatives.
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
4. Financial instruments
Long-term debt consisted of the following as of:

	July 1, 2023	December 31, 2022
Amended Term Loan due October 2026 (9.56% at July 1, 2023)	$382,448	$420,712
Revolver due October 2025 (9.58% at July 1, 2023)	7,000	—
Less:
Current portion of long-term debt	(11,320)	(33,056)
Unamortized debt issuance cost	(1,079)	(1,338)
Unamortized discount	(2,481)	(1,308)
	$374,568	$385,010
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
As of July 1, 2023, $378,888 was outstanding on the Term Loan Facilities, net of original issue discount of $2,481 and deferred financing costs of $1,079. As previously discussed in Note 3. Acquisitions and divestitures, the Company made a prepayment of $30,000 on its Term Loan Facilities with the proceeds from the Wound Business divestiture during the second quarter of 2023. Capitalized deferred fees are amortized to interest expense on a straight-line basis over the term of the Term Loan Facilities, which approximates the effective interest method. Interest expense includes deferred cost amortization of $915, $204, $1,138 and $407 for the three months ended July 1, 2023 and July 2, 2022 and the six months ended July 1, 2023 and July 2, 2022, respectively. The Company had $7,000 and no outstanding borrowings on its Revolver as of July 1, 2023 and December 31, 2022, respectively.
The estimated fair value of the Term Loan Facilities was $377,668 as of July 1, 2023. The fair value of these obligations was determined based on the midpoint of the Bloomberg Valuation. This is classified as a Level 2 instruments within the fair value hierarchy.
The Company historically entered into interest rate swap agreements to limit its exposure to changes in the variable interest rate on its long-term debt. The Company had one non-designated interest rate swap agreement that was terminated on October 28, 2022. The Company received $7,738 upon the swap’s termination. The swap was carried at fair value on the balance sheet with changes in fair value recorded as interest income or expense within the consolidated condensed statements of operations and comprehensive loss. Net interest income of $272 and $4,196 was recorded related to the change in fair value of the interest rate swap for the three and six months ended July 2, 2022.
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

There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 inputs. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 2 and Level 3 inputs:

	July 1, 2023		December 31, 2022
	Total	Level 3	Total	Level 3
Liabilities:
Deferred Amount - Current(a)	$—	$—	$117,615	$117,615
Deferred Amount - Long Term(a)	—	—	79,269	79,269
CartiHeal contingent consideration- Sales Milestone(a)	—	—	67,251	67,251
Bioness contingent consideration	17,958	17,958	17,431	17,431
Total liabilities:	$17,958	$17,958	$281,566	$281,566
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
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the table above resulted from the acquisition of Bioness on March 30, 2021. Contingent consideration is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. Changes in contingent consideration related to Bioness for the three months ended July 1, 2023 and July 2, 2022 and the six months ended July 1, 2023 and July 2, 2022 totaled $240, $273, $527 and $542, respectively, and were recorded as the change in fair value of contingent consideration within the consolidated condensed statements of operations and comprehensive loss. Changes in contingent consideration related to the CartiHeal Acquisition totaled $1,710 for the six months ended July 1, 2023 and is reported within discontinued operations, net within the consolidated condensed statements of operations and comprehensive loss. Pursuant to the Settlement Agreement, the Company was relieved of CartiHeal related obligations. The Company deconsolidated the remaining $68,961 contingent consideration liability as a result. Refer to Note 3. Acquisitions and divestitures for further details regarding the deconsolidation of CartiHeal.

6. Equity-based compensation
2021 Plan
The Company operates an equity-based compensation plan (the “2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), other stock-based awards, and cash awards (the “2021 Plan Awards”). As of July 1, 2023, 14,781,895 shares of Class A common stock were authorized to be awarded under the 2021 Plan and 5,912,880 shares were available for 2021 Plan Awards.
2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of July 1, 2023, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 32,700 shares were available for Retention Awards.
Activity under the Plans
Expense
Equity-based compensation, net for Awards granted under the Plans for the three and six months ended July 1, 2023 totaled $2,797 and $1,079, respectively, in expense reduction as a result of expense reversals due to executive leadership transitions. Equity compensation expense for Awards granted under the Plans for three and six months ended July 2, 2022, totaled $4,522 and $9,253, respectively. Expenses and expense reductions are primarily included in selling, general and administrative expense with a nominal amount in research and development expense within the consolidated condensed statements of operations and comprehensive loss based upon the department of the employee. There were no income tax benefits related to equity-based compensation expense for the three and six months ended July 1, 2023. Income tax benefits related to equity-based compensation expense for three and six months ended July 2, 2022 totaled $1,065 and $2,290, respectively.
Restricted Stock Units
During the three and six months ended July 1, 2023, the Company granted time-based RSUs which vest at various dates through May 8, 2027. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to the RSUs totaled $9,010 at July 1, 2023, and is expected to be recognized over a weighted average period of approximately 2.39 years. A summary of the RSU award activity for the six months ended July 1, 2023 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2022	1,189	$11.96
Granted	1,750	2.04
Vested	(375)	11.24
Forfeited or canceled	(315)	10.46
Unvested at July 1, 2023	2,249	$4.57

Stock Options
During the three and six months ended July 1, 2023, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the six months ended July 1, 2023 is shown in the following table.

Risk-free interest rate	3.49% - 3.9%
Expected dividend yield	—%
Expected stock price volatility	35.2% - 36.4%
Expected life of stock options (years)	5.50 - 6.25
The weighted-average grant date fair value of options granted during the six months ended July 1, 2023 was $0.49 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $8,485 at July 1, 2023, and is expected to be recognized over a weighted average period of approximately 6.97 years.
A summary of stock option activity is as follows for the six months ended July 1, 2023 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2022	8,910	$11.65
Granted	1,173	1.19
Forfeited or canceled	(2,670)	12.36
Outstanding at July 1, 2023	7,413	9.74	7.40 years	$1,875
Exercisable and vested at July 1, 2023	4,750	$10.89	6.49 years	$13
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Class A common stock for options that had exercise prices lower than $2.89 per share, the closing price of the Company’s Class A common stock on June 30, 2023.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of July 1, 2023, the aggregate number of shares reserved for issuance under the ESPP was 1,036,979. A total of 144,851 and 366,927 shares were issued and $65 and $193 of expense was recognized during the three and six months ended July 1, 2023. A total of 53,826 and 102,819 shares were issued and $94 and $252 of expense was recognized during the three and six months ended July 2, 2022.
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
Noncontrolling interest
In connection with any redemption, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the six months ended July 1, 2023 or during the year ended December 31, 2022. The following table summarizes the ownership interest in BV LLC as of July 1, 2023 and December 31, 2022 (number of units in thousands):

	July 1, 2023		December 31, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	62,805	79.9%	62,063	79.7%
Continuing LLC Owner	15,787	20.1%	15,787	20.3%
Total	78,592	100.0%	77,850	100.0%

8. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Numerator:
Net (loss) income from continuing operations, net of tax	$(4,731)	$(7,734)	$(104,749)	$(22,139)
Net loss attributable to noncontrolling interests — continuing operations	1,050	762	21,410	4,291
Net loss attributable to Bioventus Inc. Class A common stockholders — continuing operations	$(3,681)	$(6,972)	$(83,339)	$(17,848)

Numerator:
Net (loss) income from discontinued operations, net of tax	$—	$(280)	$(74,429)	$(681)
Net loss attributable to noncontrolling interests — discontinued operations	—	—	14,937	—
Net loss attributable to Bioventus Inc. Class A common stockholders — discontinued operations	$—	$(280)	$(59,492)	$(681)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	62,551,285	61,475,350	62,338,018	60,977,556

Net loss per share of Class A common stock from continuing operations, basic and diluted	$(0.06)	$(0.11)	$(1.34)	$(0.29)
Net loss per share of Class A common stock from discontinued operations, basic and diluted	—	—	(0.95)	(0.01)
Net loss per share of Class A common stock, basic and diluted	$(0.06)	$(0.11)	$(2.29)	$(0.30)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares as of July 1, 2023 and July 2, 2022 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737	15,786,737	15,786,737
Stock options	6,730,685	10,020,106	7,623,865	9,396,023
RSUs	766,427	1,137,936	974,238	769,809
Total	23,283,849	26,944,779	24,384,840	25,952,569
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

The Company announced a restructuring plan in December 2022 (the “2022 Restructuring Plan”) that is intended to align the Company’s organizational and management cost structure to improve profitability and cash flow. The Company expects to incur $5,000 to $6,000 of pre-tax costs under the 2022 Restructuring Plan primarily consisting of employee severance and additional expenses for third-party and other related costs. Pre-tax charges recognized during the three and six months ended July 1, 2023 and the year ended December 31, 2022 totaled $628, $890 and $4,581, respectively.
The Company adopted restructuring plans for businesses acquired to reduce headcount, reorganize management structure and consolidate certain facilities during the second half of 2021 (the “2021 Acquisition Restructuring Plan”) and during the first quarter of 2022 (the “2022 Acquisition Restructuring Plan”). The Company’s planned total pre-tax charges for the 2021 Acquisition Restructuring Plan and 2022 Acquisition Restructuring Plan are $3,500 and $2,300, respectively. There was nominal activity related to the 2021 Acquisition Restructuring Plan during the six months ended July 1, 2023 and $223, $600 $719 and $2,487 recognized during the three and six months ended July 2, 2022, and the years ended December 31, 2022 and 2021, respectively. The 2021 Acquisition Restructuring Plan is essentially completed. Costs incurred attributable to the 2022 Acquisition Restructuring Plan totaled $84 for the six months ended July 1, 2023, respectively, and $784, $984 and $1,479 during the three and six months ended July 2, 2022, and the year ended December 31, 2022, respectively.
The Company’s restructuring charges and payments for plans related to businesses recently acquired comprised of the following:

	Employee severance and temporary labor costs	Other charges	Total
Balance at December 31, 2022	$3,760	$—	$3,760
Expenses incurred	745	192	937
Payments made	(2,893)	(192)	(3,085)
Balance at July 1, 2023	$1,612	$—	$1,612
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
For the three months ended July 1, 2023 and July 2, 2022 and the six months ended July 1, 2023 and July 2, 2022 , the Company's effective tax rate was 8.8%, 18.4%, 0.2% and 14.6% respectively. The changes for the three and six months ended July 1, 2023 compared to the prior year comparable periods was primarily due to an increase in the valuation allowance applied to the Company’s net deferred tax assets.
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
The Company maintains a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. Subsequent to the consummation of the IPO Mergers, the Continuing LLC Owner has not exchanged LLC Interests for shares of Class A common stock.

11. Commitments and contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from 1 month to 10 years.
The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Operating lease cost	$1,010	$1,180	$2,079	$2,306
Short-term lease cost(a)	229	145	435	328
Financing lease cost:
Amortization of finance lease assets	393	9	628	18
Interest on lease liabilities	229	1	366	2
Total lease cost	$1,861	$1,335	$3,508	$2,654
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to leases were as follows:

	Six Months Ended
	July 1, 2023	July 2, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,227	$2,418
Operating cash flows from financing leases	$337	$2
Financing cash flows from finance leases	$175	$26

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$254	$3,590
Financing lease obligations(a)	$15,567	$—
(a)Financing lease obligations entered into during the six months ended July 1, 2023 resulted from the Company’s agreement to lease a facility to expand its manufacturing operations and relocate from its current leased facilities in Memphis, Tennessee. The lease was entered into during November 2021 with occupancy starting in 2023. The lease term is 10 years and payments are as follows for the remainder of 2023—$1,551, 2024—$1,582, 2025—$1,614, 2026—$1,646, 2027—$1,679 and thereafter—$8,600. Imputed interest on the payments total $5,289.

Supplemental balance sheet and other information related to leases were as follows:

	July 1, 2023	December 31, 2022
Operating lease assets(a)	$15,238	$16,690

Operating lease liabilities- current(b)	$3,957	$3,552
Operating lease liabilities- noncurrent(b)	12,489	14,355
Total operating lease liabilities	$16,446	$17,907

Property, plant and equipment - net (finance leases)	$15,066	$128

Finance lease liabilities - current	$715	$55
Finance lease liabilities - noncurrent	10,772	76
Total financing lease liabilities	$11,487	$131

Weighted average remaining lease term (years) for leases
Operating leases	4.4	4.8
Finance leases	9.8	2.4

Weighted average discount rate for leases
Operating leases	4.6%	4.8%
Finance leases	8.1%	3.3%
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

Bioventus shareholder litigation
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina, Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The lead plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended and consolidated complaint. In response to the Company’s motion to dismiss, the lead plaintiff filed a second amended complaint on July 31, 2023. The Company is currently evaluating the allegations in the amended complaint and intends to file a new motion to dismiss, which under the court’s scheduling order is due on August 14, 2023. The Company believes the claims alleged in the litigation lack merit and intends to defend itself vigorously. The outcome of the litigation is not presently determinable, and any loss is neither probable nor reasonably estimable.
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

Other matters
On November 10, 2021, the Company entered into an asset purchase agreement for an HA product and made an upfront payment of $853. An additional payment of $853 was made in 2022 upon the transfer of certain seller customer data. If the Company is able to obtain a Medical Device Regulation Certification for the product, $1,707 (the “Milestone Payment”) will be paid to the seller within five days. The Company is also required to pay royalties if certifications are achieved before December 31, 2024. Royalties will be payable through 2026 of 5.0% on the first $569 in sales and 2.5% thereafter. On March 8, 2023, the parties amended the agreement under which the Milestone Payment was reduced to $1,418, of which $709 is payable on January 31, 2024, and the remainder is due upon receipt of the Medical Device Regulation Certification for the product provided that it is obtained prior to December 31, 2024. As a result, the Company recorded an intellectual property intangible asset totaling $709 for initial payment.
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
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (OA) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the three months ended July 1, 2023 and July 2, 2022 and six months ended July 1, 2023 and July 2, 2022 totaled $4,119, $4,083, $6,440 and $7,415, respectively. These royalties are included in cost of sales within the consolidated condensed statements of operations and comprehensive loss.
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
From time to time, the Company causes letters of credit (“LOCs”) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of July 1, 2023 and December 31, 2022, the Company had one LOC outstanding for a nominal amount.
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

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
U.S.
Pain Treatments	$55,617	$58,055	$96,612	$105,929
Restorative Therapies	31,844	35,433	64,332	64,379
Surgical Solutions	33,386	32,822	63,881	60,083
Total U.S. net sales	120,847	126,310	224,825	230,391

International
Pain Treatments	6,024	5,859	11,355	10,038
Restorative Therapies	4,774	4,469	10,388	9,883
Surgical Solutions	5,424	3,693	9,560	7,309
Total International net sales	16,222	14,021	31,303	27,230

Total net sales	$137,069	$140,331	$256,128	$257,621
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
The following table presents segment adjusted EBITDA reconciled to loss before income taxes:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Segment adjusted EBITDA
U.S.	$24,712	$19,489	$39,424	$24,328
International	3,446	2,840	5,685	5,173
Interest expense, net	(10,587)	(2,578)	(20,281)	(1,028)
Depreciation and amortization	(14,600)	(12,384)	(31,073)	(24,863)
Acquisition and related costs	(1,448)	(5,994)	(2,623)	(13,972)
Restructuring and succession charges	(620)	(1,695)	(937)	(2,272)
Equity compensation	2,732	(4,616)	886	(9,505)
Financial restructuring costs	(1,257)	—	(6,587)	—
Impairment of assets	—	—	(78,615)	—
Loss on disposal of a business	(977)	—	(977)	—
Other items	(5,751)	(1,552)	(9,416)	(3,888)
Loss before income taxes	$(4,350)	$(6,490)	$(104,514)	$(26,027)

14. Discontinued operations
On February 27, the Company reached a Settlement Agreement with the Former Securityholders of CartiHeal that resulted in the transfer of 100% of Company’s shares in CartiHeal to a Trustee. Refer to Note 3. Acquisitions and divestitures for further details concerning the CartiHeal Settlement Agreement and its deconsolidation from the Company’s financial statements. CartiHeal had no sales for the three months ended July 1, 2023 and year ended December 31, 2022.
The following table summarizes CartiHeal’s major classes of assets and liabilities as reported on the consolidated condensed balance sheets as of December 31, 2022 as the balances were fully deconsolidated as of July 1, 2023:

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
The following table summarizes the major income and expense line items of these discontinued operations, as reported in the consolidated statements of operations for the three and six months ended July 1, 2023 and July 2, 2022:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Selling, general and administrative expense	—	—	$1,728	$—
Research and development expense	—	—	396	—
Change in fair value of contingent consideration(a)	—	—	1,710	—
Depreciation and amortization(a)	—	—	4,264	—
Operating loss from discontinued operations	—	—	(8,098)	—
Interest expense, net	—	—	4,889	—
Other expense(b)	—	280	61,442	681
Other expense	—	280	66,331	681
Loss before income taxes	—	(280)	(74,429)	(681)
Income tax benefit, net	—	—	—	—
Net loss	—	(280)	(74,429)	(681)
Loss attributable to noncontrolling interest	—	—	14,937	—
Net loss attributable to Bioventus Inc.	$—	$(280)	$(59,492)	$(681)

(a)Depreciation and amortization and the change in fair value of contingent consideration represents the significant operating non-cash items of discontinued operations.
(b)Other expense includes the $60,639 loss on deconsolidation, of which $10,150 was attributable to non-refundable payments.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Bioventus Inc.’s (sometimes referred to as “we,” “us,” “our,” “Bioventus” or “the Company”) financial condition and results of operations should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” and our unaudited consolidated condensed financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (“2022 10-K”).
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
•Restorative Therapies is comprised of a bone healing system and devices designed to help patients regain leg or hand function due to stroke, multiple sclerosis or other central nervous system disorders.
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
For additional information, see the below Going Concern section under Liquidity and Capital Resources.
The following table sets forth total net sales, net loss and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	$137,069	$140,331	$256,128	$257,621
Net loss from continuing operations	$(4,731)	$(7,734)	$(104,749)	$(22,139)
Adjusted EBITDA(1)	$28,158	$22,329	$45,109	$29,501
Loss per Class A common stock, basic and diluted:
Continuing operations	$(0.06)	$(0.11)	$(1.34)	$(0.29)
Discontinued operations	—	—	(0.95)	(0.01)
Loss per Class A common stock, basic and diluted	$(0.06)	$(0.11)	$(2.29)	$(0.30)
(1)See below under results of operations-Adjusted EBITDA for a reconciliation of net loss to Adjusted EBITDA.
Significant transactions
Wound Business
On May 22, 2023, we closed the sale of certain assets within our Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business” or the “Disposal Group”), for potential consideration of $84.9 million, including $34.9 million at closing, $5.0 million deferred for 18 months and up to $45.0 million in potential earn-out payments (“Earn-out Payments”). We incurred $3.9 million in transactional fees resulting from the sale of the Wound Business. The deconsolidation of Disposal Group resulted in the recognition of a $1.0 million loss on disposal of a business recorded within the consolidated statements of operations and comprehensive loss for the three and six months ended July 1, 2023.

The proceeds were used to prepay $30.0 million of long-term debt principal obligations. The Earn-out Payments are based on the achievement of certain revenue thresholds by the purchaser of the Wound Business for sales of the TheraSkin and TheraGenesis products during the 2024, 2025 and 2026 fiscal years. The net revenue thresholds are as follows:
•2024 Earn-out Payment—$5.0 million due if net revenue for the period January 1, 2024 through December 31, 2024 is equal to or greater than $54.3 million or zero if net revenue is less than $54.3 million;
•2025 Earn-out Payment—$20.0 million due if net revenue for the period January 1, 2025 through December 31, 2025 is equal to or greater than $69.7 million or $10.0 million due if net revenue is greater than or equal to $55.8 million but less than $69.7 million or zero if net revenue is less than $55.8 million.
•2026 Earn-out Payment—$20.0 million due if net revenue for the period January 1, 2026 through December 31, 2026 is equal to or greater than $83.7 million or $10.0 million due if net revenue is greater than or equal to $67.0 million but less than $83.7 million or zero if net revenue is less than $67.0 million.
We evaluated the Wound Business for impairment prior to its sale and recorded a $78.6 million ($63.3 million after tax) impairment within the consolidated statements of operations and comprehensive loss during the six months ended July 1, 2023 as a result of this evaluation to reduce the intangible assets of the Disposal Group to reflect their respective fair values, less any costs to sell. The fair value of the Disposal Group’s intangibles were determined based on the consideration received for the Wound Business.
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
Upon execution of the Settlement Agreement, we transferred 100% of our shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the Former Securityholders. We had no ownership interest and no voting rights during the Interim Period. We have concluded that upon execution of the Settlement Agreement, the Company ceased to control CartiHeal for accounting purposes, and therefore, have deconsolidated CartiHeal (the “Deconsolidation”, or “Disposal”) effective February 27, 2023. We treated the Disposal as a discontinued operation. The loss upon disposal totaled $60.6 million and was recorded within loss from discontinued operations, net.
Amended 2019 Credit Agreement
On July 11, 2022, we amended our Credit and Guaranty Agreement, dated as of December 6, 2019 (as amended on October 29, 2021 and July 11, 2022, the “Amended 2019 Credit Agreement”) in conjunction with the CartiHeal Acquisition to, among other things, provide for an $80.0 million term loan facility (“Term Loan Facility”). On March 31, 2023, we further amended our Amended 2019 Credit Agreement to, among other things, modify certain financial covenant provisions, waive the noncompliance at December 31, 2022 and increase the applicable interest rate. Refer to Liquidity and Capital Resources—Credit Facilities for further information.
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
MOTYS Update
During the second quarter of 2022, prior to obtaining the results from our Phase 2 trial, we elected to discontinue the development of MOTYS, to focus our resources on other priorities, including the integration of our 2021 and 2022 acquisitions and our expanded R&D and product development portfolio we inherited with these acquisitions. We incurred $0.3 million and $1.2 million, respectively, during the three and six months ended July 1, 2023 related to MOTYS. We expect to incur up to $0.5 million in remaining expenditures.
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
The following table sets forth components of our condensed consolidated condensed statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including depreciation and amortization)	35.0%	31.1%	36.3%	33.1%
Gross profit	65.0%	68.9%	63.7%	66.9%
Selling, general and administrative expense	54.6%	64.0%	60.8%	68.2%
Research and development expense	2.4%	4.5%	2.8%	5.2%
Restructuring costs	0.5%	0.7%	0.4%	0.6%
Change in fair value of contingent consideration	0.2%	0.2%	0.2%	0.2%
Depreciation and amortization	1.7%	1.9%	1.7%	2.3%
Impairment of assets	—%	—%	30.7%	—%
Loss on disposal of a business	0.7%	—%	0.4%	—%
Operating income (loss)	4.9%	(2.4%)	(33.3%)	(9.6%)
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Net loss from continuing operations	$(4,731)	$(7,734)	$(104,749)	$(22,139)
Interest expense, net	10,587	2,578	20,281	1,028
Income tax expense (benefit), net	381	1,244	235	(3,888)
Depreciation and amortization(a)	14,600	12,384	31,073	24,863
Acquisition and related costs(b)	1,448	5,994	2,623	13,972
Restructuring and succession charges(c)	620	1,695	937	2,272
Equity compensation(d)	(2,732)	4,616	(886)	9,505
Financial restructuring costs(e)	1,257	—	6,587	—
Impairment of assets(f)	—	—	78,615	—
Loss on disposal of a business(g)	977	—	977	—
Other items(h)	5,751	1,552	9,416	3,888
Adjusted EBITDA	$28,158	$22,329	$45,109	$29,501
(a)Includes for the three months ended July 1, 2023 and July 2, 2022 and six months ended July 1, 2023 and July 2, 2022, respectively, depreciation and amortization of $12,301, $9,684, $26,640 and $18,902 in cost of sales and $2,299, $2,700, $4,433 and $5,961 in operating expenses presented in the consolidated condensed statements of operations and comprehensive loss.
(b)Includes acquisition and integration costs related to completed acquisitions, amortization of inventory step-up associated with acquired entities, and changes in fair value of contingent consideration.
(c)Costs incurred were the result of adopting restructuring plans to reduce headcount, reorganize management structure, and to consolidate certain facilities.
(d)Includes compensation expense resulting from awards granted under our equity-based compensation plans. The three and six months ended July 1, 2023 includes the reversal of equity compensation expenses totaling $3.8 million related to the transition of our executive leadership.
(e)Financial Restructuring costs which include advisory fees and debt amendment related costs.
(f)Represents a non-cash impairment charge for intangible assets attributable to our Wound Business due to our decision to divest the business.
(g)Represents the loss on the disposal of the Wound Business.

(h)Other items primarily includes charges associated with strategic transactions, such as potential acquisitions or divestitures, incremental one-time consulting costs related to the recertification of certain products to comply with the new and extensive EU MDR requirements, and costs attributable to MOTYS. During the second quarter of 2022, prior to obtaining the results from our Phase 2 trial, we elected to discontinue the development of MOTYS, to focus our resources on other priorities, including the integration of our acquisitions and our expanded R&D and product development portfolio we inherited with these acquisitions. We incurred $0.3 million and $1.2 million, respectively, during the three and six months ended July 1, 2023 related to MOTYS. We expect to incur up to $0.5 million in remaining expenditures. Other items for three and six months ended July 1, 2023 also includes severance costs totaling $2.3 million related to the transition of executive leadership.
Non-GAAP Financial Measures - Adjusted EBITDA
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator that management uses as a measure of operating performance as well as for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net loss from continuing operations before depreciation and amortization, provision of income taxes and interest expense, net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include acquisition and related costs, impairments on goodwill, impairments of assets, restructuring and succession charges, equity compensation expense, financial restructuring costs, loss on disposal of a business and other items. Adjusted EBITDA by segment is comprised of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
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
Net sales

	Three Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
U.S.
Pain Treatments	$55,617	$58,055	$(2,438)	(4.2%)
Restorative Therapies	31,844	35,433	(3,589)	(10.1%)
Surgical Solutions	33,386	32,822	564	1.7%
Total U.S. net sales	120,847	126,310	(5,463)	(4.3%)

International
Pain Treatments	6,024	5,859	165	2.8%
Restorative Therapies	4,774	4,469	305	6.8%
Surgical Solutions	5,424	3,693	1,731	46.9%
Total International net sales	16,222	14,021	2,201	15.7%

Total net sales	$137,069	$140,331	$(3,262)	(2.3%)
U.S.
Net sales decreased $5.5 million, or 4.3%, changes by vertical were: (i) Pain Treatments—$2.4 million decrease due to the decline in our selling price, resulting from the impact of lower reported average selling price (“ASP”), leading to lower reimbursement levels, partially offset with an increase in sales volume; (ii) Restorative Therapies—$3.6 million net sales decrease primarily due to the divestiture of the Wound Business, partially offset with net volume growth; and (iii) Surgical Solutions—$0.6 million net sales increase primarily due to volume growth.

International
Net sales increased $2.2 million, or 15.7%, primarily due to an increase in sales volume within our Surgical Solutions vertical.

	Six Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
U.S.
Pain Treatments	$96,612	$105,929	$(9,317)	(8.8%)
Restorative Therapies	64,332	64,379	(47)	(0.1%)
Surgical Solutions	63,881	60,083	3,798	6.3%
Total U.S. net sales	224,825	230,391	(5,566)	(2.4%)

International
Pain Treatments	11,355	10,038	1,317	13.1%
Restorative Therapies	10,388	9,883	505	5.1%
Surgical Solutions	9,560	7,309	2,251	30.8%
Total International net sales	31,303	27,230	4,073	15.0%

Total net sales	$256,128	$257,621	$(1,493)	(0.6%)
U.S.
Net sales decreased $5.6 million, or 2.4%, compared to the prior year period. Changes by vertical were: (i) Pain Treatments—$9.3 million decrease due to the decline in our selling price, resulting from the impact of lower reported ASP thereby generating lower reimbursement levels, partially offset with an increase in sales volume; (ii) Restorative Therapies—the nominal change is the result of net volume growth offset with the divestiture of our Wound Business; and (iii) Surgical Solutions—$3.8 million net sales increase due to volume growth.
International
Net sales increased $4.1 million, or 15.0%, due to sales volume growth across all verticals.
Gross profit and gross margin

	Three Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
U.S.	$79,549	$87,331	$(7,782)	(8.9%)
International	9,574	9,323	251	2.7%
Total	$89,123	$96,654	$(7,531)	(7.8%)

	Three Months Ended
	July 1, 2023	July 2, 2022	Change
U.S.	65.8%	69.1%	(3.3%)
International	59.0%	66.5%	(7.5%)
Total	65.0%	68.9%	(3.9%)
U.S.
Gross profit decreased $7.8 million or 8.9%, due to lower ASP within our Pain Treatments vertical and increased amortization, partially offset with an increase in sales within Surgical Solutions. Gross margin decreased due to lower selling prices and product mix.

International
Gross profit increased $0.3 million, or 2.7%, primarily due to the increase in net sales. Gross margin decreased due to product mix.

	Six Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
U.S.	$145,055	$154,947	$(9,892)	(6.4%)
International	17,987	17,409	578	3.3%
Total	$163,042	$172,356	$(9,314)	(5.4%)

	Six Months Ended
	July 1, 2023	July 2, 2022	Change
U.S.	64.5%	67.3%	(2.8%)
International	57.5%	63.9%	(6.5%)
Total	63.7%	66.9%	(3.1%)
U.S.
Gross profit decreased $9.9 million, or 6.4%, primarily due to the decrease in selling price within the Pain Treatments vertical and an increase in amortization in cost of sales. Gross margin decreased primarily due to product mix and decrease in selling prices. This decline was partially offset with a 2.5% margin impact from the amortization of acquisition related assets in 2022 compared with 2023.
International
Gross profit increased $0.6 million, or 3.3%, primarily due to the increase in net sales. Gross margin decreased due to product mix.
Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Selling, general and administrative expense	$74,844	$89,620	$(14,776)	(16.5%)
Selling, general and administrative expenses decreased $14.8 million, or 16.5%, primarily due to a decrease in equity-based compensation of $7.0 million resulting from employee turnover and the decline in stock price and cost saving initiatives, including: (i) a decrease of $2.6 million in other administrative and marketing-related costs; (ii) a decrease in travel related expenses of $2.0 million; (iii) a decline of $1.8 million in bad debt due to increased collections and efficiencies from integration efforts; and (iv) a decrease in compensation related expenses of $1.0 million.

	Six Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Selling, general and administrative expense	$155,702	$175,744	$(20,042)	(11.4%)
Selling, general and administrative expenses decreased $20.0 million, or 11.4%, primarily due to a decrease in equity-based compensation of $9.7 million resulting from employee turnover and the decline in stock price and cost saving initiatives, including: (i) a decline in compensation related expenses of $5.6 million; (ii) a decrease of $4.4 million in other administrative and marketing related costs; (iii) a decrease in travel related expenses of $3.0 million; (iv) a decline of $1.9 million in bad debt due to increased collections and efficiencies from integration efforts; and (v) a decrease of $1.0 million in corporate and employee health insurance. These decreases were partially offset with an increase in consulting expenses of $4.7 million and an increase in audit and legal fees of $1.3 million.
Research and development expenses

	Three Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Research and development expense	$3,398	$6,366	$(2,968)	(46.6%)
Research and development expense decreased by $3.0 million, or 46.6%, due to: (i) a $1.8 million decline in consulting costs; (ii) a decrease of $0.4 million in supplies expense due to cost reduction efforts; and (iii) a decline of $0.4 million in equity-based compensation resulting from employee turnover and the decline in stock price.

	Six Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Research and development expense	$7,169	$13,294	$(6,125)	(46.1%)
Research and development expense decreased by $6.1 million, or 46.1%, primarily due to: (i) a decrease of $3.1 million in consulting costs; (ii) a decline in $1.1 million in compensation related expenses due to restructuring and cost reduction efforts; (iii) a decline of $0.8 million in supplies expense due to cost reduction efforts; and (iv) a decrease in equity-based compensation of $0.7 million due to employee turnover and our declining stock price.
Restructuring costs

	Three Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Restructuring costs	$620	$1,007	$(387)	(38.4%)

	Six Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Restructuring costs	$937	$1,584	$(647)	(40.8%)
Restructuring costs for the three and six months ended July 1, 2023 included costs incurred as a result of an initiative to align the Company’s organizational and management cost structure to improve profitability and cash flow through headcount reduction and cutting third-party related costs. Restructuring costs for the three and six months ended July 2, 2022 were incurred as a result of restructuring plans for recently acquired businesses to reduce headcount and to reorganize management structure for acquired businesses.
Change in fair value of contingent consideration

	Three Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Change in fair value of contingent consideration	$240	$273	$(33)	(12.1%)

	Six Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Change in fair value of contingent consideration	$527	$542	$(15)	(2.8%)
The fair value of contingent consideration during the three and six months ended July 1, 2023 remained consistent with the prior year comparable period. The activity for both periods relates to contingent consideration associated with the acquisition of Bioness in March 2021.
Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Depreciation and amortization	$2,294	$2,696	$(402)	(14.9%)

	Six Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Depreciation and amortization	$4,423	$5,950	$(1,527)	(25.7%)
Depreciation and amortization decreased during the three and six months ended July 1, 2023 compared with the prior year periods. The decrease was primarily due to: (i) certain customer relationship assets, which became fully amortized and lower amortization expense in 2023 as certain intangibles were impaired resulting from the evaluation of the Wound Business, which was sold during the second quarter of 2023.
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

Loss on disposal of a business
The loss on disposal of a business during the three and six months ended July 1, 2023 resulted from working capital adjustments relating to the sale of our Wound Business.
Other expense (income)

	Three Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Interest expense, net	$10,587	$2,578	$8,009	NM
Other expense (income) (NM = Not Meaningful)	$513	$604	$(91)	(15.1%)
Interest expense, net increased $8.0 million due to: (i) an increase in interest of $4.6 million due to higher interest rates; (ii) an increase of $2.3 million due to higher margin rates; and (iii) an increase of $0.7 million on the additional debt used to partially fund the CartiHeal Acquisition. These changes were partially offset by $0.3 million of interest income from the change in the fair value of our interest rate swap. Other expense remained consistent with the prior year comparable period.

	Six Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Interest expense, net	$20,281	$1,028	$19,253	NM
Other expense (income)	$(1,075)	$241	$(1,316)	NM

Interest expense, net increased $19.3 million due to: (i) an increase in interest of $9.5 million from higher interest rates; (ii) the $4.2 million in interest income resulting from the change in the fair value of our interest rate swap in 2022, which was discontinued during the fourth quarter of 2022; (iii) an increase of $3.6 million due to higher margin rates associated with a high leverage ratio; (iv) an increase of $1.2 million on additional debt used to partially fund the acquisition of CartiHeal and (v) an increase of $0.6 million for interest on our revolving credit borrowings. Other expense (income) increased $1.3 million due to the receipt of $1.5 million from the settlement of a legal claim.
Income tax expense (benefit), net

	Three Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Income tax expense, net	$381	$1,244	$(863)	(69.4%)
Effective tax rate	8.8%	18.4%		(9.6)%

	Six Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Income tax expense (benefit), net	$235	$(3,888)	$4,123	(106.0%)
Effective tax rate	0.2%	14.6%		(14.4)%
Changes for the three and six months ended July 1, 2023 compared to the prior year comparable periods were primarily due to an increase in the valuation allowance applied to our net deferred tax assets.

Noncontrolling interest

	Three Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Continuing LLC Owner	$1,050	$545	$505	92.7%
Other noncontrolling interest	—	217	(217)	(100.0%)
Total	$1,050	$762	$288

	Six Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Continuing LLC Owner	$36,347	$3,956	$32,391	NM
Other noncontrolling interest	—	335	(335)	(100.0%)
Total	$36,347	$4,291	$32,056
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC in which we own 79.9%. We have a majority economic interest, the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a noncontrolling interest representing the 20.1% that is owned by the Continuing LLC Owner. Noncontrolling interest activity during the six months ended July 1, 2023 was the result of the large losses recorded.
Segment Adjusted EBITDA
Adjusted EBITDA for each of our reportable segments is as follows:

	Three Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
U.S.	$24,712	$19,489	$5,223	26.8%
International	$3,446	$2,840	$606	21.3%
U.S.
Adjusted EBITDA increased $5.2 million, or 26.8%, primarily due to cost saving initiatives, including a decrease in administrative, compensation and travel related expenses, partially offset with a decline in gross profit.
International
Adjusted EBITDA increased $0.6 million, or 21.3%, primarily due to cost saving initiatives and the increase in gross profit.

	Six Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
U.S.	$39,424	$24,328	$15,096	62.1%
International	$5,685	$5,173	$512	9.9%
U.S.
Adjusted EBITDA increased $15.1 million, or 62.1%, primarily due cost saving initiatives, including a decrease in compensation related charges and declines in administrative and travel expenses as previously discussed partially offset with lower gross profit.
International
Adjusted EBITDA increased $0.5 million, or 9.9%, primarily due to cost saving initiatives and the increase in gross profit.
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
As previously discussed, on May 22, 2023, we closed the sale of our Wound Business for consideration of $84.9 million, including $34.9 million at closing, $5.0 million deferred for 18 months and up to $45.0 million in potential earn-out payments. The proceeds were used to prepay $30.0 million of long-term debt principal obligations.
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
The Company is actively pursuing plans to mitigate these conditions and events, such as considering various additional cost cutting measures, and exploring additional divestiture opportunities such as the recently completed divestiture of its Wound Business; however, there can be no assurances that it is probable these plans will be successfully implemented or that they will successfully mitigate these conditions and events. Therefore, these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
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
During January and February 2023, the Company borrowed $49.0 million on its Revolver for working capital needs. However, on the Closing Date of the March 2023 amendment to the Amended 2019 Credit Agreement, as part of the closing conditions, the Company repaid $20.0 million of these borrowings during the first quarter of 2023. An additional $22.0 million was repaid during the second quarter of 2023. Additionally, the Company paid $1.3 million in closing fees, and will be required to pay an additional $0.6 million by December 31, 2023 unless the Total Net Leverage Ratio as at September 30, 2023 is below 5.25 to 1.00.
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

Information regarding cash flows
Cash, cash equivalents and restricted cash as of July 1, 2023 totaled $29.4 million, compared to $30.2 million as of December 31, 2022. The decrease in cash was primarily due to the following:

	Six Months Ended		Change
(in thousands, except for percentage)	July 1, 2023	July 2, 2022	$	%
Cash flows from continuing operations:
Net cash from operating activities	$15,454	$(18,080)	$33,534	(185.5%)
Net cash from investing activities	29,940	(56,699)	86,639	(152.8%)
Net cash from financing activities	(34,868)	16,860	(51,728)	NM
Net cash from discontinued operations	(13,675)	—	(13,675)	NM
Effect of exchange rate changes on cash	701	(293)	994	NM
Net change in cash, cash equivalents and restricted cash	$(2,448)	$(58,212)	$55,764	(95.8%)
NM = Not Meaningful
Operating Activities
Net cash in operating activities from continuing operations increased $33.5 million, primarily due to lower employee compensation and a net increase in collections. These inflows were partially offset with an increase in inventory purchases and higher interest payments.
Investing Activities
Net cash resulting from investing activities increased $86.6 million, primarily due to (i) the $34.9 million receipt of cash resulting from the sale of the Wound Business; (ii) an investing cash outflow of $50.0 million for the investment in CartiHeal during 2022; and (iii) $1.5 million less in other investments and distribution rights in 2023.
Financing Activities
Cash flows from financing activities decreased $51.7 million, primarily due to (i) an increase of $29.2 million in debt principal payments; (ii) net revolver credit borrowings of $7.0 million compared to $25.0 million in 2022; (iii) deferred financing payments of $3.7 million attributable to debt refinancing in 2023; and (iv) $4.0 million less proceeds from the issuance of stock. Financing cash outflows in 2023 were partially offset with no tax withholdings on equity based compensation compared to $3.4 million of payments in 2022.
Discontinued Operations
Net cash flows from discontinued operations were primarily the result of $10.2 million in fees used to settle the CartiHeal disposition and $1.4 million in cash held by the CartiHeal entity at the time of disposal.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations as disclosed in our 2022 10-K except for financing leases. Finance lease obligations entered into during the six months ended July 1, 2023 resulted from an agreement to lease a facility to expand our manufacturing operations and relocate from our current leased facilities in Memphis, Tennessee. The lease was entered into during November 2021 with occupancy staring in 2023. The lease term is 10 years and payments are as follows for the remainder of 2023—$1.6 million, 2024—$1.6 million, 2025—$1.6 million, 2026—$1.6 million, 2027—$1.7 million and thereafter—$8.6 million.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of ongoing material weaknesses in the Company’s internal control over financial reporting that are not fully remediated as described below, the Company’s disclosure controls and procedures were not effective as of July 1, 2023.
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

These ongoing control deficiencies have resulted in certain immaterial restatements of the Company’s financial statements as discussed in our Quarterly Reports on Form 10-Q for the periods ended April 1, 2023 and July 1, 2023. When considered in the aggregate, they continue to create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Therefore, management concluded that the deficiencies continue to represent a material weakness in our internal control over financial reporting, and that disclosure controls and procedures were not effective as July 1, 2023.
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
(c)As part of Project Action, we are developing mid- to long-term plans to further scale accounting, finance and IT for growth and public company requirements and continue to assess the level of resources that we need. We have implemented certain retention programs to retain key resources.
(d)We prioritized key projects and ensured organizational capacity, with only essential IT projects occurring during the year.
(e)We are reinforcing execution rigor and have established recurring metrics regarding internal controls in processes, and are tracking current performance compared with target performance to provide additional visibility to management and the Audit Committee. We have begun further utilizing our systems to automate the tracking of internal control completion.
(f)We implemented regular internal control certifications by control owners for all key controls.
(g)We are driving additional accountability for control owners by tying a portion of their performance objectives to successful completion of internal controls.
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
The Company implemented enhanced procedures to ensure the completeness and accuracy of key reports and information used in the rebates accrual and further enhanced the precision of supporting documentation for control performance.
We believe the actions described with respect to our control environment and rebates accrual processes will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, the new and enhanced controls have not all been fully implemented and/or have not operated for a sufficient amount of time to conclude that our material weaknesses have been fully remediated. We are continuing to implement and monitor the effectiveness of our controls and will make any further changes management determines appropriate.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for changes to controls resulting from the material weaknesses described above.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina, Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The lead plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended and consolidated complaint. In response to the Company’s motion to dismiss, the lead plaintiff filed a second amended complaint on July 31, 2023. The Company is currently evaluating the allegations in the amended complaint and intends to file a new motion to dismiss, which under the court’s scheduling order is due on August 14, 2023. The Company believes the claims alleged in the litigation lack merit and intends to defend itself vigorously. The outcome of the litigation is not presently determinable, and any loss is neither probable nor reasonable estimable.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading Risk Factors included in our 2022 10-K as updated by our subsequent Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our 2022 10-K and Quarterly Report on Form 10-Q for the period ended Apri1 1, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended July 1, 2023.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Insider Trading Arrangements
On June 20, 2023, our Chief Financial Officer (Mark L. Singleton), Senior Vice President and General Counsel (Anthony D’Adamio) and Senior Vice President and Chief Compliance Officer (Katrina Church) each made an election to sell shares of Company Class A common stock to cover withholding taxes that may become due pursuant to the vesting of Retention Awards granted to such officers effective that same day. The elections are designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewith
2.1	Asset Purchase Agreement, dated May 10, 2023, by and among Misonix, LLC, Solsys Medical, LLC, Bioventus LLC and LifeNet Health	8-K	001-37844	2.1	5/16/2023
10.1^	Separation Agreement and Release between Kenneth Reali and Bioventus Inc., dated April 4, 2023	8-K	001-37844	10.1	4/5/2023
10.2^	Employment Agreement between Anthony P. Bihl III and Bioventus Inc., dated as of April 5, 2023	8-K/A	001-37844	10.1	4/11/2023
10.3^	Bioventus Inc. 2023 Retention Equity Award Plan	8-K	001-37844	10.1	6/9/2023
10.4^	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement	8-K	001-37844	10.2	6/9/2023
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						***
101.SCH	Inline XBRL Taxonomy Extension Schema Document						***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						***
101.DEF	Inline XBRL Extension Definition Linkbase Document						***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						***

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)						*
*     Filed herewith
**     Furnished herewith
***     Submitted electronically herewith
^     Indicates management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BIOVENTUS INC.

August 8, 2023	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)