Form 10-Q
period 2023-09-30
Bioventus Inc.
filed 2023-11-07
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of October 27, 2023, there were 62,965,830 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to "Bioventus," "we," "us," "our," "the Company," and similar references refer to Bioventus Inc. and its consolidated subsidiaries, including Bioventus LLC (“BV LLC”).
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements regarding our business strategy, including, without limitation, expectations relating to our acquisitions of Misonix and Bioness, expected expansion of our pipeline and research and development investment, new therapy launches, expected costs related to, and potential future options for, MOTYS, recent dispositions of non-core assets, our domestic and international operations and expected financial performance and condition, and impacts of the COVID-19 pandemic, inflation and ongoing conflicts in Israel. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things: the risk that previously identified material weaknesses or new material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner; we might not be able to continue to fund our operations for at least the next twelve months as a going concern; we might not meet certain of our debt covenants under our Credit Agreement and might be required to repay our indebtedness; risks associated with the disposition of our Wound Business and expected impacts on our business; restrictions on operations and other costs associated with our indebtedness; our ability to complete acquisitions or successfully integrate new businesses, products or technologies in a cost-effective and non-disruptive manner; we maintain cash at financial institutions, often in balance that exceed federally insured limits; we are subject to securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; we may be unable to successfully commercialize newly developed or acquired products or therapies in the United States; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; the proposed down classification of non-invasive bone growth stimulators, including our Exogen system, by the U.S. Food and Drug Administration (FDA) could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of Exogen; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products, the procedures using our products, such as our hyaluronic acid (HA) viscosupplements, or future products we may seek to commercialize; pricing pressure and other competitive factors; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; the reclassification of our HA products from medical devices to drugs in the United States by the FDA could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; issues relating to the supply of our products, potential supply chain disruptions, and the increased cost of parts and components used to manufacture our products due to inflation; our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture certain of our products; economic, political, regulatory and other risks related to international sales, manufacturing and operations; failure to maintain contractual relationships; security breaches, unauthorized disclosure of information, denial of service attacks or the perception that confidential information in our possession is not secure; failure of key information technology and communications systems, process or sites; risks related to our debt and future capital needs; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; the FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; if clinical studies of our future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; legislative or regulatory reforms; our business may continue to experience adverse impacts as a result of the COVID-19 pandemic or similar epidemics; risks related to intellectual property matters; and other important factors described in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our subsequent Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, this Quarterly Report on Form 10-Q, and as may be further updated from time to time in our other filings with the SEC. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Bioventus Inc.
Consolidated Condensed Statements of Operations and Comprehensive Loss
Three and Nine Months Ended September 30, 2023 and October 1, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$120,794	$128,662	$376,922	$386,283
Cost of sales (including depreciation and amortization of $11,506, $11,331, $38,146 and $30,233 respectively)	41,944	44,127	135,030	129,392
Gross profit	78,850	84,535	241,892	256,891
Selling, general and administrative expense	69,820	78,955	225,522	254,699
Research and development expense	3,015	4,614	10,184	17,908
Restructuring costs	(26)	575	911	2,159
Change in fair value of contingent consideration	(98)	278	429	820
Depreciation and amortization	2,317	2,255	6,740	8,205
Impairments of assets	—	124,697	78,615	124,697
Loss on disposals	1,404	—	2,381	—
Operating income (loss)	2,418	(126,839)	(82,890)	(151,597)
Interest expense, net	10,115	3,604	30,396	4,632
Other expense (income)	494	115	(581)	356
Other expense	10,609	3,719	29,815	4,988
Loss before income taxes	(8,191)	(130,558)	(112,705)	(156,585)
Income tax expense (benefit), net	600	(29,523)	835	(33,411)
Net loss from continuing operations	(8,791)	(101,035)	(113,540)	(123,174)
Loss from discontinued operations, net of tax	—	(44,663)	(74,429)	(45,344)
Net loss	(8,791)	(145,698)	(187,969)	(168,518)
Loss attributable to noncontrolling interest - continuing operations	1,488	28,202	22,898	32,493
Loss attributable to noncontrolling interest - discontinued operations	—	9,251	14,937	9,251
Net loss attributable to Bioventus Inc.	$(7,303)	$(108,245)	$(150,134)	$(126,774)

Net loss from continuing operations	$(8,791)	$(101,035)	$(113,540)	$(123,174)
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustments	(324)	(723)	636	(1,912)
Comprehensive loss	(9,115)	(101,758)	(112,904)	(125,086)
Comprehensive loss attributable to noncontrolling interest - continuing operations	1,554	28,349	22,769	32,886
Comprehensive loss attributable to noncontrolling interest - discontinued operations	—	9,251	14,937	9,251
Comprehensive loss attributable to Bioventus Inc.	$(7,561)	$(64,158)	$(75,198)	$(82,949)

Loss per share of Class A common stock from continuing operations, basic and diluted:	$(0.12)	$(1.18)	$(1.45)	$(1.48)
Loss per share of Class A common stock from discontinued operations, basic and diluted:	—	(0.58)	(0.95)	(0.59)
Loss per share of Class A common stock, basic and diluted	$(0.12)	$(1.76)	$(2.40)	$(2.07)

Weighted-average shares of Class A common stock outstanding, basic and diluted:	62,824,318	61,674,254	62,494,686	61,208,941

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Balance Sheets as of September 30, 2023 and December 31, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$26,827	$30,186
Accounts receivable, net	112,899	136,295
Inventory	97,563	84,766
Prepaid and other current assets	12,163	18,551
Current assets attributable to discontinued operations	—	2,777
Total current assets	249,452	272,575
Property and equipment, net	39,704	27,456
Goodwill	7,462	7,462
Intangible assets, net	493,324	639,851
Operating lease assets	14,298	16,690
Investment and other assets	6,864	2,621
Long-term assets attributable to discontinued operations	—	405,994
Total assets	$811,104	$1,372,649

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$17,637	$36,697
Accrued liabilities	118,896	111,570
Current portion of long-term debt	19,584	33,056
Other current liabilities	4,726	3,607
Current liabilities attributable to discontinued operations	—	119,087
Total current liabilities	160,843	304,017
Long-term debt, less current portion	375,033	385,010
Deferred income taxes	—	2,248
Contingent consideration	17,860	17,431
Other long-term liabilities	30,912	22,810
Long-term liabilities attributable to discontinued operations	—	228,911
Total liabilities	584,648	960,427
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of September 30, 2023 and December 31, 2022, 62,964,482 and 62,063,014 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	63	62
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of September 30, 2023 and December 31, 2022	16	16
Additional paid-in capital	492,493	490,576
Accumulated deficit	(315,440)	(165,306)
Accumulated other comprehensive income (loss)	397	(110)
Total stockholders’ equity attributable to Bioventus Inc.	177,529	325,238
Noncontrolling interest	48,927	86,984
Total stockholders’ equity	226,456	412,222
Total liabilities and stockholders’ equity	$811,104	$1,372,649
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
Three and Nine Months Ended September 30, 2023 and October 1, 2022
(Amounts in thousands, except share amounts)
(Unaudited)

Three Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at July 1, 2023	62,804,506	$63	15,786,737	$16	$490,598	$655	$(308,137)	$50,146	$233,341
Issuance of Class A common stock for equity plans	159,976	—	—	—	397	—	—	—	397
Net loss	—	—	—	—	—	—	(7,303)	(1,488)	(8,791)
Change in noncontrolling interest allocation	—	—	—	—	(8)	—	—	8	—
Equity based compensation	—	—	—	—	1,506	—	—	327	1,833
Translation adjustment	—	—	—	—	—	(258)	—	(66)	(324)
Balance at September 30, 2023	62,964,482	$63	15,786,737	$16	$492,493	$397	$(315,440)	$48,927	$226,456

Three Months Ended October 1, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at July 2, 2022	61,656,499	$64	15,786,737	$16	$482,452	$(764)	$(25,131)	$135,443	$592,080
Issuance of Class A common stock for equity plans	121,376	—	—	—	482	—	—	—	482
Net loss	—	—	—	—	—	—	(108,245)	(37,453)	(145,698)
Change in noncontrolling interest allocation	—	—	—	—	(49)	—	—	49	—
Equity based compensation	—	—	—	—	3,755	—	—	893	4,648
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	247	247
Translation adjustment	—	—	—	—	—	(576)	—	(147)	(723)
Balance at October 1, 2022	61,777,875	$64	15,786,737	$16	$486,640	$(1,340)	$(133,376)	$99,032	$451,036

Nine Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2022	62,063,014	$62	15,786,737	$16	$490,576	$(110)	$(165,306)	$86,984	$412,222
Issuance of Class A common stock for equity plans	901,468	1	—	—	619	—	—	—	620
Net loss	—	—	—	—	—	—	(150,134)	(37,835)	(187,969)
Change in noncontrolling interest allocation	—	—	—	—	377	—	—	(377)	—
Equity based compensation	—	—	—	—	921	—	—	26	947
Translation adjustment	—	—	—	—	—	507	—	129	636
Balance at September 30, 2023	62,964,482	$63	15,786,737	$16	$492,493	$397	$(315,440)	$48,927	$226,456

Nine Months Ended October 1, 2022
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2021	59,548,504	$59	15,786,737	$16	$473,318	$179	$(6,602)	$140,686	$607,656
Issuance of Class A common stock for equity plans	2,229,371	5	—	—	4,734	—	—		4,739
Deferred taxes on equity rebalancing	—	—	—	—	(1,977)	—	—	—	(1,977)
Net loss	—	—	—	—	—	—	(126,774)	(41,744)	(168,518)
Change in noncontrolling interest allocation	—	—	—	—	2,538	—	—	(2,538)	—
Equity based compensation	—	—	—	—	11,379	—	—	2,774	14,153
Tax withholdings on equity compensation awards	—	—	—	—	(3,352)	—	—	—	(3,352)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	247	247
Translation adjustment	—	—	—	—	—	(1,519)	—	(393)	(1,912)
Balance at October 1, 2022	61,777,875	$64	15,786,737	$16	$486,640	$(1,340)	$(133,376)	$99,032	$451,036

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Cash Flows
Nine Months Ended September 30, 2023 and October 1, 2022
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2023	October 1, 2022
Operating activities:
Net loss	$(187,969)	$(168,518)
Less: Loss from discontinued operations, net of tax	(74,429)	(45,344)
Loss from continuing operations	(113,540)	(123,174)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	44,900	38,456
(Benefit) provision for expected credit losses	(695)	3,874
Equity based compensation	947	14,153
Change in fair value of contingent consideration	429	820
Change in fair value of interest rate swap	—	(6,418)
Deferred income taxes	(3,540)	(34,889)
Impairment of assets	78,615	124,697
Loss on disposals	2,381	—
Unrealized loss on foreign currency fluctuations	1,397	1,926
Other, net	1,401	166
Changes in operating assets and liabilities:
Accounts receivable	19,247	(12,840)
Inventories	(14,123)	(8,621)
Accounts payable and accrued expenses	(11,067)	(17,410)
Other current and noncurrent assets and liabilities	787	1,338
Net cash from operating activities - continuing operations	7,139	(17,922)
Net cash from operating activities - discontinued operations	(2,169)	(859)
Net cash from operating activities	4,970	(18,781)
Investing activities:
Proceeds from sale of a business	34,897	—
Purchase of property and equipment	(6,993)	(6,639)
Investments and acquisition of distribution rights	—	(1,478)
Other	—	(75)
Net cash from investing activities - continuing operations	27,904	(8,192)
Net cash from investing activities - discontinued operations	(11,506)	(104,841)
Net cash from investing activities	16,398	(113,033)
Financing activities:
Proceeds from issuance of Class A common stock	620	4,739
Tax withholdings on equity-based compensation	—	(3,352)
Proceeds from the issuance of long-term debt, net of issuance costs	—	79,659
Borrowing on revolver	64,000	25,000
Payment on revolver	(49,000)	(25,000)
Debt refinancing costs	(3,661)	—
Payments on long-term debt	(38,264)	(13,528)
Other, net	(334)	(4)
Net cash from financing activities	(26,639)	67,514
Effect of exchange rate changes on cash	261	(531)
Net change in cash, cash equivalents and restricted cash	(5,010)	(64,831)
Cash, cash equivalents and restricted cash at the beginning of the period	31,837	99,213
Cash, cash equivalents and restricted cash at the end of the period	$26,827	$34,382
Supplemental disclosure of noncash investing and financing activities
Accrued liabilities for intellectual property	$709	$—
Accounts payable for purchase of property, plant and equipment	$1,304	$1,270

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
The Company is focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing processes. The Company is headquartered in Durham, North Carolina and has approximately 970 employees.
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
The following are selected line items from our aforementioned impacted financial statements illustrating the effect of the error corrections thereon:

Consolidated Balance Sheets — December 31, 2022	As Previously Reported	Adjustments	As Adjusted
Deferred income taxes (b)(d)(e)	$74,138	$(71,890)	$2,248
Total liabilities	1,032,317	(71,890)	960,427
Additional paid-in capital (a)(b)(c)(d)	481,919	8,657	490,576
Noncontrolling interest (a)(c)	23,751	63,233	86,984
Total stockholders’ equity	340,332	71,890	412,222

Consolidated Balance Sheets — December 31, 2021	As Previously Reported	Adjustments	As Adjusted
Deferred income taxes (b)	$133,518	$(73,867)	$59,651
Total liabilities	692,073	(73,867)	618,206
Additional paid-in capital (a)(b)	465,272	8,046	473,318
Noncontrolling interest (a)	74,865	65,821	140,686
Total stockholders’ equity	533,789	73,867	607,656
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
(e)The previously reported amount reflects a reclassification of $79,863 of deferred tax liabilities associated with the deconsolidation of CartiHeal (2009) Ltd. into long-term liabilities attributable to discontinued operations as illustrated in the December 31, 2022 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details.
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
The Company is actively pursuing plans to mitigate these conditions and events, such as considering various additional cost cutting measures, exploring additional divestiture opportunities such as the divestiture of certain assets within the Company’s Wound Business (as defined in Note 3. Acquisitions and divestitures), and exploring opportunities to amend as needed or refinance our existing debt obligations; however, there can be no assurances that it is probable these plans will be successfully implemented or that they will successfully mitigate these conditions and events. Therefore, these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
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
Accounts receivable, net of allowances, consisted of the following as of:

	September 30, 2023	December 31, 2022
Accounts receivable(a)	$117,935	$143,317
Less: Allowance for credit losses	(5,036)	(7,022)
	$112,899	$136,295
(a)Other receivables of $350 attributable to CartiHeal was reclassified to current assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on aging of the account receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base with no single customer representing ten percent or more of sales. The Company has one customer representing approximately 15.4% of the accounts receivable balance as of September 30, 2023. Historically, the Company’s reserves have been adequate to cover credit losses.

Changes in credit losses were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Beginning balance	$(7,141)	$(5,292)	$(7,022)	$(3,402)
Benefit (provision) for expected credit losses	1,335	(1,369)	695	(3,874)
Write-offs	1,298	1,082	2,352	1,907
Recoveries	(528)	(265)	(1,491)	(475)
Disposition	—	—	430	—
Ending balance	$(5,036)	$(5,844)	$(5,036)	$(5,844)
Inventory
Inventory consisted of the following as of:

	September 30, 2023	December 31, 2022
Raw materials and supplies(a)	$26,432	$19,133
Finished goods	75,003	67,484
Gross	101,435	86,617
Excess and obsolete reserves	(3,872)	(1,851)
	$97,563	$84,766
(a)Raw material inventory of $642 attributable to CartiHeal has been reclassified to current assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
Prepaid and other current assets
Prepaid and other current assets consisted of the following as of:

	September 30, 2023	December 31, 2022
Prepaid taxes	$2,130	$4,442
Prepaid and other current assets(a)	10,033	14,109
	$12,163	$18,551
(a)Prepaid and other current assets of $134 attributable to CartiHeal was reclassified to current assets attributable to discontinued operations within the December 31, 2022 balance sheet. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
Property, plant & equipment, net
The Company incurred a $1,064 disposal loss on fixed assets during the three and nine months ended September 30, 2023 as a result of the integration of acquisitions. The loss is recorded in loss on disposals within the consolidated condensed statements of operations and comprehensive loss.

Intangible assets, net
Intangible assets consisted of the following as of:

	September 30, 2023	December 31, 2022
Intellectual property(a)(b)	$677,258	$790,049
Distribution rights	61,325	61,325
Customer relationships(b)	57,950	67,450
IPR&D	5,500	5,500
Developed technology and other	13,998	13,998
Total carrying amount	816,031	938,322
Less accumulated amortization:
Intellectual property(a)(b)	(208,084)	(187,767)
Distribution rights	(48,054)	(44,319)
Customer relationships(b)	(57,950)	(58,842)
Developed technology and other	(7,210)	(6,276)
Total accumulated amortization	(321,298)	(297,204)
Intangible assets, net before currency translation	494,733	641,118
Currency translation	(1,409)	(1,267)
	$493,324	$639,851
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
(b)The Company recorded an impairment loss of $78,615 for the nine months ended September 30, 2023 in the U.S. reporting segment of net intellectual property attributable to the TheraSkin and TheraGenesis products, which were sold in May 2023. The loss was recorded in impairment of assets within the consolidated condensed statements of operations and comprehensive loss. Refer to Refer to Note 3. Acquisitions and divestitures for further details regarding businesses held for sale.
Estimated amortization expense for intangibles subsequent to reclassifications, impairment and additions for the remainder of 2023 and for the years ended December 31, 2024 through 2027 is expected to be $6,907, $26,590, $23,939, $20,461 and $20,109, respectively.
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

The Company’s goodwill resides within the International segment, of which $6,297 related to CartiHeal and was reclassified to long-term assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. The amount was recorded in discontinued operations, net of tax on the consolidated condensed statements of operations for the nine months ended September 30, 2023 as a result of CartiHeal’s deconsolidation. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details concerning the deconsolidation of CartiHeal.
On November 8, 2022, due to a significant decline in the Company’s Class A common stock price, circumstances became evident that a possible goodwill impairment existed as of the third quarter 2022 balance sheet date. The Company concluded that the carrying value of the U.S. reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $189,197 during three and nine months ended October 1, 2022, of which $124,697 was recorded in the impairment of assets and $64,500 in loss on discontinued operations, net of tax, respectively, within the consolidated condensed statements of operations and comprehensive loss. There were no impairment losses or indicators of impairment during the nine months ended September 30, 2023. There were also no accumulated impairment losses prior to the year ended December 31, 2022.
Accrued liabilities
Accrued liabilities consisted of the following as of:

	September 30, 2023	December 31, 2022
Gross-to-net deductions	$69,631	$71,227
Bonus and commission	13,558	9,179
Compensation and benefits	7,499	11,428
Accrued interest	6,742	217
Income and other taxes	4,689	2,572
Other liabilities(a)	16,777	16,947
	$118,896	$111,570
(a)Other liabilities attributable to CartiHeal of $384 were reclassified into current liabilities attributable to discontinued operations within December 31, 2022 consolidated balance sheets. Refer to Note 3. Acquisitions and divestitures and Note 14. Discontinued operations for further details.
3. Acquisitions and divestitures
Wound Business
On May 22, 2023, the Company closed the sale of certain assets within its Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business” or the “Disposal Group”), for potential consideration of $84,897, including $34,897 at closing, $5,000 deferred for 18 months and up to $45,000 in potential earn-out payments (“Earn-out Payments”). The Company incurred $3,880 in transactional fees resulting from the sale of the Wound Business. The loss resulting from the deconsolidation of the Disposal Group was $340 and $1,317 for the three and nine months ended September 30, 2023, respectively, recorded in loss on disposals within the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023.
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

The Company evaluated the Wound Business for impairment prior to its sale and recorded a $78,615 ($63,337 after tax) impairment within the consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2023 as a result of this evaluation to reduce the intangible assets of the Disposal Group to reflect their respective fair values less any costs to sell. The fair value of the Disposal Group’s intangibles was determined based on the consideration received for the Wound Business.
CartiHeal (2009) Ltd
On July 12, 2022, the Company completed the acquisition of 100% of the remaining shares in CartiHeal, a privately held company headquartered in Israel and the developer of the proprietary Agili-C implant for the treatment of joint surface lesions in traumatic and osteoarthritic joints. The Company previously held an equity interest in CartiHeal’s fully diluted shares with a carrying value of $15,768 and $16,771 as of July 12, 2022 and December 31, 2021, respectively. Net equity losses associated with CartiHeal for the three and nine months ended October 1, 2022 totaled $322 and $1,003, respectively, which were included in discontinued operations, net on the consolidated condensed statements of operations and comprehensive loss.
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
4. Financial instruments
Long-term debt consisted of the following as of:

	September 30, 2023	December 31, 2022
Amended Term Loan due October 2026 (9.88% at September 30, 2023)	$382,448	$420,712
Revolver due October 2025 (9.88% at September 30, 2023)	15,000	—
Less:
Current portion of long-term debt	(19,584)	(33,056)
Unamortized debt issuance cost	(998)	(1,338)
Unamortized discount	(1,833)	(1,308)
	$375,033	$385,010
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
As of September 30, 2023, $379,617 was outstanding on the Term Loan Facilities, net of original issue discount of $1,833 and deferred financing costs of $998. As previously discussed in Note 3. Acquisitions and divestitures, the Company made a prepayment of $30,000 on its Term Loan Facilities with the proceeds from the Wound Business divestiture during the second quarter of 2023. Capitalized deferred fees are amortized to interest expense on a straight-line basis over the term of the Term Loan Facilities, which approximates the effective interest method. Interest expense includes deferred cost amortization of $262, $203, $1,400 and $610 for the three months ended September 30, 2023 and October 1, 2022 and the nine months ended September 30, 2023 and October 1, 2022, respectively. The Company had $15,000 and no outstanding borrowings on its Revolver as of September 30, 2023 and December 31, 2022, respectively.
The estimated fair value of the Term Loan Facilities was $378,146 as of September 30, 2023. The fair value of these obligations was determined based on the midpoint of the Bloomberg Valuation. This is classified as a Level 2 instruments within the fair value hierarchy.
The Company historically entered into interest rate swap agreements to limit its exposure to changes in the variable interest rate on its long-term debt. The Company had one non-designated interest rate swap agreement that was terminated on October 28, 2022. The Company received $7,738 upon the swap’s termination. The swap was carried at fair value on the balance sheet with changes in fair value recorded as interest income or expense within the consolidated condensed statements of operations and comprehensive loss. Net interest income of $2,222 and $6,418 was recorded related to the change in fair value of the interest rate swap for the three and nine months ended October 1, 2022.
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
There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 inputs. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 2 and Level 3 inputs:

	September 30, 2023		December 31, 2022
	Total	Level 3	Total	Level 3
Liabilities:
Deferred Amount - Current(a)	$—	$—	$117,615	$117,615
Deferred Amount - Long Term(a)	—	—	79,269	79,269
CartiHeal contingent consideration- Sales Milestone(a)	—	—	67,251	67,251
Bioness contingent consideration	17,860	17,860	17,431	17,431
Total liabilities:	$17,860	$17,860	$281,566	$281,566
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
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the table above resulted from the acquisition of Bioness on March 30, 2021. Contingent consideration is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. Changes in contingent consideration related to Bioness for the three months ended September 30, 2023 and October 1, 2022 and the nine months ended September 30, 2023 and October 1, 2022 total a gain of $98 and losses of $278, $429 and $820, respectively, and were recorded as the change in fair value of contingent consideration within the consolidated condensed statements of operations and comprehensive loss. Changes in contingent consideration related to the CartiHeal Acquisition totaled $1,710 for the nine months ended September 30, 2023 and is reported within discontinued operations, net within the consolidated condensed statements of operations and comprehensive loss. Pursuant to the Settlement Agreement, the Company was relieved of CartiHeal related obligations. The Company deconsolidated the remaining $68,961 contingent consideration liability as a result. Refer to Note 3. Acquisitions and divestitures for further details regarding the deconsolidation of CartiHeal.
6. Equity-based compensation
2021 Plan
The Company operates an equity-based compensation plan (the “2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), other stock-based awards, and cash awards (the “2021 Plan Awards”). As of September 30, 2023, 14,781,895 shares of Class A common stock were authorized to be awarded under the 2021 Plan and 7,658,566 shares were available for 2021 Plan Awards.
2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of September 30, 2023, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 49,200 shares were available for Retention Awards.
Activity under the Plans
Expense
Equity-based compensation, net for Awards granted under the Plans for the three and nine months ended September 30, 2023 totaled $1,734 and $655, respectively, in expense reduction as a result of expense reversals due to executive leadership transitions. Equity compensation expense for Awards granted under the Plans for three and nine months ended October 1, 2022, totaled $4,512 and $13,765, respectively. Expenses and expense reductions are primarily included in selling, general and administrative expense with a nominal amount in research and development expense within the consolidated condensed statements of operations and comprehensive loss based upon the department of the employee. There were no income tax benefits related to equity-based compensation expense for the three and nine months ended September 30, 2023. Income tax benefits related to equity-based compensation expense for three and nine months ended October 1, 2022 totaled $23 and $2,313, respectively.

Restricted Stock Units
During the three and nine months ended September 30, 2023, the Company granted time-based RSUs which vest at various dates through May 8, 2027. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to the RSUs totaled $7,910 at September 30, 2023, and is expected to be recognized over a weighted average period of approximately 2.02 years. A summary of the RSU award activity for the nine months ended September 30, 2023 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2022	1,189	$11.96
Granted	2,030	2.35
Vested	(396)	11.16
Forfeited or canceled	(469)	8.77
Unvested at September 30, 2023	2,354	$4.44
Stock Options
During the three and nine months ended September 30, 2023, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the nine months ended September 30, 2023 is shown in the following table.

Risk-free interest rate	3.49% - 4.4%
Expected dividend yield	—%
Expected stock price volatility	35.2% - 36.4%
Expected life of stock options (years)	5.50 - 6.25
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 was $0.50 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $6,861 at September 30, 2023, and is expected to be recognized over a weighted average period of approximately 5.47 years.
A summary of stock option activity is as follows for the nine months ended September 30, 2023 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2022	8,910	$11.65
Granted	1,182	1.21
Exercised	(65)	2.69
Forfeited or canceled	(4,596)	12.44
Outstanding at September 30, 2023	5,431	8.82	7.09 years	$2,179
Exercisable and vested at September 30, 2023	2,988	$9.82	5.71 years	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Class A common stock for options that had exercise prices lower than $3.30 per share, the closing price of the Company’s Class A common stock on the last trading day of the third quarter, September 29, 2023.

Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of September 30, 2023, the aggregate number of shares reserved for issuance under the ESPP was 963,926. A total of 93,092 and 460,019 shares were issued and $99 and $292 of expense was recognized during the three and nine months ended September 30, 2023. A total of 69,334 and 172,153 shares were issued and $136 and $388 of expense was recognized during the three and nine months ended October 1, 2022.
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
Holders of Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests and the number of shares of Class B common stock held by Smith & Nephew, Inc. (the “Continuing LLC Owner”). Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis upon the redemption or exchange of any outstanding LLC Interests.
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

Noncontrolling interest
In connection with any redemption, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the nine months ended September 30, 2023 or during the year ended December 31, 2022. The following table summarizes the ownership interest in BV LLC as of September 30, 2023 and December 31, 2022 (number of units in thousands):

	September 30, 2023		December 31, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	62,964	80.0%	62,063	79.7%
Continuing LLC Owner	15,787	20.0%	15,787	20.3%
Total	78,751	100.0%	77,850	100.0%
8. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Numerator:
Net loss from continuing operations, net of tax	$(8,791)	$(101,035)	$(113,540)	$(123,174)
Net loss attributable to noncontrolling interests — continuing operations	1,488	28,202	22,898	32,493
Net loss attributable to Bioventus Inc. Class A common stockholders — continuing operations	$(7,303)	$(72,833)	$(90,642)	$(90,681)

Numerator:
Net loss from discontinued operations, net of tax	$—	$(44,663)	$(74,429)	$(45,344)
Net loss attributable to noncontrolling interests — discontinued operations	—	9,251	14,937	9,251
Net loss attributable to Bioventus Inc. Class A common stockholders — discontinued operations	$—	$(35,412)	$(59,492)	$(36,093)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	62,824,318	61,674,254	62,494,686	61,208,941

Net loss per share of Class A common stock from continuing operations, basic and diluted	$(0.12)	$(1.18)	$(1.45)	$(1.48)
Net loss per share of Class A common stock from discontinued operations, basic and diluted	—	(0.58)	(0.95)	(0.59)
Net loss per share of Class A common stock, basic and diluted	$(0.12)	$(1.76)	$(2.40)	$(2.07)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.

The following number of weighted-average potentially dilutive shares as of September 30, 2023 and October 1, 2022 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737	15,786,737	15,786,737
Stock options	4,540,415	8,186,264	6,620,251	7,488,407
RSUs	448,715	910,521	928,817	605,212
Total	20,775,867	24,883,522	23,335,805	23,880,356
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
The Company announced a restructuring plan in December 2022 (the “2022 Restructuring Plan”) that is intended to align the Company’s organizational and management cost structure to improve profitability and cash flow. The Company expects to incur $5,000 to $6,000 of pre-tax costs under the 2022 Restructuring Plan primarily consisting of employee severance and additional expenses for third-party and other related costs. Pre-tax activity recognized during the three and nine months ended September 30, 2023 and the year ended December 31, 2022 totaled an expense reversal of $26, and pre-tax charges of $864 and $4,581, respectively.
The Company adopted restructuring plans for businesses acquired to reduce headcount, reorganize management structure and consolidate certain facilities during the second half of 2021 (the “2021 Acquisition Restructuring Plan”) and during the first quarter of 2022 (the “2022 Acquisition Restructuring Plan”). The Company’s planned total pre-tax charges for the 2021 Acquisition Restructuring Plan and 2022 Acquisition Restructuring Plan are $3,500 and $2,300, respectively. There was nominal activity related to the 2021 Acquisition Restructuring Plan during the nine months ended September 30, 2023 and $92, $692, $719 and $2,487 recognized during the three and nine months ended October 1, 2022, and the years ended December 31, 2022 and 2021, respectively. The 2021 Acquisition Restructuring Plan is essentially complete. Costs attributable to the 2022 Acquisition Restructuring Plan totaled $84 for the nine months ended September 30, 2023, respectively, and $483, $1,467 and $1,479 during the three and nine months ended October 1, 2022, and the year ended December 31, 2022, respectively.
The Company’s restructuring charges and payments for plans related to businesses recently acquired comprised of the following:

	Employee severance and temporary labor costs	Other charges	Total
Balance at December 31, 2022	$3,760	$—	$3,760
Expenses incurred	719	192	911
Payments made	(3,113)	(192)	(3,305)
Balance at September 30, 2023	$1,366	$—	$1,366
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

For the three months ended September 30, 2023 and October 1, 2022 and the nine months ended September 30, 2023 and October 1, 2022 , the Company's effective tax rate was 7.3%, 22.6%, 0.7% and 21.3%, respectively. The changes for the three and nine months ended September 30, 2023 compared to the prior year comparable periods was primarily due to an increase in the valuation allowance applied to the Company’s net deferred tax assets.
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
The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Operating lease cost	$1,041	$1,238	$3,120	$3,544
Short-term lease cost(a)	156	190	591	518
Financing lease cost:
Amortization of finance lease assets	394	9	1,022	27
Interest on lease liabilities	230	1	596	3
Total lease cost	$1,821	$1,438	$5,329	$4,092
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to leases were as follows:

	Nine Months Ended
	September 30, 2023	October 1, 2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,675	$3,515
Operating cash flows from financing leases	$644	$4
Financing cash flows from finance leases	$334	$43

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$275	$2,494
Financing lease obligations(a)	$15,567	$—
(a)Financing lease obligations entered into during the nine months ended September 30, 2023 resulted from the Company’s agreement to lease a facility to expand its manufacturing operations and relocate from its current leased facilities in Memphis, Tennessee. The lease was entered into during November 2021 with occupancy starting in 2023.

The lease term is 10 years and payments are as follows for the remainder of 2023—$385, 2024—$1,567, 2025—$1,598, 2026—$1,630, 2027—$1,662 and thereafter—$9,446. Imputed interest on the payments total $5,060.
Supplemental balance sheet and other information related to leases were as follows:

	September 30, 2023	December 31, 2022
Operating lease assets(a)	$14,298	$16,690

Operating lease liabilities- current(b)	$3,990	$3,552
Operating lease liabilities- noncurrent(b)	11,478	14,355
Total operating lease liabilities	$15,468	$17,907

Property, plant and equipment - net (finance leases)	$14,672	$128

Finance lease liabilities - current	$737	$55
Finance lease liabilities - noncurrent	10,581	76
Total financing lease liabilities	$11,318	$131

Weighted average remaining lease term (years) for leases
Operating leases	4.1	4.8
Finance leases	9.4	2.4

Weighted average discount rate for leases
Operating leases	4.6%	4.8%
Finance leases	8.1%	3.3%
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

Bioventus shareholder litigation
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina, Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended consolidated complaint. In response to the defendants’ motion to dismiss, the lead plaintiff filed a second amended complaint on July 31, 2023. The defendants moved to dismiss the second amended complaint on August 21, 2023, which the Court granted in part and denied in part on November 6, 2023. The Court dismissed the plaintiff’s Securities Act claims, but allowed the plaintiff’s Exchange Act claims to proceed into discovery.
On October 4, 2023, the Company and certain of its current and former directors and officers were named as defendants in a derivative shareholder lawsuit filed in the United States District Court for the District of Delaware, Grogan, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:23-CV-01099-RGA (D. Del. 2023). The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties and related state law claims, a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. The Company is currently in discussions with the plaintiff to stay this case pending resolution of the Ciarciello case.
The Company believes the claims alleged in both of the above matters lack merit and intends to defend itself vigorously. The outcome of the litigation is not presently determinable, and any loss is neither probable nor reasonably estimable.
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

Misonix former distributor
On March 23, 2017, Misonix’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against Misonix and certain of its officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that Misonix improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted Misonix’s motion to dismiss each of the tort claims asserted against Misonix, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. Discovery in the matter ended on August 5, 2021. On January 20, 2022, the court granted Misonix’s summary judgment motion on Cicel’s breach of contract and defamation claims. Cicel’s motion for reconsideration of the court’s summary judgment ruling in Misonix’s favor was dismissed by the Court on April 29, 2022. On July 18, 2022, Cicel voluntarily dismissed the remaining claim for trade secret theft and later filed an appeal to the United States Court of Appeals for the Second Circuit. The parties have filed their respective briefs regarding plaintiff’s appeal and the Second Circuit has set a hearing date of December 13, 2023, for oral arguments of the appeal. The Company believes that it has various legal and factual defenses to these claims and intends to vigorously defend the appeal of the lower court’s summary judgment rulings in its favor.
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
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the three months ended September 30, 2023 and October 1, 2022 and nine months ended September 30, 2023 and October 1, 2022 totaled $3,546, $3,813, $9,986 and $11,228, respectively. These royalties are included in cost of sales within the consolidated condensed statements of operations and comprehensive loss.
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
From time to time, the Company causes letters of credit (“LOCs”) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of September 30, 2023 and December 31, 2022, the Company had one LOC outstanding for a nominal amount.
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

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
U.S.
Pain Treatments	$48,416	$47,010	$145,028	$152,939
Restorative Therapies	24,855	38,096	89,187	102,475
Surgical Solutions	32,956	31,182	96,837	91,265
Total U.S. net sales	106,227	116,288	331,052	346,679

International
Pain Treatments	5,274	5,090	16,629	15,128
Restorative Therapies	5,288	4,047	15,676	13,930
Surgical Solutions	4,005	3,237	13,565	10,546
Total International net sales	14,567	12,374	45,870	39,604

Total net sales	$120,794	$128,662	$376,922	$386,283
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
The following table presents segment Adjusted EBITDA reconciled to loss before income taxes:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Segment Adjusted EBITDA
U.S.	$18,949	$19,917	$58,373	$44,245
International	2,786	2,006	8,471	7,179
Interest expense, net	(10,115)	(3,604)	(30,396)	(4,632)
Depreciation and amortization	(13,827)	(13,593)	(44,900)	(38,456)
Acquisition and related costs	(1,424)	(3,455)	(4,047)	(17,428)
Restructuring and succession charges	26	(575)	(911)	(2,847)
Equity compensation	(1,833)	(4,648)	(947)	(14,153)
Financial restructuring costs	(478)	—	(7,065)	—
Impairments of assets	—	—	(78,615)	—
Impairment of goodwill	—	(124,697)	—	(124,697)
Loss on disposal of a business	(340)	—	(1,317)	—
Other items	(1,935)	(1,909)	(11,351)	(5,796)
Loss before income taxes	$(8,191)	$(130,558)	$(112,705)	$(156,585)

14. Discontinued operations
On February 27, 2023 the Company reached a Settlement Agreement with the Former Securityholders of CartiHeal that resulted in the transfer of 100% of Company’s shares in CartiHeal to a Trustee. Refer to Note 3. Acquisitions and divestitures for further details concerning the CartiHeal Settlement Agreement and its deconsolidation from the Company’s financial statements. CartiHeal had no sales for the three months ended September 30, 2023 and year ended December 31, 2022.
The following table summarizes CartiHeal’s major classes of assets and liabilities as reported on the consolidated condensed balance sheets as of December 31, 2022 as the balances were fully deconsolidated as of September 30, 2023:

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

The following table summarizes the major income and expense line items of these discontinued operations, as reported in the consolidated statements of operations for the three and nine months ended September 30, 2023 and October 1, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Selling, general and administrative expense	—	239	$1,728	$239
Research and development expense	—	1,226	396	1,226
Change in fair value of contingent consideration(a)	—	2,864	1,710	2,864
Depreciation and amortization(a)	—	5,187	4,264	5,187
Impairments of assets	—	64,500	—	64,500
Operating loss from discontinued operations	—	74,016	8,098	74,016
Interest expense, net	—	6,290	4,889	6,290
Other (income) expense(b)	—	(23,387)	61,442	(22,706)
Other (income) expense	—	(17,097)	66,331	(16,416)
Loss before income taxes	—	(56,919)	(74,429)	(57,600)
Income tax benefit, net	—	(12,256)	—	(12,256)
Net loss from discontinued operations	—	(44,663)	(74,429)	(45,344)
Loss attributable to noncontrolling interest - discontinued operations	—	9,251	14,937	9,251
Net loss attributable to Bioventus Inc. - discontinued operations	$—	$(35,412)	$(59,492)	$(36,093)
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
For additional information, see the below Going Concern section under Liquidity and Capital Resources.

The following table sets forth total net sales, net loss and Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	$120,794	$128,662	$376,922	$386,283
Net loss from continuing operations	$(8,791)	$(101,035)	$(113,540)	$(123,174)
Adjusted EBITDA(1)	$21,735	$21,923	$66,844	$51,424
Loss per Class A common stock, basic and diluted:
Continuing operations	$(0.12)	$(1.18)	$(1.45)	$(1.48)
Discontinued operations	—	(0.58)	(0.95)	(0.59)
Loss per Class A common stock, basic and diluted	$(0.12)	$(1.76)	$(2.40)	$(2.07)
(1)See below under results of operations-Adjusted EBITDA for a reconciliation of net loss to Adjusted EBITDA.
Significant transactions
Wound Business
On May 22, 2023, we closed the sale of certain assets within our Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business” or the “Disposal Group”), for potential consideration of $84.9 million, including $34.9 million at closing, $5.0 million deferred for 18 months and up to $45.0 million in potential earn-out payments (“Earn-out Payments”). We incurred $3.9 million in transactional fees resulting from the sale of the Wound Business. The deconsolidation of Disposal Group resulted in the recognition of a $0.3 million and $1.3 million loss on disposal of a business recorded within the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023, respectively.
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
We evaluated the Wound Business for impairment prior to its sale and recorded a $78.6 million ($63.3 million after tax) impairment within the consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2023 as a result of this evaluation to reduce the intangible assets of the Disposal Group to reflect their respective fair values, less any costs to sell. The fair value of the Disposal Group’s intangibles were determined based on the consideration received for the Wound Business.
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
MOTYS Update
During the second quarter of 2022, prior to obtaining the results from our Phase 2 trial, we elected to discontinue the development of MOTYS, to focus our resources on other priorities, including the integration of our 2021 and 2022 acquisitions and our expanded R&D and product development portfolio we inherited with these acquisitions. We incurred $1.2 million, during the nine months ended September 30, 2023 related to MOTYS. We expect to incur up to $0.5 million in remaining expenditures.
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
The following table sets forth components of our condensed consolidated condensed statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including depreciation and amortization)	34.7%	34.3%	35.8%	33.5%
Gross profit	65.3%	65.7%	64.2%	66.5%
Selling, general and administrative expense	57.8%	61.4%	59.9%	65.9%
Research and development expense	2.5%	3.6%	2.7%	4.6%
Restructuring costs	—%	0.4%	0.2%	0.6%
Change in fair value of contingent consideration	(0.1%)	0.2%	0.1%	0.2%
Depreciation and amortization	1.9%	1.8%	1.8%	2.1%
Impairment of assets	—%	96.9%	20.9%	32.3%
Loss on disposal of a business	1.2%	—%	0.6%	—%
Operating income (loss)	2.0%	(98.6%)	(22.0%)	(39.2%)

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Net loss from continuing operations	$(8,791)	$(101,035)	$(113,540)	$(123,174)
Interest expense, net	10,115	3,604	30,396	4,632
Income tax expense (benefit), net	600	(29,523)	835	(33,411)
Depreciation and amortization(a)	13,827	13,593	44,900	38,456
Acquisition and related costs(b)	1,424	3,455	4,047	17,428
Restructuring and succession charges(c)	(26)	575	911	2,847
Equity compensation(d)	1,833	4,648	947	14,153
Financial restructuring costs(e)	478	—	7,065	—
Impairment of assets(f)	—	—	78,615	—
Impairment of goodwill(g)	—	124,697	—	124,697
Loss on disposal of a business(h)	340	—	1,317	—
Other items(i)	1,935	1,909	11,351	5,796
Adjusted EBITDA	$21,735	$21,923	$66,844	$51,424
(a)Includes for the three months ended September 30, 2023 and October 1, 2022 and nine months ended September 30, 2023 and October 1, 2022, respectively, depreciation and amortization of $11,506, $11,331, $38,146 and $30,233 in cost of sales and $2,321, $2,262, $6,754 and $8,223 in operating expenses presented in the consolidated condensed statements of operations and comprehensive loss.
(b)Includes acquisition and integration costs related to completed acquisitions, amortization of inventory step-up associated with acquired entities. loss on disposal of fixed assets related to acquired businesses and changes in fair value of contingent consideration.
(c)Costs incurred were the result of adopting restructuring plans to reduce headcount, reorganize management structure, and consolidate certain facilities.
(d)Includes compensation expense resulting from awards granted under our equity-based compensation plans. The nine months ended September 30, 2023 includes the reversal of equity compensation expenses totaling $3.8 million related to the transition of our executive leadership.
(e)Financial Restructuring costs include advisory fees and debt amendment related costs.
(f)Represents a non-cash impairment charge for intangible assets attributable to our Wound Business due to our decision to divest the business.
(g)Represents a non-cash impairment charge due to the decline in the Company’s market capitalization.
(h)Represents the loss on the disposal of the Wound Business.
(i)Other items primarily includes charges associated with strategic transactions, such as potential acquisitions or divestitures and costs attributable to MOTYS. During the 2022 fiscal year, prior to obtaining the results from our Phase 2 trial, we elected to discontinue the development of MOTYS, to focus our resources on other priorities, including the integration of our acquisitions and our expanded R&D and product development portfolio we inherited with these acquisitions. We incurred $1.2 million during the nine months ended September 30, 2023 related to MOTYS. We expect to incur up to $0.5 million in remaining expenditures. Other items for the nine months ended September 30, 2023 also includes severance costs totaling $2.3 million related to the transition of executive leadership.

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
Net sales

	Three Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
U.S.
Pain Treatments	$48,416	$47,010	$1,406	3.0%
Restorative Therapies	24,855	38,096	(13,241)	(34.8%)
Surgical Solutions	32,956	31,182	1,774	5.7%
Total U.S. net sales	106,227	116,288	(10,061)	(8.7%)

International
Pain Treatments	5,274	5,090	184	3.6%
Restorative Therapies	5,288	4,047	1,241	30.7%
Surgical Solutions	4,005	3,237	768	23.7%
Total International net sales	14,567	12,374	2,193	17.7%

Total net sales	$120,794	$128,662	$(7,868)	(6.1%)
U.S.
Net sales decreased $10.1 million, or 8.7%, changes by vertical were: (i) Pain Treatments—$1.4 million increase due to sales volume, partially offset with lower reported average selling prices (“ASP”), which has led to lower reimbursement levels; (ii) Restorative Therapies—$13.2 million net sales decrease primarily due to the divestiture of our Wound Business and volume decline within our Advanced Rehabilitation business; and (iii) Surgical Solutions—$1.8 million net sales increase primarily due to volume growth.
International
Net sales increased $2.2 million, or 17.7%, primarily due to an increase in sales volume within our Restorative Therapies and Surgical Solutions verticals.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
U.S.
Pain Treatments	$145,028	$152,939	$(7,911)	(5.2%)
Restorative Therapies	89,187	102,475	(13,288)	(13.0%)
Surgical Solutions	96,837	91,265	5,572	6.1%
Total U.S. net sales	331,052	346,679	(15,627)	(4.5%)

International
Pain Treatments	16,629	15,128	1,501	9.9%
Restorative Therapies	15,676	13,930	1,746	12.5%
Surgical Solutions	13,565	10,546	3,019	28.6%
Total International net sales	45,870	39,604	6,266	15.8%

Total net sales	$376,922	$386,283	$(9,361)	(2.4%)
U.S.
Net sales decreased $15.6 million, or 4.5%, compared to the prior year period. Changes by vertical were: (i) Pain Treatments—$7.9 million decrease due to the decline in our selling price, resulting from the impact of lower reported ASP thereby generating lower reimbursement levels, partially offset with an increase in sales volume; (ii) Restorative Therapies—$13.3 million decrease due primarily to the divestiture of our Wound Business and volume decline within our Advanced Rehabilitation business; and (iii) Surgical Solutions—$5.6 million net sales increase due to volume growth.
International
Net sales increased $6.3 million, or 15.8%, due to sales volume growth across all verticals.
Gross profit and gross margin

	Three Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
U.S.	$70,043	$76,624	$(6,581)	(8.6%)
International	8,807	7,911	896	11.3%
Total	$78,850	$84,535	$(5,685)	(6.7%)

	Three Months Ended
	September 30, 2023	October 1, 2022	Change
U.S.	65.9%	65.9%	—%
International	60.5%	63.9%	(3.5%)
Total	65.3%	65.7%	(0.4%)
U.S.
Gross profit decreased $6.6 million, or 8.6%, due to a volume decrease in Restorative Therapies, partially as a result of the Wound Business divestiture and lower ASP within our Pain Treatments vertical. These decreases were partially offset with an increase in sales volume within Surgical Solutions. Gross margin remained consistent with the prior year.

International
Gross profit increased $0.9 million, or 11.3%, primarily due to the increase in net sales. Gross margin decreased due to product mix.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
U.S.	$215,099	$231,571	$(16,472)	(7.1%)
International	26,793	25,320	1,473	5.8%
Total	$241,892	$256,891	$(14,999)	(5.8%)

	Nine Months Ended
	September 30, 2023	October 1, 2022	Change
U.S.	65.0%	66.8%	(1.8%)
International	58.4%	63.9%	(5.5%)
Total	64.2%	66.5%	(2.3%)
U.S.
Gross profit decreased $16.5 million, or 7.1%, primarily due to a volume decrease in Restorative Therapies, partially the result of the Wound Business divestiture, the decrease in selling price within the Pain Treatments vertical and an increase in amortization in cost of sales. Gross margin decreased primarily due to product mix and decrease in selling prices. This decline was partially offset with a 1.7% margin impact from the amortization of acquisition related assets in 2022 compared with 2023.
International
Gross profit increased $1.5 million, or 5.8%, primarily due to the increase in net sales. Gross margin decreased due to product mix.
Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Selling, general and administrative expense	$69,820	$78,955	$(9,135)	(11.6%)
Selling, general and administrative expenses decreased $9.1 million, or 11.6%, primarily due to a decrease in equity-based compensation of $2.9 million resulting from employee turnover and the decline in stock price and cost saving initiatives, including: (i) a decrease of $2.6 million in other administrative and marketing-related costs; (ii) a decline of $2.7 million in bad debt due to increased collections; (iii) a decrease in corporate and employee health insurance costs of $1.7 million; (iv) a decline in travel related expenses of $1.3 million; (v) a decrease in audit and legal fees of $0.8 million; and (vi) a decrease of $0.4 million in information technology costs. These declines were offset with an increase in compensation related expenses of $4.2 million.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Selling, general and administrative expense	$225,522	$254,699	$(29,177)	(11.5%)
Selling, general and administrative expenses decreased $29.2 million, or 11.5%, primarily due to a decrease in equity-based compensation of $12.6 million resulting from employee turnover and the decline in stock price and cost saving initiatives, including: (i) a decrease of $7.0 million in other administrative and marketing related costs; (ii) a decline of $4.6 million in bad debt due to increased collections; (iii) a decrease in travel related expenses of $4.2 million; (iv) a decrease of $2.7 million in corporate and employee health insurance; and (v) a decline in compensation related expenses of $1.3 million. These decreases were partially offset with an increase in consulting expenses of $4.7 million.

Research and development expenses

	Three Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Research and development expense	$3,015	$4,614	$(1,599)	(34.7%)
Research and development expense decreased by $1.6 million, or 34.7%, due to a $2.3 million decline in consulting costs partially offset with an increase in employee compensation related expenses of $0.8 million.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Research and development expense	$10,184	$17,908	$(7,724)	(43.1%)
Research and development expense decreased by $7.7 million, or 43.1%, primarily due to: (i) a decrease of $5.4 million in consulting costs; (ii) a decline of $0.8 million in supplies expense due to cost reduction efforts; (iii) a decrease in equity-based compensation of $0.6 million due to employee turnover and our declining stock price; (iv) a decline in $0.3 million in compensation related expenses due to restructuring and cost reduction efforts; and (v) a decrease in legal fees of $0.2 million.
Restructuring costs

	Three Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Restructuring costs	$(26)	$575	$(601)	(104.5%)

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Restructuring costs	$911	$2,159	$(1,248)	(57.8%)
Restructuring costs for the three and nine months ended September 30, 2023 included costs incurred as a result of an initiative to align the Company’s organizational and management cost structure to improve profitability and cash flow through headcount reduction and cutting third-party related costs. Restructuring costs for the three and nine months ended October 1, 2022 were incurred as a result of restructuring plans for recently acquired businesses to reduce headcount and to reorganize management structure for acquired businesses.
Change in fair value of contingent consideration

	Three Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Change in fair value of contingent consideration	$(98)	$278	$(376)	(135.3%)

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Change in fair value of contingent consideration	$429	$820	$(391)	(47.7%)
The fair value of contingent consideration during the three and nine months ended September 30, 2023 remained consistent with the prior year comparable period. The activity for both periods relates to contingent consideration associated with the acquisition of Bioness in March 2021.

Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Depreciation and amortization	$2,317	$2,255	$62	2.7%
The change in depreciation and amortization during the three months ended September 30, 2023 was the result of an increase in depreciation for information technology assets and right-of-use assets associated with finance leases. These increases were mostly offset with: (i) the impairment of intellectual property intangible assets associated with the Wound Business, which was divested during the second quarter of 2023; and (ii) a decline in amortization for certain customer relationships that became fully amortized during the first quarter of 2023.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Depreciation and amortization	$6,740	$8,205	$(1,465)	(17.9%)
Depreciation and amortization decreased during the nine months ended September 30, 2023 compared with the prior year comparable period. The decrease was primarily the result of: (i) the impairment of intellectual property intangible assets associated with the Wound Business, which was divested during the second quarter of 2023; and (ii) a decline in amortization for certain customer relationships that became fully amortized during the first quarter of 2023. These decreases were partially offset with an increase in depreciation expense for information technology assets, right-of-use assets associated with finance leases and consignment and demo assets.
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
We concluded that the carrying value of the U.S. reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $189.2 million during three and nine months ended October 1, 2022, of which $124.7 million was recorded in the impairment of assets and $64.5 million in loss on discontinued operations, net of tax, respectively, within the consolidated condensed statements of operations and comprehensive loss.
Loss on disposals

	Three Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Loss on disposals	$1,404	$—	$1,404	NM
The loss on disposals during the three months ended September 30, 2023 resulted from a $1.1 million loss on fixed assets due to the integration of acquisitions and a $0.3 million increase in the loss on disposal of the Wound Business ensuing from working capital adjustments.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Loss on disposals	$2,381	$—	$2,381	NM
The loss on disposals during the nine months ended September 30, 2023 resulted from $1.3 million in working capital adjustments associated with the sale of our Wound Business and a $1.1 million loss on fixed assets due to the integration of acquisitions.

Other expense (income)

	Three Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Interest expense, net	$10,115	$3,604	$6,511	180.7%
Other expense (NM = Not Meaningful)	$494	$115	$379	NM
Interest expense, net increased $6.5 million due to: (i) an increase in interest of $3.4 million due to higher interest rates; (ii) an increase of $1.1 million due to higher margin rates; and (iii) the $2.2 million in interest income resulting from change in the fair value of our interest rate swap in 2022. Other expense increased primarily due to changes in foreign currency.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Interest expense, net	$30,396	$4,632	$25,764	NM
Other (income) expense	$(581)	$356	$(937)	NM

Interest expense, net increased $25.8 million due to: (i) an increase in interest of $12.9 million from higher interest rates; (ii) the $6.4 million in interest income resulting from the change in the fair value of our interest rate swap in 2022, which was discontinued during the fourth quarter of 2022; (iii) an increase of $3.9 million due to higher margin rates associated with a high leverage ratio; (iv) an increase of $1.5 million on additional debt used to partially fund the acquisition of CartiHeal; (v) an increase of $0.6 million for interest on our revolving credit facility borrowings; and (vi) interest on financing leases totaling $0.6 million. Other expense (income) increased $0.9 million due to the receipt of $1.5 million from the settlement of a legal claim, partially offset with changes in foreign currency.
Income tax expense (benefit), net

	Three Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Income tax expense, net	$600	$(29,523)	$30,123	(102.0%)
Effective tax rate	7.3%	22.6%		(15.3)%

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Income tax expense (benefit), net	$835	$(33,411)	$34,246	(102.5%)
Effective tax rate	0.7%	21.3%		(20.6)%
Changes for the three and nine months ended September 30, 2023 compared to the prior year comparable periods were primarily due to an increase in the valuation allowance applied to our net deferred tax assets.

Noncontrolling interest

	Three Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Continuing LLC Owner	$1,488	$37,341	$(35,853)	(96.0%)
Other noncontrolling interest	—	112	(112)	(100.0%)
Total	$1,488	$37,453	$(35,965)

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Continuing LLC Owner	$37,835	$41,297	$(3,462)	(8.4%)
Other noncontrolling interest	—	447	(447)	(100.0%)
Total	$37,835	$41,744	$(3,909)
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC in which we owned 80.0% and 79.9% at September 30, 2023 and October 1, 2022, respectively. We have a majority economic interest, the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a noncontrolling interest representing the 20.0% that is owned by the Continuing LLC Owner. Noncontrolling interest activity during the three and nine months ended September 30, 2023 was the result of the large losses recorded.
Segment Adjusted EBITDA
Adjusted EBITDA for each of our reportable segments is as follows:

	Three Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
U.S.	$18,949	$19,917	$(968)	(4.9%)
International	$2,786	$2,006	$780	38.9%
U.S.
Adjusted EBITDA decreased $1.0 million, or 4.9%, primarily due to a decline in gross profit, partially offset with cost saving initiatives, including a decrease in administrative, compensation and travel related expenses and a reduction in bad debt.
International
Adjusted EBITDA increased $0.8 million, or 38.9%, primarily due to cost saving initiatives and the increase in gross profit.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
U.S.	$58,373	$44,245	$14,128	31.9%
International	$8,471	$7,179	$1,292	18.0%
U.S.
Adjusted EBITDA increased $14.1 million, or 31.9%, primarily due cost saving initiatives, including a decrease in compensation related charges, a reduction in bad debt and declines in administrative and travel expenses as previously discussed, partially offset with lower gross profit.
International
Adjusted EBITDA increased $1.3 million, or 18.0%, primarily due to cost saving initiatives and the increase in gross profit.

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
We anticipate that to the extent that we require additional liquidity, we will obtain funding through additional equity financings or the incurrence of other indebtedness or a combination of these potential sources of liquidity. We may explore additional divestiture opportunities for non-core assets to improve our liquidity position, as we did with the Wound Business. In addition, we may raise additional funds to finance future cash needs through receivables or royalty financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. The covenants under the Amended 2019 Credit Agreement limit our ability to obtain additional debt financing. Debt financing, if allowed under the Amended 2019 Credit Agreement and if available, would result in increased payment obligations and might involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third-parties, it might be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that might not be favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future might have a negative impact on our financial condition and our ability to pursue our business strategies.
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
The Company is actively pursuing plans to mitigate these conditions and events, such as considering various additional cost cutting measures, exploring additional divestiture opportunities such as the divestiture of its Wound Business, and exploring opportunities to amend as needed or refinance our existing debt obligations; however, there can be no assurances that it is probable these plans will be successfully implemented or that they will successfully mitigate these conditions and events. Therefore, these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
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
The Amended 2019 Credit Agreement, as most recently amended, contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of our equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of our assets, as well as limitations on making changes to the business and organizational documents. Financial covenant requirements include a maximum debt leverage ratio and an interest coverage ratio. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to the delivery of our financial statements for the fiscal quarter ending June 30, 2024, we will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10.0 million as of the end of each calendar month during such period. The Term Loan Facilities will mature on October 29, 2026. The Revolver will mature on October 29, 2025.
During the first quarter of 2023, the Company borrowed $49.0 million on its Revolver for working capital needs. However, on the Closing Date of the March 2023 amendment to the Amended 2019 Credit Agreement, as part of the closing conditions, the Company repaid $20.0 million of these borrowings. The Company borrowed an additional $15.0 million for working capital needs in the third quarter of 2023 and repaid $22.0 million and $7.0 million during the second and third quarter of 2023, respectively. Additionally, the Company paid $1.3 million in closing fees during the second quarter of 2023 and the Company does not anticipate having to pay any additional closing fees this year under the Amended 2019 Credit Agreement as its Total Net Leverage Ratio at September 30, 2023 was below 5.25 to 1.00.
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

Information regarding cash flows
Cash, cash equivalents and restricted cash as of September 30, 2023 totaled $26.8 million, compared to $30.2 million as of December 31, 2022. The decrease in cash was primarily due to the following:

	Nine Months Ended		Change
(in thousands, except for percentage)	September 30, 2023	October 1, 2022	$	%
Cash flows from continuing operations:
Net cash from operating activities	$7,139	$(17,922)	$25,061	(139.8%)
Net cash from investing activities	27,904	(8,192)	36,096	NM
Net cash from financing activities	(26,639)	67,514	(94,153)	(139.5%)
Net cash from discontinued operations	(13,675)	(105,700)	92,025	(87.1%)
Effect of exchange rate changes on cash	261	(531)	792	(149.2%)
Net change in cash, cash equivalents and restricted cash	$(5,010)	$(64,831)	$59,821	(92.3%)
NM = Not Meaningful
Operating Activities
Net cash in operating activities from continuing operations increased $25.1 million, primarily due to lower employee compensation and cost reduction efforts. These inflows were partially offset with an increase in interest payments, inventory purchases and taxes.
Investing Activities
Net cash from investing activities increased $36.1 million, primarily due to the $34.9 million receipt of cash resulting from the sale of the Wound Business and $1.5 million less in other investments and distribution rights in 2023.
Financing Activities
Cash flows from financing activities decreased $94.2 million, primarily due to (i) borrowings of $79.7 million in long-term debt to fund the acquisition of CartiHeal in 2022; (ii) an increase of $24.7 million in debt principal payments; and (iii) $4.1 million less in proceeds from the issuance of stock. These financing cash outflows were partially offset with $15.0 million in net additional borrowings under our revolving credit facility.
Discontinued Operations
Net cash flows from discontinued operations in 2023 were primarily the result of $10.2 million in fees used to settle the CartiHeal disposition and $1.4 million in cash held by the CartiHeal entity at the time of disposal. Net cash flows from discontinued operations in 2022 primarily related to the $104.8 million purchase of CartiHeal.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations as disclosed in our 2022 10-K except for financing leases. Finance lease obligations entered into during the nine months ended September 30, 2023 resulted from an agreement to lease a facility to expand our manufacturing operations and relocate from our current leased facilities in Memphis, Tennessee. The lease was entered into during November 2021 with occupancy starting in 2023. The lease term is 10 years and payments are as follows for the remainder of 2023—$0.4 million, 2024—$1.6 million, 2025—$1.6 million, 2026—$1.6 million, 2027—$1.7 million and thereafter—$9.4 million.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of ongoing material weaknesses in the Company’s internal control over financial reporting that are not fully remediated as described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2023.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Changes in Control Environment
As previously reported, the Company did not conduct an effective risk assessment in 2022 to identify and assess changes in its business processes and internal control environment related to newly acquired companies and multiple information technology (“IT”) system implementations that occurred. Further, there was a lack of adequate personnel resources in accounting, IT and other support functions to support simultaneous system implementations and business process integrations for acquired companies, implement appropriate controls for acquired companies and to maintain focus on compliance with internal controls for legacy Bioventus processes.
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

These ongoing control deficiencies have resulted in certain immaterial restatements of the Company’s financial statements as discussed in our Quarterly Reports on Form 10-Q for the periods ended April 1, 2023, July 1, 2023 and September 30, 2023. When considered in the aggregate, they continue to create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis. Therefore, management concluded that the deficiencies continue to represent a material weakness in our internal control over financial reporting, and that disclosure controls and procedures were not effective as of September 30, 2023.
Remediation Measures
Reinforcing internal control execution rigor and accountability
(a)We reinforced execution rigor and established recurring internal control metrics in processes, and are tracking current performance compared with target performance to provide additional visibility to management and the Audit Committee. We are further utilizing our systems to automate the tracking of internal control completion. As a result, we saw a significant improvement in internal control operating effectiveness in Q3 2023.
(b)We implemented regular internal control certifications by control owners for all key controls.
(c)We are driving additional accountability for control owners by tying a portion of their performance objectives to successful completion of internal controls.
(d)We have implemented increased training on internal controls, public company requirements and rigor for new and existing control owners, and are monitoring the execution of all key controls on a monthly basis
(e)We will update and/or develop standard operating procedures to further document process and control performance for use in day-to-day execution and when training new employees.
(f)Further, we updated our internal control policy that further defines expectations for internal control performance and communication of changes to financially relevant processes. This policy requires management and internal audit approval before process changes or system implementations go-live.
Added additional resources and decreased system implementations and integration projects
(a)We hired personnel and temporary resources to backfill positions vacated due to employee turnover and added additional headcount in accounting, finance and IT to expand capacity.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for changes to controls resulting from the material weaknesses described above.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina, Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as plaintiff. The plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended consolidated complaint. In response to the Company’s motion to dismiss, the plaintiff filed a second amended complaint on July 31, 2023. Defendants moved to dismiss the second amended complaint on August 21, 2023, which the Court granted in part and denied in part on November 6, 2023. The Court dismissed the plaintiff’s Securities Act claims but allowed the plaintiff’s Exchange Act claims to proceed into discovery.
On October 4, 2023, the Company and certain of its current and former directors and officers were named as defendants in a derivative shareholder lawsuit filed in the United States District Court for the District of Delaware, Grogan, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:23-CV-01099-RGA (D. Del. 2023). The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello suit. The Company is currently in discussions with the plaintiff to stay this case pending resolution of the Ciarciello case. The Company believes the claims alleged in both of the above matters lack merit and intends to defend itself vigorously. The outcome of the litigation is not presently determinable, and any loss is neither probable nor reasonably estimable.

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
On March 23, 2017, Misonix’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against Misonix and certain of its officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that Misonix improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted Misonix’s motion to dismiss each of the tort claims asserted against Misonix, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. Discovery in the matter ended on August 5, 2021. On January 20, 2022, the court granted Misonix’s summary judgment motion on Cicel’s breach of contract and defamation claims. Cicel’s motion for reconsideration of the court’s summary judgment ruling in Misonix’s favor was dismissed by the court on April 29, 2022. On July 18, 2022, Cicel voluntarily dismissed the remaining claim for trade secret theft and later filed an appeal in the United States Court of Appeals for the Second Circuit. The parties have filed their respective briefs regarding plaintiff’s appeal and the Second Circuit has set a hearing date of December 13, 2023, for oral arguments of the appeal. We believe that we have various legal and factual defenses to these claims and intend to vigorously defend the appeal of the lower court’s summary judgement rulings in our favor.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading Risk Factors included in our 2022 10-K as updated by our subsequent Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Except for such additional information and the risk factors set forth below, we believe there have been no other material changes in our risk factors from those described in our 2022 10-K and Quarterly Report on Form 10-Q for the period ended Apri1 1, 2023.

The ongoing conflict in Israel could have an adverse impact our business and the extent to which the conflict will impact our future operations and financial condition remains uncertain.
We have a manufacturing facility in Hod Hasharon, Israel which produces certain of our rehabilitation products, including with product components from third-party suppliers located elsewhere in Israel. Together, these products account for less than 10% of our total net sales for the three and nine months ended September 30, 2023.
In October 2023, Hamas infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas. In addition, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict.
Hostilities involving Israel could have an adverse impact on our future operations and financial condition. In the event that the Company’s facility in Hod Hasharon is damaged or otherwise materially disrupted as a result of hostilities in Israel, the Company’s ability to manufacture and deliver certain rehabilitation products to its customers could be materially adversely affected.
The conflict in Israel also could cause situations where medical product certifying or auditing bodies cannot visit our manufacturing facility in Israel in order to review relevant certifications or clearances, which could lead to temporary suspensions or even cancellations of our product clearances or certifications. The conflict in Israel could result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.
Delays and disruptions as related to exports from Israel also may be imposed in the future and adversely impact our ability to manufacture and deliver some rehabilitation products in a timely manner.
In addition, approximately 25 of our employees currently reside in Israel and work at the manufacturing facility in Hod Hasharon. Government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict may temporarily disrupt our employees’ ability to effectively perform their daily tasks. The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. Some of our employees may be subject to military service in the IDF and may be called to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor at our manufacturing facility in Israel.
The ultimate impact of the ongoing hostilities in Israel on our operations and financial condition remains uncertain and depends on many factors, including, but not limited to, the duration and severity of the conflict in Israel, the extent to which we can successfully rely on our other manufacturing facilities and third-party suppliers with respect to certain of our rehabilitation products and the cost of any necessary mitigation efforts. To the extent the conflict in Israel adversely impacts our business, operations and financial condition, they may also have the effect of heightening many of the other risks described in our SEC filings.
Our business subjects us to economic, political, regulatory and other risks associated with international sales and operations that could adversely affect our business, results of operations and financial condition.
Since we sell our products in many different jurisdictions outside the United States, our business is subject to risks associated with conducting business internationally. We anticipate that net sales from international operations will continue to represent a portion of our total net sales. In addition, some of our manufacturing facilities and suppliers of our products and product components are located outside the United States, including in Israel. Accordingly, our future results could be harmed by a variety of factors associated with international sales and operations, including:
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
•complexities associated with managing multiple payer reimbursement regimes, government payers or patient self-pay systems; and
•production shortages resulting from any events affecting material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism (including the current conflicts between Russia and Ukraine and between Israel and Hamas), global pandemics or natural disasters including earthquakes, hurricanes, floods and fires. If the current conflicts between Russia and Ukraine and between Israel and Hamas escalate or spill over to or otherwise impacts additional regions, it could heighten many of the other risk factors included our SEC filings.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended September 30, 2023, none of our directors or officers (as defined in rule 16a-1 (f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K).
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

BIOVENTUS INC.

November 7, 2023	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)