Form 10-K
period 2023-12-31
Bioventus Inc.
filed 2024-03-12
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 1, 2023, the end of the most recently completed second fiscal quarter, the aggregate market value of Class A common stock held by non-affiliates (based upon the closing price of these shares on the Nasdaq) was approximately $75.4 million.
As of February 27, 2024, there were 63,378,803 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2023.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Annual Report on Form 10-K (“Annual Report”) includes our trademarks and trade names that we own or license, and our logos. This Annual Report also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report appear without any “™” or “®” symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, our business strategy, expectations relating to our integration of Misonix and Bioness, potential acquisitions, expected expansion of our pipeline and research and development investment, cost savings initiatives, new therapy launches, expected timelines for clinical trial results and other development milestones, expected contractual obligations and capital expenditures, our operations and expected financial performance and condition. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things, those described in Part I, Item 1A. Risk Factors, which are summarized in the list below. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

SUMMARY OF PRINCIPAL RISK FACTORS
We are subject to several risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, results of operations, financial condition, and cash flows. You should carefully consider the risks discussed in the section entitled Part I, Item 1A. Risk Factors, including the following principal risks:
•if we are unable to meet our current operating projections or secure other sources of liquidity, substantial doubt about our ability to continue as a going concern may arise, which may negatively affect the market value of our Class A common stock;
•our Amended 2019 Credit Agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with its financial or other covenants, we may be required to repay the indebtedness on an accelerated basis, which we may be unable to do and may harm our liquidity and operations;
•failure to establish and maintain effective financial controls could adversely affect our business and stock price;
•we maintain our cash at financial institutions, often in balances that exceed federally insured limits;
•we might require additional capital to fund our current financial obligations and support business growth;
•we are currently subject to securities class action litigation and derivative shareholder lawsuits and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock;
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
•our business may be adversely affected if consolidation in the healthcare industry leads to demand for price concessions or if one or more Group Purchasing Organizations (“GPO”), third-party payers or other similar entities exclude us from being a supplier;
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
•actual or attempted breaches of security, unauthorized access to or disclosure of information, cyberattacks, or other incidents, or the perception that personal and/or other sensitive or confidential information in our possession or control or in the possession or control of our third-party vendors or service providers is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation;
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
•our HCT/P, which is an acronym for human cell, tissue and cellular and tissue related products, are subject to extensive government regulation and our failure to comply with these requirements could cause our business to suffer;
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
•if our facilities or those of our suppliers are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products and, as a result, our business, results of operations and financial condition may be adversely affected until we are able to secure a new facility;
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
Company overview
We are a global medical device company focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing process. We manage our business through two reporting segments, U.S. and International, which accounted for 88% and 12%, respectively, of our total net sales during the fiscal year ended December 31, 2023.
Our portfolio of products is grouped into three areas:
•Pain Treatments is comprised of non-surgical pain injection therapies as well as peripheral nerve stimulation (“PNS”) products to help the patient get back to their normal activities.
•Surgical Solutions is comprised of bone graft substitutes (“BGS”) that increase bone formation to stimulate bone healing in spinal fusions and other orthopedic surgeries, as well as a portfolio of ultrasonic products used for precise bone cutting and sculpting, soft tissue management (i.e., tumor and liver resections) and tissue debridement, in various surgeries, including minimally invasive applications.
•Restorative Therapies is comprised of a bone stimulation system, as well as devices designed to help patients regain leg or hand function due to stroke, multiple sclerosis or other central nervous system disorders.
Financial information regarding our reportable business segments is included in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 14. Segments of this Annual Report. Our products are described in additional detail below under “Our products.”
Our growth strategy
We intend to pursue the following strategies to build a market-leading and customer-focused company centered on our three product groupings, Pain Treatments, Surgical Solutions and Restorative Therapies, to deliver profitable growth:
•Continue to expand market share in Hyaluronic Acid (“HA”) viscosupplementation. We intend to increase sales of our HA viscosupplementation therapies and extend our market leadership in this category by building on our unique positioning as the only company to offer a one, three and five injection treatment regimen. Our product, Durolane, is known to have the highest molecular weight in the single injection market, which is an important differentiator.
•Further develop and commercialize our surgical solutions portfolio. We intend to grow our presence in the Surgical Solutions target markets and expand our reach into the operating room as we look to commercialize recent product launches of Bone Scalpel Access for minimally invasive spine procedures. In the near-term, we plan to maintain and selectively expand our product lines, driving profitability through the expansion of our distributor and direct surgical sales team including the introduction of a Capital Sales Team. We intend to launch product line enhancements and invest in the development of next-generation surgical solution therapies to continue to grow our market share.
•Invest in research and development. We are focused on broadening and innovating our portfolio of products, and rely on a small team of highly trained individuals to develop new products, conduct clinical investigations and help educate health-care providers on using our products and prioritize the opportunities that could drive the biggest benefit for patients, customers, and our business.
•Strategically grow our international markets. We intend to focus our international business on current markets which present the greatest growth opportunities, and where our existing portfolio can maintain and increase profitable growth over time, either through direct or distributor based channels. We also plan to strategically expand to new markets with our existing portfolio and intend to pursue further new market opportunities selectively.
Our products
We offer a diverse portfolio of products to serve physicians spanning the orthopedic continuum, including knee, hand and upper extremities, foot and ankle, podiatry, trauma, general surgery, spine and neurosurgery, in the physician’s office or clinic, ambulatory surgical centers (“ASCs”) or in the hospital setting. Our portfolio of products is grouped into three areas based on clinical use: (i) Pain Treatments, (ii) Surgical Solutions and (iii) Restorative Therapies.

Pain Treatments
Our Pain Treatment products include hyaluronic acid-based (“HA”) products for knee osteoarthritis and peripheral nerve stimulation (“PNS”) devices. Our HA products are designed to work with the body’s biological processes, providing a natural lubricant into the joint and providing relief for mild to moderate pain, improving mobility, and helping the patient return to their normal activities. Our PNS product targets peripheral nerve pain at its source without the use of drugs and its small profile allows the system to be implanted in many locations on the body, depending on patient needs.
Durolane is an FDA-approved, sterile, transparent and viscoelastic gel that is a single injection therapy that is indicated in the United States for the symptomatic treatment of osteoarthritis (“OA”) in the knee in patients who have failed to respond adequately to conservative non-pharmacological therapy and simple analgesics. Durolane is also indicated in certain markets outside the United States for the hip, ankle and shoulder, as well as for treatment of other small orthopedic joints. Durolane contains high levels of HA and is injected directly into the joints affected by OA to relieve pain and restore lubrication and cushioning. This may improve joint function and help to potentially avoid or delay knee replacement surgery.
Physicians administer Durolane to the affected knee joint in a single injection and it has been observed to provide a benefit for pain reduction in patients with OA in the knee for up to 26 weeks. Durolane’s injection schedule results in economic advantages and greater patient convenience and compliance compared to other HA viscosupplementation therapies which require weekly injections over a period of three to five weeks. Durolane is highly purified and based upon a natural and patented non-animal stabilized HA (“NASHA”), expanding use to patients who are allergic to animal-derived solutions. We currently market Durolane in the United States and Europe.
GELSYN-3™ is an FDA-approved sterile, buffered solution of highly purified sodium hyaluronate that is administered as a three injection HA viscosupplementation therapy. It is indicated for the treatment of pain due to knee OA in patients who have failed to respond adequately to conservative non-pharmacologic therapy and simple analgesics. The solution treats knee OA by providing temporary replacement for the diseased synovial fluid and restoring the lubricity of bearing joint surfaces. Physicians administer GELSYN-3 to the affected knee joint once a week for three consecutive weeks. GELSYN-3 provides relief of knee pain and may help delay the need for total knee replacement surgery. GELSYN-3 is derived from bacterial fermentation, is highly purified and does not involve the use of animal products, thereby reducing the potential risk of an immune response following injection. We currently market GELSYN-3 in the United States.
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

Our StimRouter® Peripheral Nerve Stimulation (“PNS”) system is a permanent option that provides relief for chronic peripheral pain, including nerve pain, neuroma, neuropathic pain, post-stroke shoulder pain and neuralgia. StimRouter is implanted during a minimally invasive outpatient procedure performed under local anesthetic and delivers gentle electrical pulses directly to target peripheral nerve pain at its source. Its small profile allows the system to be implanted in many locations around the body, depending on patient needs. StimRouter is ideally suited for patients with chronic pain of a peripheral origin who are unable to find sustained pain relief with other treatment options such as nerve blocks, nerve ablation, and other temporary treatments. StimRouter is programmed with up to eight different stimulation programs from which the patient is able to select, turn off/on and increase or decrease the stimulation intensity.
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
Trice Medical, Inc.
On August 23, 2021, we made a strategic investment in Trice Medical, Inc. (“Trice”). Trice is a privately held company that develops and commercializes minimally invasive technologies for sports medicine and orthopedic surgical procedures. Trice combines its handheld arthroscope and portable ultrasound visualization technologies with its surgical devices to treat a range of sports medicine and orthopedic conditions, including tendinopathy, planter fasciitis and carpel tunnel, in order to improve patient recovery time, reduce pain, minimize scarring and move surgical procedures out of higher cost points of care. Trice’s established and growing presence in sports medicine and orthopedics is directly aligned with our strategy of expanding our offerings. Our investment resulted in exclusive sales and distribution rights to Trice’s products outside of the United States.
Surgical Solutions
Our Surgical Solutions product portfolio is comprised of clinically efficacious and cost-effective bone graft solutions to meet a broad range of patient needs and procedures. Bone grafting is a surgical procedure used to promote fusion of spinal vertebrae, fill bone voids, fix bones that are damaged from trauma or problem joints, or to facilitate growing bones around an implanted device, such as spinal hardware (i.e., cages and rods), total knee replacements and long bone fixation. Our products are designed to improve bone fusion rates following spine and other orthopedic surgeries, including trauma and reconstructive foot and ankle procedures. Our portfolio is also comprised of an ultrasonic surgical system. These products are used for precise bone cutting and sculpting, soft tissue management (i.e., tumor and liver resections) and tissue debridement, in various surgeries including minimally invasive applications, primarily in the areas of neurosurgery, orthopedic surgery, general surgery, wound, plastics/reconstruction, and cranio-maxillo-facial surgery.
OSTEOAMP® is an allograft-derived bone graft with growth factors used for orthopedic, neurosurgical and reconstructive bone grafting procedures. OSTEOAMP is an allogeneic bone graft that is available in multiple formats (fibers, putty, sponge and granules) that is processed with bone marrow cells to maintain the wide array of growth factors present in native bone. We currently market OSTEOAMP in the United States. We launched OSTEOAMP Flowable in 2021, which is designed to be moldable and easy to use, with a convenient, ready to use syringe. Additionally, a customized cannula-based delivery system is currently in development, which is designed to enhance delivery of the product further enabling use in minimally invasive surgical procedures. FDA 510(k) submission for the cannula-based delivery system was accepted during the fourth quarter of 2023. We have successfully implanted almost half of the subjects for our Level-I study of OSTEOAMP vs. Infuse and continue to drive enrollment of the study.

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
SIGNAFUSE contains a synergistic combination of biomaterials that supports new bone formation which is indicated for standalone posterolateral spine, extremities and pelvis, as well as a bone graft extender in the posterolateral spine. SIGNAFUSE is a synthetic bone graft made up of bioglass and a biphasic mineral (60% hydroxyapatite, 40% β-tricalcium phosphate) available in putty and strip formats. Bioactive synthetic bone graft substitute is comprised of a mixture of calcium phosphate granules and bioglass granules suspended in a resorbable polymer carrier that facilitates handling and delivery of the granule components to fill spaces of missing bone. The unique and synergistic combination of biomaterials in SIGNAFUSE is designed to help accelerate cellular activity and kick-start osteogenesis. Bioventus has recently received FDA clearance for expanded indications for the use of SIGNAFUSE in spinal procedures, specifically for filling cages. We expect this expanded indication will continue to drive sales of the product. We currently market SIGNAFUSE in the United States.
INTERFACE is designed to facilitate a rapid biologic response that stimulates the bone healing process and is used for posterolateral spine when mixed with autograft, extremities and pelvis. INTERFACE’s patented particle technology is designed for enhanced bone graft performance through irregularly shaped synthetic bioglass granules that provide an osteoconductive scaffold for new osseous ingrowth and tissue generation. The patented bioglass component stimulates the formation of an apatite layer as early as seven days after application on the surface of the granules. The apatite surface layer that is formed is equivalent in composition and structure to the hydroxyapatite found in bone and provides an osteoconductive bioactive scaffold that supports the generation of new osseous tissue. New bone infiltrates around the granules, allowing the repair of the defect as the granules are absorbed. The patented INTERFACE Bioactive Bone Graft particle size of 210-420 microns is designed for a faster speed of bone fill than glass particles with a broader particle size distribution of 90-710 microns and smaller particles below 210 microns. INTERFACE features consistent composition without variability inherently found in particle size and porosity of tissue based grafts. INTERFACE Bioactive Bone Graft conforms to ASTM speciﬁcation F1538 for 45S5 bioactive glass. INTERFACE is packed in a sterile, single use vial. We currently market INTERFACE in the United States.

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
The neXus Ultrasonic Surgical System (“neXus”) is a next generation integrated ultrasonic surgical platform that combines all the features of our existing Surgical Solutions applications, including BoneScalpel®, BoneScalpel Access™, SonicOne and SonaStar into a single fully integrated system, setting a foundation for future developments to fulfill unmet customer needs. The neXus platform is driven by a proprietary digital algorithm designed to provide more power, efficiency, and control for the surgeon. The device incorporates technology that allows for intuitive set-up and use. The neXus system allows for safe and efficient resection of hard and soft tissue, limiting collateral damage to adjacent tissue as compared to conventional surgical instruments, and can be used in a variety of different surgical specialties. In addition, neXus provides users a simple and intuitive system enabled via a digital touchscreen display and smart system set-up across all applications. This allows a hospital to access all of our Surgical Solutions product offerings on this all-in-one console. The neXus Ultrasonic Surgical System has been commercialized successfully in several global markets.

The BoneScalpel® is a state of the art, surgical solution enabling precise cuts in hard tissue (e.g., bone). The device allows for the preservation of surrounding soft tissue structures because of its mechanism-of-action, which is micro-reciprocating movements. This device enables precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. We believe that BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is limited due to the elastic and flexible structure of healthy tissue. We believe this is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high-speed spinning and tearing associated with rotary power instruments. We believe the BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting, sculpting, and removal, leading to substantial time-savings and increased operation efficiencies.
In addition to BoneScalpel, the Company received 510(k) clearance for its neXus® BoneScalpel® Access™ system in December 2021. Specifically, the BoneScalpel Access handpiece and its accessories provide surgeons with a new option for confined spaces during minimally invasive surgery, enabling safe and powerful bone removal with maximum visualization. In addition, BoneScalpel Access allows for en-bloc resection and the shaving and sculpting of bone, with built-in irrigation and aspiration with improved ergonomics for the end user. The BoneScalpel Access handpiece represents best-in-class among ultrasonic surgical platforms, and surgeon feedback following the U.S. market roll out has been positive.
The SonaStar System provides powerful and precise ablation and removal of soft tissue. The SonaStar has been used for a wide variety of surgical procedures applying both open and minimally invasive approaches, including neurosurgery and general surgery. In addition to soft tissue applications, SonaStar may be used with hard tissue tips to enable precise shaping or shaving of bony structures that prevent access to partially or completely hidden soft tissue masses.
In addition to SonaStar, Bioventus received FDA 510(k) approval in July 2022 for its neXus® SonaStar Elite® handpiece and accessories, which expanded the frequency capabilities of the neXus System, adding 36 kHz. While the neXus system can be used in many clinical applications including neurosurgery, the SonaStar Elite handpiece has been cleared for resection of tumors with varying consistencies ranging from soft to firm, including the removal of brain and spinal tumors. The SonaStar Elite handpiece represents the latest innovation in the neXus ultrasonic surgical pipeline.
The SonicOne Ultrasonic Cleansing and Debridement System is a highly innovative, tissue specific approach for the removal of devitalized or necrotic tissue and fibrin deposits while sparing viable, surrounding cellular structures. The tissue specific capability is, in part, due to healthy and viable tissue structures’ higher elasticity and flexibility than necrotic tissue and resistance to destruction from the impact effects of ultrasound. The ultrasonic debridement process separates devitalized tissue from viable tissue layers, allowing for a more defined treatment and, usually, a reduced pain sensation. We believe that SonicOne establishes a new standard in wound bed preparation, the essential first step in the healing process, while contributing to faster patient healing.
Developmental and clinical pipeline for Surgical Solutions (including Investments)
As we build the body of clinical evidence supporting our products, we continue to look for and execute on opportunities to innovate in our Surgical Solutions portfolio. To meet growing market demand and specifically the needs of surgeons, we continue to develop product extensions on our surgical technology platforms, including the OsteoAmp and neXus platform.
Restorative Therapies
Our Restorative Therapies product portfolio consists of an ultrasonic bone stimulation system and a portfolio of products comprised of Advanced Rehabilitation devices designed to help patients regain leg or hand function due to stroke, multiple sclerosis or other central nervous system disorders.

EXOGEN® is an ultrasound bone stimulation system for the non-invasive treatment of established nonunion fractures and certain fresh fractures. A nonunion fracture is considered to be established when the fracture site shows no visibly progressive signs of healing. EXOGEN has been sold commercially for over 25 years and is FDA-approved for the accelerated healing of fresh, closed posteriorly displaced distal fractures of the radius and fresh, closed or Grade I open long bone fractures. EXOGEN utilizes low-intensity pulsed ultrasound technology to stimulate the body’s natural bone stimulation process. EXOGEN is used to administer treatment in a location of convenience with an easy to use interface that tracks treatment use and promotes compliance. EXOGEN is indicated in the United States for the non-invasive treatment of established nonunion fractures excluding skull and vertebra fractures, and for accelerating the time to a healed fracture for fresh, closed, posteriorly displaced distal radius fractures and fresh, closed or Grade I open long bone fractures in skeletally mature individuals when these fractures are orthopedically managed by closed reduction and cast immobilization. EXOGEN is marketed in the United States, Canada, Europe and Japan, and approved for marketing in Australia, New Zealand, Saudi Arabia, Turkey and the UAE.
L300 GO is a functional electrical stimulation that produces measurable mobility improvements for patients living with foot drop and thigh weakness. A 3-axis gyroscope and accelerometer are embedded in the Stimulator to monitor user movement in all three kinematic planes and deploy stimulation in 0.01 seconds of detecting a valid gait event. Through an adaptive, learning algorithm, L300 Go is designed to detect gait events, providing stimulation precisely when needed making it easier for users to clear their foot at different walking speeds, on stairs, ramps, and while navigating uneven terrain.
H200 Wireless is a hand rehabilitation system that supports the wrist in a functioning position, allowing the fingers and thumb to move efficiently while reaching, grasping and pinching. H200 Wireless has two main parts that communicate wirelessly with each other: the functional stimulation support (“orthosis”) and the control unit (“microprocessor”). These are designed to increase hand function, increase or maintain hand range of motion, reduce muscle spasms, prevent muscle loss, reeducate muscles and/or increase blood circulation. H200 Wireless is programmed by a clinician to stimulate the appropriate nerves and muscles of the forearm and hand. We believe this helps to re-educate electrical brain signals, stimulating weak or paralyzed muscles.
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

The Bioness Integrated Therapy System® (“BITS”) is an affordable and versatile solution for vision, motor and balance training for individuals, including those with deficits resulting from traumatic injuries and movement disorders as well as competitive athletes. BITS is a multi-disciplinary therapy solution designed to motivate patients and enhance clinician efficiency. BITS’s interactive touchscreen and diverse program options challenge patients to improve performance through the use of visual motor activities, visual and auditory processing, cognitive skills, endurance and balance training. Standardized assessments and progress reports make documenting outcomes quick and easy. With the large variety of BITS programs, therapists can choose activities that are tailored to each individual. BITS programs can be further modified to accommodate varying degrees of difficulties. With hundreds of possible parameter combinations, BITS can be customized even further to provide a unique therapy experience for each patient. BITS is optimized for occupational therapy, physical therapy and speech language pathology.
Developmental and clinical pipeline for Restorative Therapies
Our expansive direct sales and distribution channel across our product portfolio provides us with broad and differentiated customer reach and allows us to serve physicians spanning the orthopedic continuum, including sports medicine, total joint reconstruction, hand and upper extremity, foot and ankle, and podiatric surgery, trauma, spine and neurosurgery. We believe our products or procedures using our products are widely reimbursed by both public and private health insurers and are sold in the physician’s office or clinic, ASCs, and in the hospital setting in the United States and across approximately 52 other countries. Our sales team and distributors work directly with our physician customers on a frequent basis.
Product revenue
Products from our Pain Treatments, Restorative Therapies and Surgical Solutions groups are sold by direct sales teams in the United States and a complementary indirect sales team for Surgical Solutions. That team is supported by a broad management team in addition to a market access team focused on expanding approvals with IDNs, GPOs and payers. Internationally our products are sold through a mix of direct and indirect sales teams and distributors. We support our entire sales organization with extensive training to help them excel, and we have a performance culture built on serving our core orthopedic patient customers and delivering our products to a variety of physicians and care settings.
Competition
The medical device industry is highly competitive, subject to change and significantly affected by the activities of industry participants. We believe that the principal competitive factors in our markets are product features, value-added solutions, reliability, clinical and economic evidence, reimbursement coverage, and price. Customer support, reputation, and efficient distribution are also important factors. The speed with which we can develop products, complete clinical testing and regulatory clearance processes and supply commercial quantities of our products to the market are therefore important competitive factors. We compete with many companies having more significant capital resources, larger research laboratories and more extensive distribution systems than we do.
Our Pain Treatments that we own or distribute compete with products from Ferring Pharmaceutical Inc., Fidia Farmaceutici S.p.A., DePuy Orthopaedics, Inc. (Johnson & Johnson), and Sanofi S.A, OrthogenRx Inc. (Avanos) and for peripheral nerve stimulation specifically we compete with SPR Therapeutics, Nalu and Stimwave.
Our Surgical Solution products compete with products from Medtronic, DePuy Orthopaedics, Inc. (Johnson & Johnson), Stryker Corporation, NuVasive, Inc., Orthofix Medical Inc., Zimmer Biomet Holdings, Inc. and Globus Medical Inc., Johnson & Johnson, Integra Life Sciences, Inc., and Söering.
Our Restorative Therapies compete with products marketed by Orthofix Medical Inc., Zimmer Biomet Holdings, Inc., Enovis, MiMedx, Hanger Orthopedics, XFT Medical, Rewalk Robotics, Ekso Bionics, Aretech LLC and DIH Medical.
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

Patents, trade secrets, assignments and licenses
We rely on a combination of patents, trade secrets, assignment and license agreements, and non-disclosure agreements to protect our proprietary intellectual property. We own numerous patents and/or patent applications which relate to our material products. Although in the aggregate our intellectual property is of material importance to our business, we do not believe that any single patent is of material importance to our product portfolio. As of December 31, 2023, we owned 118 issued U.S. patents and six pending U.S. patent applications relating to our material products. We also owned 174 issued foreign patents and 39 pending foreign patent applications directed to our material products. Our patents and patent applications as of December 31, 2023 directed to our material products are summarized below.
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
We also own twenty-three issued U.S. patents, two pending U.S. patent applications, fifty-seven issued foreign patents, and three pending foreign patent applications directed to our L300 system, including foreign patents and patent applications in Australia, Canada, Europe, and Japan. The U.S. patents are expected to expire between 2026 and 2037, and the foreign patents are expected to expire between 2026 and 2037. The pending patent applications, if issued, are expected to expire between 2032 and 2037, without accounting for potential patent term extensions and adjustments.
We also own fifteen issued U.S. patents, three pending U.S. patent applications, seventeen issued foreign patents, and five pending foreign patent applications directed to our Vector Gait and Safety System, including foreign patents and patent applications in in Australia, Canada, Europe, and Japan. The U.S. patents are expected to expire between 2033 and 2038, and the foreign patents are expected to expire between 2034 and 2037. The pending patent applications, if issued, are expected to expire between 2033 and 2038, without accounting for potential patent term extensions and adjustments.
We also own one issued U.S. patent, one issued foreign patent in Australia and one issued foreign patent in Canada directed to our Bioness Integrated Therapy System (“BITS”). The U.S. patent is expected to expire in 2037, and the foreign patents are expected to expire in 2036.
We also own two issued U.S. patents and one pending U.S. patent application and four pending foreign patent applications directed to our TalisMann product, including foreign patent applications in Australia, Canada, Europe, and Japan. The U.S. patents are expected to expire between 2039 and 2040. The pending patent applications, if issued, are expected to expire between 2039 and 2040, without accounting for potential patent term extensions and adjustments. We also own twenty-nine issued U.S. patents, thirty-one issued foreign patents and seven pending foreign patents directed to our BoneScalpel product.
Our patents and pending patent applications directed to our material products are further detailed in Exhibit 99.1 to this Annual Report.
Trademarks
We own registered trademarks for Bioventus, Bioness, BITS, Bonescalpel, BoneScalpel Access, Cellxtract, Durolane, Exogen, Exponent, Gelsyn-3, LiveOn, L300 Go, Misonix, Ness, Ness L300, neXus, OsteoAMP, Osteofuse, Prohesion, PureBone, SAFHS, Signafuse, Sonastar, SonaStar Elite, StimRouter and the Vector Gait and Safety System in the United States.
Trade secrets
We may rely on trade secret law to protect some of our technology. Trade secrets, however, can be difficult to protect. We seek to protect our proprietary technology and manufacturing process, in part, by confidentiality and invention assignment agreements with employees, consultants scientific advisors and contractors, under which they are bound to assign to us certain inventions that are made during the course of performing work for us and relate to our business. These agreements further restrict the use and disclosure of Bioventus’ confidential information and proprietary information belonging to any third party. These agreements further prohibit our employees from using, disclosing, or bringing onto the premises any proprietary information belonging to any third party.

In addition to patents, trademarks, and trade secrets, we also rely on assignment and license agreements, pursuant to which we may license rights under patents held by third parties, and non-disclosure agreements, to protect our proprietary intellectual property. We obtain assignments or licenses of varying durations for certain of our products from third parties. We typically acquire rights under such assignments or licenses in exchange for lump-sum payments or arrangements under which we pay a percentage of sales to the licensor. However, while such rights are irrevocable, no assurance can be given that these arrangements will continue to be made available to us on financial terms that are acceptable to us, or at all. The terms of our license agreements vary in length from a specified number of years to the life of product patents or the economic life of the product. These agreements generally provide for royalty payments and termination rights in the event of a material breach.
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
Some of our products and product components are manufactured exclusively by single-source third-party manufacturers, pursuant to multi-year supply agreements that may include minimum order volumes. We work closely with each of our manufacturing partners and provide them with a forecast, which enables them to better capacity plan and sequence their production efficiently.
We may encounter difficulty in obtaining materials, supplies and components adequate for our anticipated short-term needs. We intend to maintain sufficient supplies of the products and components from these single-source suppliers in the event that one or more of these suppliers were to encounter certain interruptions in supply of products including L360 and H200 both of which are manufactured in Israel.
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
U.S. Regulation of Medical Devices
In the United States, the majority of our products are regulated as medical devices by the FDA. Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, or approval of a PMA application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are typically placed into Class III.
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

To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA’s satisfaction that the proposed device is “substantially equivalent” to another legally marketed device that itself does not require PMA approval (a predicate device). A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendment device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.
If the FDA agrees that the device is substantially equivalent to a lawfully marketed predicate device, it will grant 510(k) clearance to authorize the device for commercialization. If the FDA determines that the device is “not substantially equivalent,” the device is automatically designated as a Class III device. In such cases, the device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the de novo classification process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.
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
The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”), for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may impose additional requirements for the conduct of the study. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements.
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
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when the FDA deems them necessary to protect the public health or to provide additional safety and effectiveness data for the device.
HCT/Ps
Certain of our products are regulated as HCT/P, which is an acronym for human cell, tissue, and cellular and tissue-based products. Section 361 of the PHSA authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “Section 361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, current Good Tissue Practices (“cGTPs”) when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting, among other applicable requirements and laws. Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, BLAs, or other premarket authorization from the FDA before marketing. However, to be regulated as a Section 361 HCT/P, the product must, among other things, be “minimally manipulated,” which for structural tissue products means that the manufacturing processes do not alter the original relevant characteristics of the tissue relating to the tissue’s utility for reconstruction, repair, or replacement and which for cells or nonstructural tissue products, means that the manufacturing processes do not alter the relevant biological characteristics of cells or tissues. A Section 361 HCT/P must also be intended for “homologous use,” which refers to use in the repair, reconstruction, replacement, or supplementation of a recipient’s cells or tissues with an HCT/P that performs the same basic function or functions in the recipient as in the donor. HCT/Ps that do not meet the criteria of Section 361 are regulated under Section 351 of the PHSA. Unlike Section 361 HCT/Ps, HCT/Ps regulated as “Section 351” HCT/Ps are subject to premarket review and/or approval by the FDA, as required.

In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue—Based Products: Minimal Manipulation and Homologous Use—Guidance for Industry and Food and Drug Administration Staff.” The guidance outlined the FDA’s position that all lyophilized amniotic products are more than minimally manipulated and would therefore require a BLA to be lawfully marketed in the United States. The guidance also indicated that the FDA would exercise enforcement discretion, using a risk-based approach, with respect to the Investigational New Drug ("IND") application and pre-market approval requirements for certain HCT/Ps that had been marketed without marketing authorization, including, among others, lyophilized amniotic products, for a period of 36 months from the issuance date of the guidance to allow manufacturers to pursue INDs and/or seek marketing authorizations. Under this approach, the FDA indicated that high-risk products and uses could be subject to immediate enforcement action. In July 2020, the FDA extended its period of enforcement discretion to May 31, 2021. The FDA resumed enforcement of IND and premarket approval requirements with respect to these products as of June 1, 2021.
U.S. Regulation of Drugs and biological products
In the United States, the FDA regulates drugs under the FDCA and its implementing regulations, and biologics under the FDCA and the PHSA and their implementing regulations. The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:
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

If regulatory approval of a product for human therapeutic or prophylactic use is granted, such approval will be granted for particular indications and may include limitations on the indicated uses for which such product may be marketed. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more post-market studies or post-market surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.
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
Post-market Enforcement
The FDA may withdraw marketing authorizations for drugs, biologics (including Section 361 HCT/Ps) and/or medical devices if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions. Other potential consequences include, among other things: complete withdrawal of the product from the market, product recalls, fines, warning letters, untitled letters, clinical holds on clinical studies, refusal of the FDA to approve pending applications or supplements to approved applications, product seizures or detention, refusal to permit the import or export of products, consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs, the issuance of corrective information, injunctions, or the imposition of civil or criminal penalties.
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

Medical Devices Directive
Under the EU Medical Devices Directive, all medical devices placed on the market in the EU must meet the relevant essential requirements in Annex I to the EU Medical Devices Directive, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.
To demonstrate compliance with the essential requirements in Annex I to the EU Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Generally, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (the notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.
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
The EU Medical Devices Regulation became effective on May 26, 2021. The new Regulation among other things:
•strengthens the rules on placing devices on the market (e.g., reclassification of certain devices and wider scope than the EU Medical Devices Directive) and reinforces surveillance once they are available;
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
Regulation (EU) 2023/607 of the European Parliament and of the Council of 15 March 2023 amending Regulations (EU) 2017/745 and (EU) 2017/746 as regards the transitional provisions for certain medical devices and in vitro diagnostic medical devices. The Regulation introduces a staggered extension of the transition period provided for in Regulation (EU) 2017/745 on medical devices (MDR), subject to certain conditions. The transition period of medical devices to MDR has been extended until December 31, 2027 or December 31, 2028 depending on the classification of the medical device. The transition provisions covers products with CE certificates issued under the Medical Devices Directive (MDD) set to expire before the date of application. The amended Article 120(2), the extension of validity for these devices will, however, apply only if one of the following conditions is met:
(i)The manufacturer has signed a written agreement with a Notified Body for the conformity assessment of the device in question at the moment of expiry,
(ii)a national competent authority has granted a derogation from the applicable conformity assessment procedure in accordance with Article 59 of the MDR; or
(iii)a national competent authority has required the manufacturer to carry out the conformity assessment procedure within a specific time period in accordance with Article 97 of the MDR.
The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (“Eudamed”), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new EU Medical Devices Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI-DI”) specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.
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
Anti-kickback Statute, False Claims Act and other healthcare laws
We are subject to a number of U.S. laws regulating healthcare fraud, waste, and abuse (“FWA”) including without limitation the federal Anti-Kickback Statute and the federal Physician Self-Referral Law (known as the Stark Law), the Civil False Claims Act, the civil prohibition on beneficiary inducements, and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as well as numerous state laws regulating healthcare and insurance. These laws are enforced by, without limitation, CMS, other divisions of the U.S. Department of Health and Human Services (“HHS”), including without limitation the HHS Office of Inspector General (“OIG”), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, as well as state and local governments. Among other things, these laws, and others aimed at curbing FWA, generally: (1) prohibit the provision of anything of value in exchange for the referral of patients or for the purchase, order, or recommendation of any item or service reimbursed by a federal healthcare program, (including Medicare and Medicaid); (2) require that claims for payment submitted to federal healthcare programs be truthful; and (3) require the maintenance of certain government licenses and permits.
Many states have similar FWA statutes or regulations that may be broader in scope and may apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs.
The federal Anti-Kickback Statute (“AKS”) prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Several courts have interpreted the AKS’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the AKS has been violated. The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements that would otherwise be prohibited by the statute. Failure to meet the requirements of an applicable AKS exception or safe harbor, however, does not render an arrangement illegal. Rather, the government must evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and may be subject to greater scrutiny by enforcement agencies. Criminal penalties and administrative sanctions for violating the AKS include civil penalties of up to $120,816 per violation plus three times the amount of the improper remuneration, criminal penalties up to $100,000 per violation, prison terms, and exclusion from participation in the Federal health care programs. Under the Civil Monetary Penalties statute, physicians who pay or accept kickbacks also face penalties of up to $50,000 per kickback plus three times the amount of the prohibited remuneration.

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing designated health services (“DHS”) from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless an exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Unlike the AKS, the Stark Law is a strict liability statute, meaning that the law has been violated if the financial arrangement does not meet an applicable exception regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral. If the Stark Law applies and the elements of an applicable exception have not been met, then the government is prohibited from making payment for such services and any amount paid pursuant to a non-compliant financial relationship must be reimbursed to the government. In addition to reimbursing the government any associated overpayment, violations of the Stark Law can lead to: (1) civil penalties of nearly $29,000 per claim (in 2023, adjusted annually for inflation); (2) three times the amount of damages suffered by the government; and (3) potential exclusion from participation in federal healthcare programs.
The Federal False Claims Act (“FCA”) prohibits a person from knowingly presenting, or caused to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. A claim includes “any request or demand” for money or property presented to the United States government. Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS or the Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act. In addition, knowingly concealing or decreasing an obligation to pay the government (or reimburse, in the case of an overpayment) can create liability under the reverse false claims provision of the statute. Overpayments must be repaid to the government within 60 days of the time the provider or supplier determines (or reasonably should have determined through the exercise of reasonable diligence) that it received an overpayment. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim. Private individuals, known as qui tam relators, also have the ability to bring actions under these false claims laws in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes). Such realtors, often current or former employees or competitors, share in any amounts paid to the government in fines or settlement.
Further, the Civil Monetary Penalties Statute authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider (also known as “beneficiary inducements”). Moreover, in certain cases, providers who routinely waive co-payments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the AKS and civil FCA. One of the statutory exceptions to the beneficiary inducements prohibition is non-routine, unadvertised waivers of co-payments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of co-payments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.
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
Many states in which we operate have also adopted similar fraud and abuse laws to those described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payer, including patients, employers and commercial insurers, not just those reimbursed by a federally or state funded healthcare program.
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
Foreign Corrupt Practices Act
We are subject to the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). The FCPA prohibits U.S. companies and their representatives from processing, offering, or making payments of money or anything of value to foreign officials with the intent to obtain or retain business or seek a business advantage. In certain countries, the health care professionals we or our distributors regularly interact with may meet the definition of a foreign government official for the purposes of the FCPA. Our international activities create the risk of unauthorized payments or offers of payments by our employees, consultants and agents, including distributors, even though they may not always be subject to our control. Our existing safeguards may prove to be less than effective, and our employees, consultants, and agents may engage in conduct for which we might be held responsible. The FCPA also requires us to maintain accurate books and records and have a system of internal controls sufficient to, among other things, provide reasonable assurances that transactions are executed and assets are accessed and accounted for in accordance with management’s authorization. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of suppliers, vendor or other third-party relationships, termination of necessary licenses or permits, and legal or equitable sanctions. Other internal or governmental investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. We are also subject to the UK and Brazilian equivalents, the UK Bribery Act and the Brazil Clean Company Act.
ISO Standards
We also operate and maintain a Quality Management System that is designed to comply with the requirements of International Standards ISO 13485: 2016 Medical Devices – Quality Management Systems. This system encompasses the principles of enhancing customer satisfaction through the effective application of processes for control, monitoring, and continual improvement, which is designed to ensure that we consistently meet or exceed customer expectations and applicable statutory/regulatory requirements.
Privacy and data protection laws
We are subject to a number of federal, state and foreign laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information, including health information privacy and security laws, data breach notification laws, and consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act). For example, HIPAA imposes obligations on “covered entities,” including certain healthcare providers, such as us, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, which may occur in connection with, among other things, a breach of unsecured protected health information (“PHI”), a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal, and administrative fines, penalties, and damages and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.
In addition, certain state and foreign laws, including without limitation the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), General Data Protection Regulation (“GDPR”) and the United Kingdom General Data Protection Regulation (“UK GDPR”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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
Employee and Human Capital Resources
As of December 31, 2023, we had approximately 970 employees, none of whom were covered by collective bargaining agreements. Most of these employees are located in the United States with approximately 120 located outside the United States. We believe that our relations with our employees are generally good.
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
We have a majority economic interest, the sole voting interest in, and control the management of, BV LLC. As a result, we will consolidate the financial results of BV LLC and reports a non-controlling interest representing the LLC Interests held by Smith & Nephew, Inc. (“Continuing LLC Owner”). Refer to Part II, Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 8. Stockholders’ equity of this Annual Report for additional information about the organizational transactions completed as part of the IPO.
Information about our Executive Officers
The following table sets forth information concerning our executive officers as of March 1, 2024:

Name	Age	Position(s)
Robert E. Claypoole	52	President and Chief Executive Officer
Mark L. Singleton	55	Senior Vice President and Chief Financial Officer
Anthony D’Adamio	63	Senior Vice President and General Counsel
Katrina Church	62	Senior Vice President and Chief Compliance Officer
Robert Claypoole joined Bioventus in January 2024 from Mölnlycke Health Care (“Mölnlycke”), a world-leading medical products and solutions company, where he served as Executive Vice President of Wound Care since July 2021. In this role, Mr. Claypoole had full responsibility for a $1.2 billion business. Before that, Mr. Claypoole served in several leadership positions with Mölnlycke from March 2017 to July 2021, including Executive Vice President and President, US for Mölnlycke and as an Officer of Mölnlycke Health Care US, LLC and Mölnlycke Manufacturing US, LLC. Prior to joining Mölnlycke in 2017, Mr. Claypoole served in various leadership roles at Medtronic Ltd. (now Medtronic plc (NYSE: MDT)), a global healthcare technology company, and Covidien, before it was acquired by Medtronic. Mr. Claypoole was Global Vice President & General Manager, Obesity & Metabolic Health (April 2016 to March 2017) and Global Vice President & General Manager of the Soft Tissue Repair & Hemostats business (December 2012 to April 2016). Before that, he was the Vice President, Executive Operations after serving as Vice President, Global Marketing while located in Trevoux, France. Prior to his time in France, Mr. Claypoole was the Vice President, US Marketing for the company’s Endomechanical & Intelligent Device business. Before joining Covidien in 2007, Mr. Claypoole held various marketing roles with increasing responsibility at Johnson & Johnson’s Vision Care division. Mr. Claypoole previously served on the board of directors of ZetrOz Inc. (January 2014 to January 2016) and the Association of periOperative Registered Nurses (December 2017 to December 2020). Mr. Claypoole received his Bachelor of Arts and his Masters of Business Administration from Cornell University. The Company’s Board of Directors (the “Board”) believes that Mr. Claypoole is well-qualified to serve on the Board considering the breadth of his experience across multiple global medical device markets and his extensive expertise in accelerating innovation, driving operational excellence, enhancing go-to-market strategies, and driving commercial execution and organizational effectiveness.
Mark Singleton has served as our Senior Vice President and Chief Financial Officer since March 2022. Mr. Singleton previously served as Vice President of Finance, Americas Strategic Business Units at Teleflex Inc. (“Teleflex”), a provider of specialty medical devices, from February 2021 to March 2022 and prior to that, served as Teleflex’s Vice President of Finance, Vascular Strategic Business Unit from 2014 to 2020. Prior to Teleflex, Mr. Singleton held multiple leadership roles at Lenovo Group Limited, a multinational technology company, including as Executive Director, Think Business Group Chief Financial Officer (2013-2014), Executive Director, Western Europe Chief Financial Officer (2011-2012), Executive Director, North America Chief Financial Officer (2007-2011) and Director, U.S. Finance Manager (2005-2007). Mr. Singleton received his Bachelor of Science from Purdue University and his Master of Business Administration from Duke University, Fuqua School of Business.

Anthony D’Adamio has served as our Senior Vice President and General Counsel since August 2017. Previously, Mr. D’Adamio was General Counsel and Secretary at Siemens Healthcare (now known as Siemens Healthineers AG) from January 2010 to August 2017 and served as Deputy General Counsel and Secretary of Siemens Healthcare Diagnostics from January 2007 to January 2010. Prior to that, Mr. D’Adamio was Senior Counsel within the Diagnostics Division of Bayer Healthcare LLC (now known as Siemens Healthineers Diagnostics) from January 2001 to December 2006. Mr. D’Adamio began his legal career at the law firm of Bond, Schoeneck & King before taking corporate legal positions with companies within the health insurance, pharmaceutical and biotechnology industries, including Group Health Incorporated, Quest Diagnostics and Covance Inc. Mr. D’Adamio holds a Juris Doctor from Howard University School of Law and a Bachelor of Arts from the State University of New York at Binghamton.
Katrina Church has served as our Chief Compliance Officer since August 2020. Prior to joining us, Ms. Church served in corporate counsel and compliance roles within the Merz Group of companies, most recently as Global Compliance Officer for Merz Pharma GmbH & Co KGaA, a privately-held pharmaceutical company, from March 2015 to August 2020. From June 1998 to December 2008, Ms. Church was Executive Vice President and General Counsel of Connetics Corporation, a specialty pharmaceutical company that was acquired by Stiefel Laboratories, Inc. in 2008. Ms. Church began her career as an attorney at Hopkins & Carley, a San Jose-based law firm. In 2020, Ms. Church was nominated for several industry awards for compliance training and received the 2020 Women in Compliance Award for “Most Impactful Compliance Training Programme of the Year” and the Brandon Hall 2020 Gold Medal for Excellence in Training. Ms. Church holds a Juris Doctor from New York University School of Law and a Bachelor of Arts in Comparative Literature from Duke University.
Available Information
Our filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements for stockholder meetings, any registration statements, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Information on our website or connected to our website is not incorporated by reference into this Annual Report. Our website is located at www.bioventus.com. Our SEC filings are also available on the SEC website at www.sec.gov.
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
Risks related to our financial position
If we are unable to meet our current operating projections or secure other sources of liquidity, substantial doubt about our ability to continue as a going concern may arise, which may negatively affect the market value of our Class A common stock.
The consolidated financial statements included elsewhere in this Annual Report have been prepared under the going concern basis of accounting, which presumes that the Company’s liquidation is not imminent. Based on our current operating plans and potential market and economic conditions, the Company believes it should be able to meet its obligations as they become due within the next twelve months from the date of issuance of the consolidated financial statements included elsewhere in this Annual Report, as evaluated under generally accepted accounting principles in the United States.

While we were in compliance as of December 31, 2023 with the financial covenants as stated within the Credit and Guaranty Agreement dated as of December 6, 2019 (the “2019 Credit Agreement,” and, as amended by that certain Amendment No. 1 to Credit and Guaranty Agreement, dated as of August 29, 2021, by the Second Amendment to Credit and Guaranty Agreement, dated as of October 29, 2021, by the Third Amendment to Credit and Guaranty Agreement, dated as of July 11, 2022, by the Fourth Amendment to Credit and Guaranty Agreement, dated as of March 31, 2023 and by the Fifth Amendment, the “Amended 2019 Credit Agreement”), on January 18, 2024, the Company entered into Amendment No. 5 to the 2019 Credit Agreement (the “Fifth Amendment”) as part of its efforts to further improve its financial condition. The Fifth Amendment modified the financial covenant requirements contained in the 2019 Credit Agreement to provide additional financial covenant relief and included modifications to the Company’s leverage maintenance covenant and interest coverage ratio to provide financial and operational flexibility relative to its operating plan.
However, the Company has based the above assessment on assumptions of revenues, cash flows and operating costs that may prove to be wrong. In such event, the Company may need to seek further modifications to certain of the covenants in the Amended 2019 Credit Agreement to avoid an event of default or seek waivers of any potential noncompliance. Moreover, the Company has historically relied on its ability to fund its operations primarily through cash flows from operations, as well as public and private debt and equity financings, but there can be no assurances that such financing or funding will continue to be available to the Company on satisfactory terms, or at all. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. The inability to secure alternative financing on acceptable terms or to obtain any additional required modifications to the Amended 2019 Credit Agreement in the event that we fail to meet our operating projections may raise substantial doubt about our ability to continue as a going concern and adversely affect our business and financial condition.
Our Amended 2019 Credit Agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with its financial or other covenants, we may be required to repay the indebtedness, which may harm our liquidity.
We are subject to certain covenants under the Amended 2019 Credit Agreement, including, but not limited to:
•a minimum interest coverage ratio and a maximum debt leverage ratio requirement as defined in the Amended 2019 Credit Agreement;
•a minimum Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10.0 million as of the end of each calendar month through October 29, 2025;
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
We have undertaken various actions to comply with the requirements of being a public company. However, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid financial misstatements due to error or material weaknesses. If we identify any material weaknesses in the future that we cannot fully remediate, the accuracy and timing of our financial reporting may be adversely affected. Testing and maintaining financial controls can also divert our management’s attention from other matters that are important to the operation of our business. Ineffective disclosure controls and procedures or internal control over financial reporting could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
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
We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of amounts held in excess of such insurance limitations. The FDIC took control of two such banking institutions, Silicon Valley Bank (“SVB”) on March 10, 2023 and Signature Bank (“Signature Bank”) on March 12, 2023. While we did have an account at SVB, we were able to recover all of our deposits when the FDIC stepped in and allowed us to transfer funds held at SVB to another bank without incurring any losses. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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
Risks related to our business
We are currently subject to securities class action litigation and derivative shareholder lawsuits and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. For example, on January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina, Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended consolidated complaint. In response to the defendants’ motion to dismiss, the lead plaintiff filed a second amended complaint on July 31, 2023. The defendants moved to dismiss the second amended complaint on August 21, 2023, which the Court granted in part and denied in part on November 6, 2023. The Court dismissed the plaintiff’s Securities Act claims, but allowed the plaintiff’s Exchange Act claims to proceed into discovery.
On October 4, 2023, certain of the Company’s current and former directors and officers were also named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Grogan, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:23-CV-01099-RGA (D. Del. 2023). The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On January 12, 2024, the Court agreed to stay the case pending resolution of the Ciarciello case.
On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. The parties are in discussions to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case.
The Company believes the claims alleged in each of the above matters lack merit and intends to defend itself vigorously. However, the outcome of these matters is not presently determinable, and any loss is neither probable nor reasonably estimable. The results of such lawsuits and any future legal proceedings cannot be predicted with certainty. Also, our assets may be insufficient to cover any claimed amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.

We are highly dependent on a limited number of products.
Our HA products accounted for 43%, 42% and 51% of our total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. We expect that sales of such products will continue to account for a substantial portion of our revenue, and therefore, our ability to execute our growth strategy and maintain profitability will depend upon the continued demand for these products. If the supply and distribution agreements for any of our HA products were terminated, our revenue would be impaired. If our HA products fail to maintain their market acceptance for any reason, our business, results of operations and financial condition may be adversely affected.
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
•avoid infringing upon the intellectual property rights of third parties and maintain necessary intellectual property licenses from third parties;
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
If we are unsuccessful in developing, acquiring and commercializing new products or enhancing our existing product offerings through line extensions and expanded indications, our long-term growth may be negatively affected.
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
We cannot be certain that our existing products and any new products, line extensions or expanded indications that we develop will achieve or maintain market acceptance. Third-party payers may be reluctant to continue to cover our products at their current prices. Further, new injectable therapies or oral medications may become available that help manage OA pain in a more convenient and/or cost effective manner than our HA viscosupplementation therapies. With respect to our Surgical Solutions, new allograft, DBMs, synthetics, growth factors, or other enhancements to our existing implants may never achieve broad market acceptance, which can be affected by a lack of clinical acceptance of Surgical Solutions products and technologies, introduction of competitive treatment options which render Surgical Solutions products and technologies too expensive or obsolete and difficulty training surgeons in the use of Surgical Solutions products and technologies. Media reports or other negative publicity concerning both methods of tissue recovery from donors and actual or potential disease transmission from donated tissue may limit widespread acceptance by the medical community of our allografts, growth factor and DBMs, whether directed at these products generally or our products specifically. Unfavorable reports of improper or illegal tissue recovery practices by any participant in the industry, both in the United States and internationally, as well as incidents of improperly processed tissue leading to transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft based technologies by the medical community.

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
In 2020, the FDA published a Federal Register notice announcing its proposal to reclassify non-invasive bone growth stimulators, such as Exogen, from Class III medical devices to Class II with special controls. Class III devices are subject to the most stringent regulatory pathway for approval for medical devices requiring, among other things, rigorous clinical studies and pre-approval manufacturing review. Class II devices may be cleared for marketing by the FDA under the 510(k) pathway if they are determined to be substantially equivalent to a legally marketed predicate device. The 510(k) clearance process does not always require clinical testing, and is generally less onerous than the premarket approval process applicable to Class III devices. Also in 2020, the Orthopaedic and Rehabilitation Devices Panel of the FDA Medical Devices Advisory Committee met and ultimately voted in favor of the FDA’s proposal to down-classify non-invasive bone growth stimulators.
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
In addition, due to the manner in which rebates are calculated and paid under certain of our contracts with private payers, changes in the ASP for our HA viscosupplements may result in larger than expected rebates payments for the sale of these products. In addition, we are dependent on these payers to provide timely and accurate invoices for the rebates that we are obligated to pay under these contractual relationships. If the information is not received timely or is inaccurate, we may not be able to correctly forecast the amounts due under those agreements, which may adversely affect our operating results and financial condition.
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
Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators and third-party payers. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which may increase requests for pricing concessions or risk vendor exclusion. For example, non-clinical staff at hospitals are increasingly involved in the evaluation of products and product purchasing decisions. In order for us to sell our products, we must convince such staff as well as physicians and hospitals that our products are attractive alternatives to competing products for use in surgical procedures. Additionally, GPOs, integrated delivery networks (“IDNs”) and large single accounts may continue to use their market power to consolidate purchasing decisions for physicians. Third-party payers may also continue to use their market power to reduce the reimbursement for our products by increasing the rebates we are required to pay them when our products are covered, which may negatively impact our results. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products.

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
Medical device companies, healthcare systems, IDNs and GPOs have intensified competitive pricing pressure as a result of industry trends and new technologies. Purchasing decisions are gradually shifting to hospitals, IDNs and other hospital groups, with surgeons and other physicians increasingly acting only as “employees.” Changes in the purchasing behavior of hospitals or the amount that third-party payers are willing to reimburse our customers for procedures using our products, including as result of healthcare reform initiatives, could create additional pricing pressure on us. In addition to these competitive forces, we continue to see pricing pressure as hospitals introduce new pricing structures into their contracts and agreements, including fixed price formulas, capitated pricing and episodic or bundled payments intended to contain healthcare costs. If such trends continue to drive down the prices we are able to charge for our products, our profit margins will shrink, adversely affecting our business, results of operations and financial condition.

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

Competition for experienced employees in the medical device industry can be intense. To attract, retain and motivate qualified employees, we may utilize equity-based incentive awards such as employee stock options. If the value of such equity incentive awards does not appreciate as measured by the performance of the price of our Class A common stock, as seen in current market conditions, such awards may cease to be viewed as valuable and our ability to attract, retain and motivate our employees could be adversely impacted, which could adversely affect our business, results of operations and financial condition and/or require us to increase the amount we expend on cash and other forms of compensation.
If we fail to properly manage growth, our business could suffer.
We may, in the future, experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, our sales force and distributor network require significant management, training, financial and other supporting resources. Any failure by us to manage our growth effectively could adversely affect our ability to achieve our development and commercialization goals.
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
We are dependent on a limited number of suppliers for our products and components used in the manufacturing process of our products. Our top three single-source third-party manufacturers supply us with our HA products and constituted 43%, 42% and 51% of total net sales for the years ended December 31, 2023, 2022 and 2021, respectively. Many of the acquired Bioness and Misonix products are also dependent on a limited number of suppliers for these products and their components. We may not be able to renew or enter into new contracts with our existing suppliers following the expiration of such contracts on commercially reasonable terms, or at all. Additionally, certain of our devices require circuit boards and other electronic components that could be in short supply. The unavailability of such components from our suppliers may impact our ability to meet the customer demand for these products.
The success of certain Surgical products depends on our suppliers continuing to have access to donated human cadaveric tissue, as well as the maintenance of high standards in their processing methodology. The supply of such donors can fluctuate over time. We cannot be certain that our current suppliers who rely on allograft bone, plus any additional sources that our suppliers identify in the future, will be sufficient to meet our product needs. Our dependence on a limited number of third-party suppliers and the challenges that they may face in obtaining adequate supplies of allograft bone tissue involve several risks, including limited control over pricing, availability, quality and delivery schedules. We may be unable to find an alternative supplier in a reasonable time period or on commercially reasonable terms, if at all, which would adversely affect our business, results of operations and financial condition.

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
The manufacturing of our products may not be easily transferable to other sites in the event that any of our third-party manufacturers experience breakdown, failure or substandard performance of equipment, disruption of supply or shortages of, or quality issues with, components of our products and other supplies, labor problems, power outages, adverse weather conditions, natural disasters (including natural events caused by or intensified by climate change), global pandemics, or the need to comply with environmental and other directives of governmental agencies. From time to time, a third-party manufacturer may experience financial difficulties, bankruptcy or other business disruptions, which could disrupt our supply of finished goods or require that we incur additional expense by providing financial accommodations to the third-party manufacturer or taking other steps to seek to minimize or avoid supply disruption, such as establishing a new third-party manufacturing arrangement with another provider. The loss of any of these third-party manufacturers or the failure for any reason of any of these third-party manufacturers to fulfill their obligations under their agreements with us, including a failure to meet our quality controls and standards, may result in disruptions to our supply of finished goods. We may be unable to locate an additional or alternate third-party manufacturing arrangement that meets our quality controls and standards in a timely manner or on commercially reasonable terms, if at all. If this occurs, our business, results of operations and financial condition will be adversely affected.
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

Actual or attempted breaches of security, unauthorized access to or disclosure of information, cyberattacks, or other incidents or the perception that personal and/or other sensitive or confidential information in our possession or control or in the possession or control of our third-party vendors or service providers is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.
We receive, collect, process, use and store directly and through third-party vendors and service providers a large amount of information, including personally identifiable information, protected health information and other sensitive and confidential information. This data is often accessed by us through transmissions over public and private networks, including the Internet. The secure transmission of such information over the Internet and other mechanisms is essential to maintain confidence in our information technology systems. Despite the privacy and security measures we have in place to comply with applicable laws, regulations and contractual requirements, our facilities and systems, and those of our third-party vendors and service providers, are vulnerable to privacy and security incidents including, but not limited to, computer hacking, breaches, acts of vandalism or theft, computer viruses and other malware, including ransomware and other forms of cyberattacks, misplaced or lost data, programming and/or human errors, and other similar events. A party, whether internal or external, that is able to circumvent our security measures or those of our third-party vendors and service providers could, among other things, misappropriate or misuse sensitive or confidential information, misappropriate user information or other proprietary information, or cause significant interruptions in our operations. Internal or external parties have and will continue to attempt to circumvent our security systems and those of our vendors and service providers, and we expect that we may in the future continue to experience, among other things, external attacks on our network, and attempts to gain unauthorized access to sensitive and confidential information, such as reconnaissance probes, denial of service attempts, malware attacks, malicious software attacks and phishing attacks, such as an external phishing incident that occurred in January 2023, targeting an employee with plausible-sounding prompts to send information to Company leadership. This security incident did not expose protected health information, or affect any of the company’s systems, and was reported to authorities in the relevant regions. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, and often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations. Attacks upon information technology systems are also increasing in their frequency, level of persistence, and sophistication, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Recent, well-publicized cyberattacks on companies have resulted in the unauthorized access to and acquisition of significant amounts of sensitive and confidential information and the disruption of important systems and services. These incidents demonstrate the sophistication of the threat actors and magnitude of the threat posed to companies across the nation, including the health care industry. For example, a third-party vendor recently informed us that Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing certain of our claims for reimbursement related to our Exogen device to commercial payers, experienced an incident in which a cybersecurity threat actor gained access to some of its information technology systems. As a result of the Change Healthcare incident, certain of our patient billing and collections processes have been disrupted. While we have identified an alternative claim processing intermediary and have resumed claims submissions to some payers, this event may cause delays in a portion of our claims submissions to some commercial payers thereby delaying the related cash remittances to us. As of the date of this Annual Report, UnitedHealth Group is still investigating this incident, including any potential impact on claims and patient data. On March 7, 2024, UnitedHealth Group issued a statement indicating that it expects to begin testing and reestablish connectivity to the effected claims network to restore service beginning March 18, 2024. We do not presently believe that the Change Healthcare incident has materially affected, or is reasonably likely to materially affect the Company, including with respect to our claims collection and cash flows. We continue to evaluate the impact of the Change Healthcare incident on our Company.
If someone is able to gain unauthorized access to our systems or those of our third-party vendors or service providers, they could access, acquire, or alter any information located therein or cause interruptions to our operations. Security breaches and attempted security breaches thereof could also damage our reputation and expose us to a risk of monetary loss and/or litigation, fines, sanctions, and reputational damage. We also face risks associated with security breaches affecting third parties that conduct business with us or our customers and others who interact with our data. While we maintain insurance that covers certain security and privacy breaches, we may not carry or maintain sufficient coverage to compensate for all potential liability. Additionally, the costs incurred to remediate any data security or privacy incident could be substantial.

We cannot assure you that our third-party service providers or service providers with access to our or our customers’, suppliers’, trial patients’, and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches, cyber-attacks or other incidents negatively impacting the privacy or security of sensitive or confidential information or our service providers’ ability to provide services to us, which could have a corresponding effect on our business including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. While we attempt to address the associated risks by performing security assessments and detailed due diligence, we cannot assure you that these contractual measures and our own privacy and security-related due diligence safeguards will protect us from the risks associated with the processing, storage and transmission of such information by service providers and others acting on our behalf.
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
We have a manufacturing facility in Hod Hasharon, Israel which produces certain of our rehabilitation products, including with product components from third-party suppliers located elsewhere in Israel. Together, these products account for less than 10% of our total net sales for the year ended December 31, 2023.
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
•training of third parties on our products and the procedures in which they are used;
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
•production shortages resulting from any events affecting material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism (including the current conflicts between Russia and Ukraine and between Israel and Hamas), global pandemics or natural disasters including earthquakes, hurricanes, floods and fires. If the current conflicts between Russia and Ukraine and between Israel and Hamas escalate or spill over to or otherwise impacts additional regions, it could heighten many of the other risk factors included in our SEC filings.

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
Moreover, governmental authorities outside the United States have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that adversely affect our business, results of operations and financial condition. The European Commission has harmonized national regulations for the control of medical devices through European Medical Device Regulations with which manufacturers must comply. Under these new regulations, manufacturing plants must have received a full Quality Assurance Certification from a “Notified Body” in order to be able to sell products within the member states of the EU. This certification allows manufacturers to stamp the products of certified plants with a “CE” mark. Products covered by European Commission regulations that do not bear the CE mark cannot be sold or distributed within the EU. Refer to Part I, Item 1A. Risk Factors—Risks related to government regulation—Regulatory reforms, such as the EU Medical Devices Regulation, could limit our ability to market and distribute our products after clearance, approval or certification is obtained and make it more difficult or costly for us to obtain regulatory clearance, approval or certification of any future products, which could adversely affect our competitive position and materially affect our business and financial results.

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
In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future products or make it more difficult to obtain clearance or approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require additional testing prior to obtaining clearance or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

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
HCT/Ps that do not meet the criteria of Section 361 are regulated under Section 351 of the PHSA. HCT/Ps regulated as “Section 351” HCT/Ps are subject to premarket review and approval by the FDA. In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue—Based Products: Minimal Manipulation and Homologous Use—Guidance for Industry and Food and Drug Administration Staff.” The guidance outlined the FDA’s position that all lyophilized amniotic products are more than minimally manipulated and would therefore require a BLA to be lawfully marketed in the United States. The FDA resumed enforcement of IND and premarket approval requirements with respect to these products as of June 1, 2021.
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
Certain products that we currently market have been cleared, approved or certified by the FDA and other foreign regulatory authorities and notified bodies for specific treatments. We cannot prevent a physician from using our products outside of such cleared or approved indications for use, known as off-label uses. While we do not analyze the ordering practices of physicians with respect to off-label uses, we are aware of certain off-label uses of our EXOGEN and StimRouter products. As a result, we could be subject to regulatory or enforcement actions if we are determined to have engaged in promotion of our products for off-label uses, or otherwise determined to have made false or misleading statements about our products. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those cleared, approved or certified by the FDA or any foreign regulatory authority or notified body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.
In addition, physicians may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased liability risks to us for product and medical malpractice related claims. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Product liability and related claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.

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
Our products and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such products, will be subject to continued regulatory review, oversight and periodic inspection by the FDA and other domestic and foreign regulatory bodies. In particular, the methods used in, and the facilities used for, the manufacture of the products that we own and distribute that are regulated as medical devices must comply with the FDA’s Quality System Regulation (“QSR”), which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices. The FDA enforces the QSR through periodic announced or unannounced inspections of manufacturing facilities, and both we and our third-party manufacturers and suppliers are subject to such inspections. Similarly, the devices we distribute on behalf of third-party manufacturers that are regulated as Section 361 HCT/Ps must be manufactured in compliance with FDA’s cGTP requirements and other related requirements. Moreover, should any of our HA products be re-classified as drugs, such products would be required to comply with a different set of manufacturing requirements under FDA’s cGMP requirements for drugs. The need to comply with different manufacturing requirements may require us to seek new suppliers.
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
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized drugs, devices and similar products in the event of material deficiencies or defects in their design or manufacture. For example, the FDA’s authority to require a recall for medical devices must be based on a finding that there is reasonable probability that the device would cause serious injury or death. In addition, we have in the past and may in the future decide to voluntarily recall our products if certain deficiencies are found. For example, in December 2020 we undertook a voluntary Class II recall of certain vials of ultrasound gel that we provide with our Exogen system due to particulates, which were microbial in nature, found in the gel. The gel was manufactured by a third-party supplier, and we have discontinued the use of that suppliers’ gel and have replaced that gel with that of another manufacturer and notified patients to discard gel bottles from affected lots. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and could adversely affect our reputation and business, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that could adversely affect our business, results of operations and financial condition.
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
We have relied upon and may continue to rely upon third parties, such as contract research organizations (“CROs”), medical institutions, clinical investigators and contract laboratories to assist in conducting our clinical studies, which must be conducted in accordance with applicable regulations, including GCP and our preclinical development activities. We rely on these parties for execution of our studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. GCPs are regulations and guidelines enforced by the FDA and other regulatory authorities for products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, trial sites, and CROs. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under applicable manufacturing requirements.

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
If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or to do so on commercially reasonable terms. In addition, our third-party contractors are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. Switching or adding additional third-party contractors involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or other third-party vendor commences work. As a result, delays occur, which can materially impact our ability to meet our desired development timelines. Though we carefully manage our relationships with our third-party vendors, including CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Third-party payers also regularly update payments to physicians and hospitals where our products are used. By way of example, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Legislative and regulatory reforms and executive actions intended to reduce the costs of prescription drugs and medical devices are also ongoing in the United States and abroad. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows. These and other payment updates could directly impact the demand for our products or any products we may develop in the future, if cleared or approved.
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
In our capacity as a pharmaceutical and medical device manufacturer, as a supplier of covered items and services to federal health care program beneficiaries, and with respect to items and services for which we submit claims for reimbursement from such programs, we are subject to healthcare fraud, waste and abuse regulation and enforcement by federal, state and foreign governments, which could adversely impact our business, results of operations and financial condition. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:
•the federal Anti-Kickback Statute (“AKS”), which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Penalties for violating the AKS include civil penalties of up to $120,816 per violation plus three times the amount of the improper remuneration, criminal penalties up to $100,000 per violation, prison terms of up to ten years, and exclusion from participation in the Federal health care programs. Under the Civil Monetary Penalties statute, physicians who pay or accept kickbacks also face penalties of up to $50,000 per kickback plus three times the amount of the prohibited remuneration;
•the federal physician self-referral law, the Stark Law, which, subject to certain enumerated statutory and regulatory exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or “DHS”, which includes both prescription drugs and medical devices, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS. In addition to reimbursing the government any associated overpayment, violations of the Stark Law can lead to: (1) civil penalties of nearly $29,000 per claim (in 2023, adjusted annually for inflation); (2) three times the amount of damages suffered by the government; and (3) potential exclusion from participation in federal healthcare programs;

• the False Claims Act, or “FCA”, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. Penalties for a violation of the FCA include fines up to $27,894 for each false claim, plus up to three times the amount of damages caused by each false claim. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;
•the beneficiary inducement provisions of the Civil Monetary Penalties Law, which prohibits, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider. Violations of the CMPL may result in administrative penalties ranging from $5,000 to $100,000 per violation depending on the conduct involved;
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
•the federal Physician Payments Sunshine Act, which requires certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under certain federal healthcare programs, to monitor and report to CMS, certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare providers (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives) and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by such physicians and their immediate family members. Civil monetary penalties of up to $1,000,000 as adjusted annually may be imposed on reporting entities if they fail to report information in a timely, accurate or complete manner;
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

In 2018, we identified non-compliance with certain U.S. federal statutes and requirements governing the Medicare program in related to improper completion of Certificate for Medical Necessity (“CMN”) forms. In November 2018, we made a voluntary self-disclosure related to this matter to the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) pursuant to the OIG’s Provider Self-Disclosure Protocol. After settlement discussions with the Office of the United States Attorney in the Middle District of North Carolina (“USAO”) and OIG, on February 22, 2021, we entered into a formal settlement agreement, which included releases from associated False Claims Act liability and further Civil Monetary Penalties that are customary in self-disclosures of this type, and agreed to pay $3.6 million in resolution of this matter.
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business.
We are subject to diverse laws and regulations relating to privacy and data security, including, in the United States, HIPAA and, in the EU, the GDPR. New privacy laws and regulations are being enacted in the United States, particularly at the state level, and globally, and existing ones are being updated and strengthened. Complying with these numerous, complex and often changing regulations is expensive and difficult. We strive to comply with all applicable laws and other legal obligations relating to privacy, data security, and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and/or in a manner that conflicts with our practices. Failure or perceived failure by us or our service providers to comply with any privacy, data security, or data protection laws or other obligations, or any security incident or data breach experienced by us, one of our service providers, or another party, could adversely affect our business. Such impacts include but are not limited to: investigation costs, legal fees, fines and penalties; compensatory, special, punitive, and statutory damages; enforcement actions; litigation; reputational damage; consent orders regarding our privacy and security practices; requirements that we provide consumer notices, credit monitoring services and/or credit restoration services or other relevant services to individuals impacted by a data breach; adverse actions against our licenses to do business; and injunctive relief.
In the United States, HIPAA, as amended, and regulations implemented thereunder (collectively referred to as “HIPAA”) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of protected health information (“PHI”) on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that generally involve creating, receiving, maintaining or transmitting PHI for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities, such as us, as well as business associates to develop and maintain administrative, physical and technical safeguards to protect PHI, and meet certain notification requirements in the event of a breach of unsecured PHI.
Additionally, under HIPAA, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach or, if earlier, the date on which the breach would have been discovered through the exercise of reasonable diligence. Notification also must be made to the U.S. Department of Health and Human Services Office for Civil Rights and, in certain circumstances, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents or, if earlier, the date on which the breach would have been discovered through the exercise of reasonable diligence. All U.S. states, the District of Columbia, Guam, Puerto Rico, and the U.S. Virgin Islands have enacted data breach notification laws. Some of these breach notification laws impose notification obligations that are in addition to, or inconsistent with, the HIPAA Breach Notification Rule, which can present compliance challenges.
Entities that are found to be in violation of HIPAA, which may occur in connection with, among other things, a breach of unsecured PHI, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. The HHS Office for Civil Rights actively enforces HIPAA and frequently issues significant fines and penalties. HIPAA also authorizes state Attorneys General to file suit on behalf of residents of their states. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

U.S. states have adopted various privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”) creates individual privacy rights for California residents and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”), which amended the CCPA, imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt-out rights for certain uses of sensitive data. It also created the California Privacy Protection Agency, which is authorized to issue substantive regulations and enforce law. Additional states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah and Virginia have enacted similar comprehensive privacy laws. Other states, including Nevada and Washington, have recently enacted robust health privacy laws. Legislation has been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. These developments are likely to result in increased privacy and data security enforcement. Additional compliance investment and potential business process changes may be required, and the enactment of new laws could have potentially conflicting requirements that would make compliance challenging and burdensome.
The Federal Trade Commission (“FTC”) and many state Attorneys General also continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. In addition to enforcing against organizations, the FTC has made clear that it may seek to hold officers personally liable for privacy or security violations of their organizations, having done so in the past.
In Europe, the GDPR imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield. In July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board (“EDPB”). The United States and the EU recently agreed to a new data transfer mechanism to replace the Privacy Shield known as the EU-U.S. Data Privacy Framework, which may be subject to legal challenges. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and take additional enforcement actions, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Additionally, from January 1, 2021, following the United Kingdom’s departure from the EU, we have had to comply with the GDPR and the UK GDPR (i.e., the GDPR as implemented into UK law). Failure to comply with the UK GDPR can result in fines up to the greater of £17.5 million (approximately $21 million), or 4% of global revenue. However, the relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission extends that decision.

Failure to comply with the FCPA and laws associated with our activities outside the United States could adversely affect our business, results of operations and financial condition.
We are subject to the FCPA and other anti-bribery legislation around the world. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates, which are intended, among other things, to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. As we conduct our business in jurisdictions outside of the United States, we face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments, offers or promises of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business or other advantages. In many foreign countries, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, such policy may not be effective at preventing all potential FCPA or other violations. Although our agreements with our international distributors clearly state our expectations for our distributors’ compliance with U.S. laws, including the FCPA, and provide us with various remedies upon any non-compliance, including the ability to terminate the agreement, we also cannot guarantee our distributors’ compliance with U.S. laws, including the FCPA. Therefore, there can be no assurance that our employees and agents, or those companies to which we outsource certain of our business operations, have not and will not take actions that violate our policies or applicable laws, for which we may be ultimately held responsible. Any violation of the FCPA, other anti-bribery legislation, including the UK Bribery Act and the Brazil Clean Company Act, or related policies could result in severe criminal or civil sanctions, which could adversely affect our business, results of operations and financial condition.
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
For example, technical documentation for certain of our products requiring recertification, such as our single injection HA treatment Durolane®, and EXOGEN Bone Stimulation System have been submitted to our notified body. While we are actively engaged with our notified body to renew the CE marks for these and our other products, CE mark renewals for these products are still pending. Our inability to timely review and obtain CE mark certificates for these and other of our products could prohibit their distribution and marketing in EU member states, which would adversely affect our business, prospects, financial condition and results of operations.

Recent environmental regulatory actions regarding medical device sterilization facilities could result in disruptions in the supply of certain of our products and could adversely affect our business, results of operations and financial condition.
Our disposable products that are used with our neXus® Ultrasonic Surgical Aspirator System require sterilization using ethylene oxide prior to sale. Ethylene oxide sterilization is a common and scientifically proven sterilization method that is widely used in the medical device industry. We contract with third-party sterilizers to perform this service. Concerns about unsafe levels of ethylene oxide emissions in the air around some sterilization facilities have resulted in certain state environmental protection agency actions against those facilities that have impacted available capacity for medical device manufacturers’ to sterilize their devices. For example, recently the operations of certain of our contracted sterilization providers were temporarily suspended by the supplier as a voluntary response to a state environmental agency investigation. While such actions have not disrupted our ability to supply products and the previously shut down facilities have been permitted to resume certain operations after implementation of increased emissions controls, it is uncertain as to whether these facilities will be shut down or experience capacity reductions related to environmental, health and safety concerns. The U.S. Environmental Protection Agency has proposed new rules governing emissions from ethylene oxide sterilization facilities and has announced their intent to finalize the rule during 2024. It is unknown whether any other sterilization facilities we may contract with in the future will experience reduced capacity related to new regulatory requirements or will be required to shut down, either temporarily related to upgrading emissions controls or permanently due to inability to comply with new environmental regulation. To the extent that our third-party sterilizers are unable to sterilize our products, whether due to these regulatory or other limitations (such as capacity, reductions in operations, or availability of materials for sterilization), we may be unable to transition to other third-party sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner, or at all, which could have a material adverse impact on our results of operations and financial condition.
If our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products and, as a result, our business, results of operations and financial condition may be adversely affected until we are able to secure a new facility.
We do not have redundant manufacturing facilities. Our other facilities and equipment would be costly to replace and could require substantial lead-time to repair or replace. Our facilities may be harmed or rendered inoperable by natural disasters (including events caused by or intensified by climate change) or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages. Such disasters may render it difficult or impossible to manufacture and commercialize our products and conduct our research and development activities for new products, line extensions and expanded indications. The inability to perform those activities, combined with our limited inventory of supplies, components and finished product, may result in the inability to continue manufacturing or supplying our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our facilities and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
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

The process of applying for patent protection is time-consuming and expensive and we cannot assure you that all of our patent applications will issue as patents or that, if issued, they will issue in a form that will be advantageous to us. The rights granted to us under our patents may not be meaningful or provide us with any commercial advantage, and they could be opposed, contested, narrowed, or circumvented by our competitors or declared invalid or unenforceable in judicial or administrative proceedings. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As a result, some of our products are not, and in the future may not be, protected by patents. We generally apply for patents in those countries where we intend to make, have made, use, offer for sale, or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we do not seek protection in all countries where we sell products and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories in which we have patent protection but where such protection may not be sufficient to terminate infringing activities. Furthermore, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to us by third parties. Therefore, these patents and applications may not be prosecuted or enforced in a manner consistent with the best interests of our business. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated, which could also adversely affect our business, results of operations and financial condition.
The rights granted to us under these patents, including prospective rights sought in our pending patent applications, could be opposed, contested or circumvented by our competitors or other third parties or declared invalid or unenforceable in judicial or administrative proceedings. If any of our patents are challenged, invalidated or legally circumvented by third parties, and if we do not own other enforceable patents protecting our products, competitors could market products and use processes that are substantially similar to, superior to, or otherwise competitive with those of ours, and our business could suffer. In addition, the patents we own or have licenses to may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage, and competitors may be able to design around our patents or develop products that provide outcomes comparable to those of ours without infringing on our patent property rights.
Further, our patents may not be drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents. Third- parties may assert that we or the inventors of any patents licensed to us were not the first to make the inventions covered by our issued patents or pending patent applications. The claims of our issued patents or patent applications when issued may not cover our commercial technology or the future products and services that we develop. We may not have freedom to operate unimpeded by the patent rights of others. Third- parties may have dominating, blocking or other patents relevant to our technology of which we are not aware. In addition, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications or published information which could invalidate our patents or a portion of the claims of our patents. Any such patent applications may have priority over our patent applications or issued patents, which could require us to obtain rights from third parties to issued patents or pending patent applications covering such technologies to allow us to commercialize our technology. If another party has filed a U.S. patent application on inventions similar to ours, depending on when the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the USPTO to determine priority of invention in the United States. Further, we may not develop additional proprietary technologies and, even if we do, they may not be patentable.
In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and applications. We may be subject to a third-party preissuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Moreover, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. In some cases, noncompliance with such requirements can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or the owners of any patent rights licensed to us fail to maintain the patents and patent applications covering our products or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would adversely affect our business, results of operations and financial condition.
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
Trademarks
We rely on our trademarks as one means to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. However, we may not be able to successfully secure trademark registrations for all such applications in each jurisdiction in which the product is marketed. Third-parties may oppose our trademark applications, or otherwise challenge our use of both registered and unregistered trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks, then we may not be able to compete effectively and our business, results of operations and financial condition may be adversely affected.

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
In some cases, we may not have the right to control the prosecution, maintenance, or filing of the patents that are licensed to us, or the enforcement of these patents against infringement by third parties. Some of our patents and patent applications were not filed by us, but were either acquired by us or are licensed from third parties. Thus, these patents and patent applications were not drafted by us or our attorneys, and we did not control or have any input into the prosecution of these patents and patent applications prior to our acquisition of, or our entry into a license with respect to, such patents and patent applications. We cannot be certain that the drafting or prosecution of the patents and patent applications licensed to us will result or has resulted in valid and enforceable patents. Further, we do not always retain complete control over our ability to enforce our licensed patent rights against third-party infringement. In those cases, we cannot be certain that our licensor or other ultimate owner of such patents will elect to enforce these patents to the extent that we would choose to do so, or in a way that will ensure that we retain the rights we currently have under our license. If our licensor or other ultimate owners of such patents fails to properly enforce the patents subject to our license in the event of third-party infringement, our ability to retain our competitive advantage with respect to our products may be materially and adversely affected.

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

We may also initiate litigation against third parties to enforce our patent and proprietary rights or to determine the scope, enforceability or validity of the proprietary rights of others. Our intellectual property has not been tested in litigation. If we initiate litigation to protect our rights, we run the risk of having our patents and other proprietary rights invalidated, canceled or narrowed, which could undermine our competitive position. Further, if the scope of protection provided by our patents or patent applications or other proprietary rights is threatened or reduced as a result of litigation, it could discourage third parties from entering into collaborations with us that are important to the commercialization of our products.
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

•we, the inventors of any in-licensed patent rights, or any future strategic partners might not have been the first to conceive or reduce to practice the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•we, the investors of any in-licensed patent rights, or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
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
As of December 31, 2023, the Original LLC Owners control approximately 41.8% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. The Original LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Original LLC Owners are able to, subject to applicable law, and the voting arrangements, elect a majority of the members of our Board, control actions to be taken by us and our Board, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Original LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing LLC Owner may have different tax positions from us, especially in light of the TRA that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Bioventus should terminate the TRA and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing LLC Owner’s tax or other considerations, which may differ from the considerations of us or our other stockholders.

Risks related to our ownership of our Class A common stock
Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares of Class A common stock at or above the price at which you purchase them.
The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your Class A common stock common stock at or above the price at which you purchase it. From our initial public offering in February 2021 through February 27, 2024, the per share trading price of our Class A common stock has been as high as $19.94 and as low as $0.80. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:
•our operating performance and the operating performance of similar companies;
•the overall performance of the equity markets;
•any major change in our management;
•changes in laws or regulations relating to our products;
•announcements by us or our competitors of acquisitions, business plans, or commercial relationships;
•threatened or actual litigation;
•publication of research reports or news stories about us, our competitors, or our industry, or positive or negative recommendations;
•general political and economic conditions.
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
We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to us will make our Class A common stock less attractive to investors.
We are an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, for example, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations relating to the presentation of financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of some of these reduced reporting obligations and exemptions in our SEC filings and expect to continue to do so in future SEC filings.
In addition, emerging growth companies can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we plan to comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
We will continue to qualify as an emerging growth company until the earliest of:
•The last day of our fiscal year following the fifth anniversary of the date of our IPO;
•The last day of our fiscal year in which have annual gross revenues of at least $1.235 billion or more;
•The date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt;
•The date on which we are deemed to be a “large accelerated filer,” as such terms is defined in the Exchange Act rules.
Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company and rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations including regarding executive compensation.
We cannot predict if investors will find our Class A common stock less attractive because we may rely on the reduced disclosure requirements and exemptions applicable to emerging growth companies and/or smaller reporting companies. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Risk Management and Strategy
Bioventus maintains a cybersecurity risk management program that is designed to enable us to assess, identify, and manage risk associated with cybersecurity threats (the “Cybersecurity Program”). Our Cybersecurity Program is based on standards promulgated by the National Institute of Standards and Technology (“NIST”) and the United States Cybersecurity and Infrastructure Security Agency (“CISA”) and includes the following elements:
•Identification and assessment of cybersecurity threats based on periodic internal and external assessments and monitoring, information from internal stakeholders, and external publications and resources such as those made available by CISA.
•Technical and organizational safeguards designed to protect against identified threats, including documented policies and procedures, technical controls, and employee education and awareness.
•Processes designed to detect the occurrence of cybersecurity events and to respond to and recover from cybersecurity incidents.
•A third-party risk management process designed to manage cybersecurity risks associated with our service providers, suppliers, and vendors.
Our Cybersecurity Program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Audit and Risk Committee of the Board of Directors. We also actively engage with key vendors, industry participants and threat intelligence communities as part of our continuing efforts to evaluate and enhance the effectiveness of the Cybersecurity Program.
Integration of Risk Management Process
Assessing, identifying, and managing cybersecurity-related risks is integrated into our overall risk management framework. The Cybersecurity Program is integrated into our enterprise risk management program and framework. These programs are designed to foster a company-wide culture of appropriate cybersecurity risk management. Our IT Security team works closely with stakeholders across technology, legal, risk, and business operations to implement and monitor the effectiveness of the Cybersecurity Program.
Engagement of Third Parties in Connection with Risk Management
The Company engages a range of external experts to assist in its assessment, identification, and management of risks from cybersecurity threats. These include cybersecurity consultants and external auditors to review the Company’s cybersecurity posture and responsive efforts. Our relationships with these external partners enable us to leverage their expertise with the goal of maintaining best practices.
Oversight of Third-Party Risks
Our third-party service providers, suppliers, and vendors face their own risks from cybersecurity threats that could impact Bioventus in certain circumstances. We have implemented processes for overseeing and managing these risks. Those processes include assessing the third parties’ information security practices before allowing them to access our information systems or data, requiring the third parties to implement appropriate cybersecurity controls and otherwise agree to contractual requirements designed to address cybersecurity risks in our agreements with them, and conducting ongoing monitoring of their compliance with those requirements.

Risks from Cybersecurity Threats
As of the date of this Annual Report, we have not encountered any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, a third-party vendor recently informed us that Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing certain of our claims for reimbursement related to our Exogen device to commercial payers experienced an incident in which a cybersecurity threat actor gained access to some of its information technology systems. As a result of the Change Healthcare incident, certain of our patient billing and collections processes have been disrupted. While we have identified an alternative claim processing intermediary and have resumed claims submissions to some payers, this event may cause delays in a portion of our claims submissions to some commercial payers thereby delaying the related cash remittances to us. As of the date of this Annual Report, UnitedHealth Group is still investigating this incident, including any potential impact on claims and patient data. On March 7, 2024, UnitedHealth Group issued a statement indicating that it expects to begin testing and reestablish connectivity to the effected claims network to restore service beginning March 18, 2024. We do not presently believe that the Change Healthcare incident has materially affected, or is reasonably likely to materially affect the Company, including with respect to our claims collection and cash flows. We continue to evaluate the impact of the Change Health incident on our Company.
Governance
The oversight of Bioventus’ Cybersecurity Program falls under the purview of the Company’s Director of IT Security, Risk and Compliance, who has over 25 years of combined technical and leadership experience, with the past 18 years focused on information security and technology risk management, and holds Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM) certifications.
The Audit and Risk Committee of the Board of Directors is primarily responsible for the oversight of risks from cybersecurity threats, and is regularly briefed on the Company’s Cybersecurity Program by the Vice President of Information Technology and/or Director of IT Security, Risk and Compliance. These briefs include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging cybersecurity threat landscape.
The Director of IT Security, Risk and Compliance implements and oversees our processes for regularly monitoring our information systems and detecting and reporting cybersecurity incidents. That process includes convening an incident response team composed of the Director of IT Security, Risk and Compliance, Vice President of Information Technology, Chief Compliance Officer, and General Counsel. The incident response team is responsible for overseeing the assessment of and response to any cybersecurity incident and for monitoring the Company’s mitigation and remediation efforts. The incident response team is also responsible for informing executive management, the Audit and Risk Committee and, where appropriate, the Board of Directors, regarding the detection, mitigation, and remediation of cybersecurity incidents.
Item 2.        Properties.
Our principal executive offices are located on leased property in Durham, North Carolina. We also occupy leased office and manufacturing space in Cordova, Tennessee, Farmingdale, New York, and Valencia, California. In addition, our international operations occupy leased office spaces in Hoofddorp, Netherlands, Mississauga, Canada and Hod Hasharon, Israel. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed on acceptable terms.
Item 3.        Legal Proceedings.
Bioventus stockholder litigation
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina, Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended consolidated complaint. In response to the defendants’ motion to dismiss, the lead plaintiff filed a second amended complaint on July 31, 2023. The defendants moved to dismiss the second amended complaint on August 21, 2023, which the Court granted in part and denied in part on November 6, 2023. The Court dismissed the plaintiff’s Securities Act claims, but allowed the plaintiff’s Exchange Act claims to proceed into discovery.

On October 4, 2023, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company was a nominal defendant) filed in the United States District Court for the District of Delaware, Grogan, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:23-CV-01099-RGA (D. Del. 2023). The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On January 12, 2024, the Court agreed to stay this case pending resolution of the Ciarciello case.
On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. The parties are in discussions to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case.
The Company believes the claims alleged in each of the above matters lack merit and intends to defend itself vigorously. The outcome of the these matters is not presently determinable, and any loss is neither probable nor reasonably estimable.
Misonix former distributor litigation
On March 23, 2017, Misonix’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against Misonix and certain of its officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that Misonix improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted Misonix’s motion to dismiss each of the tort claims asserted against Misonix, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. Discovery in the matter ended on August 5, 2021. On January 20, 2022, the court granted Misonix’s summary judgment motion on Cicel’s breach of contract and defamation claims. Cicel’s motion for reconsideration of the court’s summary judgment ruling in Misonix’s favor was dismissed by the Court on April 29, 2022. On July 18, 2022, Cicel voluntarily dismissed the remaining claim for trade secret theft and later filed an appeal to the United States Court of Appeals for the Second Circuit. On March 6, 2024, the Second Circuit Court of Appeals issued its ruling affirming the lower Court’s summary judgement in favor of Misonix in all respects.
Bioness stockholder litigation
On February 8, 2022, a minority shareholder of Bioness filed an action in the Delaware State Court of Chancery in connection with the Company’s acquisition of Bioness. Teuza, a Fairchild Technology Venture Ltd. v. Lindon, et. al., No. 2022-0130 -SG. This action names the former Bioness directors, the Alfred E. Mann Trust (Trust), which was the former majority shareholder of Bioness, the trustees of the Trust and Bioventus as defendants. The complaint alleges, among other things, that the individual directors, the Trust, and the trustees breached their fiduciary duty to the plaintiff in connection with their consideration and approval of the Company’s transaction. The complaint also alleges that the Company aided and abetted the other defendants in breaching their fiduciary duties to the plaintiff and that the Company breached the Merger Agreement by failing to pay the plaintiff its pro rata share of the merger consideration. The Company believes that it is indemnified under the indemnification provisions contained in the Bioness Merger Agreement for these claims. On July 20, 2022, the Company filed a motion to dismiss all claims made against it on various grounds, as did all the other named defendants in the suit. A hearing on Bioness’ and other the defendant’s motions was held before the Court of Chancery on January 19, 2023. On April 27, 2023, the Court issued an order which, among other things, dismissed Bioventus from the case.
Please refer to Part II, Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12. Commitments and contingencies of this Annual Report for additional information pertaining to legal proceedings. In addition, we are party to legal proceedings incidental to our business. While our management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our financial condition and results of operations.
Item 4.        Mine Safety Disclosures.
Not Applicable.

PART II
Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.
Market Information and Holders
On February 11, 2021, we closed an initial public offering (“IPO”) and our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “BVS.” Prior to that time, there was no public market for our stock. There is no established public trading market for our Class B common stock.
As of February 27, 2024, we had approximately 167 holders of record of our Class A common stock. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries. The closing price of our common stock on February 27, 2024 was $4.93. As of February 27, 2024, we had 1 holder of record of our Class B common stock.
Dividends
We do not anticipate declaring or paying any cash dividends to holders of our Class A common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to finance the growth of our business. If we decide to pay cash dividends in the future, the declaration and payment of such dividends will be at the sole discretion of our board of directors (“Board”) and may be discontinued at any time. Holders of our Class B common stock are not entitled to participate in any dividends declared by our Board. In determining the amount of any future dividends, our Board will take into account any legal or contractual limitations, our actual and anticipated future earnings, cash flow, debt service and capital requirements and other factors that our Board may deem relevant.
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
Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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
The following performance graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns on the Nasdaq Composite Index and the S&P 500 Health Care Equipment Index for the period commencing on February 11, 2021 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2023 assuming an initial investment of $100. Nasdaq Composite Index and S&P 500 Health Care Equipment Index will not be deemed incorporate by reference into any other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	2/11/21	3/31/21	6/30/21	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22	3/31/23	6/30/23	9/30/23	12/31/23
Bioventus Inc.	$100.00	$79.54	$91.62	$73.71	$75.43	$73.40	$35.50	$36.44	$13.59	$5.57	$15.04	$17.18	$27.43
NASDAQ Composite	$100.00	$94.45	$103.41	$103.01	$111.54	$101.39	$78.63	$75.40	$74.62	$87.14	$98.30	$94.25	$107.03
S&P 500 Health Care Equipment	$100.00	$96.27	$104.57	$109.55	$113.11	$106.11	$85.61	$79.47	$90.75	$93.13	$102.06	$88.00	$97.83
Item 6.        [Reserved.]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1A. Risk Factors and our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K (“Annual Report”). In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part 1, Item 1A. Risk Factors and elsewhere in this Annual Report. A discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 has been reported previously in our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Executive Summary
We are a global medical device company focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing process. We operate our business through two reportable segments, U.S. and International, and our portfolio of products is grouped into three areas:
•Pain Treatments is comprised of non-surgical pain injection therapies as well as peripheral nerve stimulation (“PNS”) products to help the patient get back to their normal activities.

•Surgical Solutions is comprised of bone graft substitutes (“BGS”) that increase bone formation to stimulate bone healing in spinal fusions and other orthopedic surgeries, as well as a portfolio of ultrasonic products used for precise bone cutting and sculpting, soft tissue management (i.e., tumor and liver resections) and tissue debridement, in various surgeries, including minimally invasive applications.
•Restorative Therapies is comprised of a bone stimulation system, as well as devices designed to help patients regain leg or hand function due to stroke, multiple sclerosis or other central nervous system disorders.
The following table sets forth total net sales, net (loss) income and Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in thousands, except for loss per share)	2023	2022
Net sales	$512,345	$512,117
Net loss from continuing operations	$(121,196)	$(144,651)
Adjusted EBITDA(1)	$88,862	$68,610
Loss per Class A common stock, basic and diluted
Continuing operations	$(1.54)	$(1.70)
Discontinued operations	(0.95)	(0.89)
Loss per Class A common stock, basic and diluted	$(2.49)	$(2.59)
(1)See below under Results of Operations-Adjusted EBITDA for a reconciliation of net (loss) income to Adjusted EBITDA.
Significant transactions
Wound Business
On May 22, 2023, we closed the sale of certain assets within our Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business” or the “Disposal Group”), for potential consideration of $84.7 million, including $34.7 million at closing, $5.0 million deferred for 18 months and up to $45.0 million in potential earn-out payments (“Earn-out Payments”), which are based on the achievement of certain revenue thresholds by the purchaser of the Wound Business for sales of the TheraSkin and TheraGenesis products during the 2024, 2025 and 2026 fiscal years.
We incurred $3.9 million in transactional fees resulting from the sale of the Wound Business. The deconsolidation of the Disposal Group resulted in the recognition of a $1.5 million loss on disposal of a business recorded within the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2023. The proceeds were used to prepay $30.0 million of long-term debt principal obligations.
We evaluated the Wound Business for impairment prior to its sale and recorded a $78.6 million impairment within the consolidated statements of operations and comprehensive (loss) income during the year ended December 31, 2023 as a result of this evaluation to reduce the intangible assets of the Disposal Group to reflect their respective fair values, less any costs to sell. The fair value of the Disposal Group’s intangibles were determined based on the consideration received for the Wound Business.
CartiHeal
On July 12, 2022, we acquired 100% of CartiHeal (2009) Ltd. (“CartiHeal”), a privately held company headquartered in Israel and the developer of the proprietary Agili-C implant for the treatment of joint surface lesions in traumatic and osteoarthritic joints. We purchased CartiHeal (the “CartiHeal Acquisition”) for an aggregate purchase price of approximately $315.0 million and an additional $135.0 million, becoming payable after closing upon the achievement of a certain sales milestone (“Sales Milestone Consideration”). We paid $100.0 million of the aggregate purchase price upon closing, consisting of a $50.0 million escrow deposit and $50.0 million from a financing arrangement. We also paid approximately $8.6 million of CartiHeal’s transaction-related fees and expenses and deferred $215.0 million (“Deferred Amount”) of the aggregate purchase price otherwise due at closing until the earlier of the achievement of certain milestones or the occurrence of certain installment payment dates. We recognized a gain of $23.7 million due to the change in fair value of our equity method investment in CartiHeal as a result of the purchase during the third quarter of 2022. The gain was recognized in other income within the consolidated statement of operations and comprehensive (loss) income.

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
In April 2022, we exercised our Call Option to acquire all of the remaining shares of CartiHeal, excluding shares we already owned. Our decision to exercise the Call Option followed the FDA’s March 29, 2022 premarket approval of CartiHeal’s Agili-C implant. On June 17, 2022, the Company entered into an amendment to the Option Agreement with CartiHeal (“CartiHeal Amendment”) and Elron Ventures Limited, in its capacity as the shareholder representative, that provided for deferred payment of the consideration for CartiHeal to be paid in multiple tranches, one of which was $50.0 million due upon the earliest to occur of the publication in a peer-reviewed orthopedic journal of an article that presents the results of the pivotal clinical trial (“First Paper Milestone”) or July 1, 2023.
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
Upon execution of the Settlement Agreement, we transferred 100% of our shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the Former Securityholders. We had no ownership interest and no voting rights during the Interim Period. We have concluded that upon execution of the Settlement Agreement, the Company ceased to control CartiHeal for accounting purposes, and therefore, deconsolidated CartiHeal (the “Deconsolidation”, or “Disposal”) effective February 27, 2023. We treated the Disposal as a discontinued operation. The loss upon disposal totaled $60.6 million and was recorded within loss from discontinued operations, net.
Credit and Guaranty Agreement
On July 11, 2022, we amended our Credit and Guaranty Agreement, dated as of December 6, 2019 (as previously amended on August 29, 2021 and October 29, 2021) in conjunction with the CartiHeal Acquisition to, among other things, provide for an $80.0 million term loan facility (“Term Loan Facility”). On March 31, 2023, we further amended our Credit and Guaranty Agreement to, among other things, modify certain financial covenant provisions, waive the noncompliance at December 31, 2022 and increase the applicable interest rate. We were in compliance as of December 31, 2023 with the financial covenants as stated within the Credit and Guaranty Agreement. On January 18, 2024, we further amended our Credit and Guaranty Agreement to modify certain financial covenants. Refer to Liquidity and Capital Resources—Credit Facilities for further information.
MOTYS Update
During the second quarter of 2022, prior to obtaining the results from our Phase 2 trial, we elected to discontinue the development of MOTYS to focus our resources on other priorities, including the integration of our 2021 and 2022 acquisitions and our expanded R&D and product development portfolio we inherited with these acquisitions. We incurred $1.0 million and $4.3 million in expenditures during the years ended December 31, 2023 and 2022, respectively, related to MOTYS. No further costs are expected on MOTYS.
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
Research and development expense
Research and development expense primarily consists of employee compensation, equity compensation and related expenses, as well as contract research organization service expenses related to clinical trials. We expense internal research and development costs as incurred and research and development costs incurred by third parties as they perform contracted work. Our research and development expenses may vary substantially from period to period based on the timing of research and development activities. We are focused on internal research and development to broaden our portfolio across all products and undertake clinical research to support their commercialization. As a result, we expect our research and development expenses to vary from low to the mid-single digits as a percentage of net sales as we introduce new products, extend existing product lines and expand indications. We see significant opportunity to develop innovative and clinically differentiated products in-house with our experienced research and development team. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations.

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
Restructuring costs primarily consist of employee severance, legal, consulting and temporary labor expenses. Restructuring costs recorded in 2023 and 2022 are the result of: i) aligning our organizational and management cost structure to improve profitability and cash flow; and ii) headcount reductions related to 2021 acquisitions. Restructuring costs recorded in 2021 were the result of headcount reductions related to acquisitions.
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
Income tax expense
The Company’s subsidiary, Bioventus LLC (“BV LLC”), is a partnership for U.S. federal tax purposes. Accordingly, the members include the profits and losses of BV LLC in their income tax returns. Certain wholly-owned subsidiaries of BV LLC are taxable entities for U.S. or foreign tax purposes and file tax returns in their local jurisdictions. Bioventus Inc. is subject to U.S. federal, state and local income taxes at the prevailing corporate tax rates with respect to our taxable income. In addition to tax expenses, we are obligated to make payments under the TRA, which could be significant. The TRA obligates us to pay to the Continuing LLC Owner 85% of the amount of any realized tax benefits (or in some circumstances are deemed to realize) resulting from (i) increases in the tax basis of assets of BV LLC as a result of (a) any future redemptions or exchanges of LLC Interests and (b) certain distributions (or deemed distributions) by BV LLC and (ii) certain other tax benefits arising from our making payments under the TRA. For more information, see Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Income taxes for additional information.
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

Non-GAAP Financial Measures - Adjusted EBITDA
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator that management uses as a measure of operating performance as well as for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net (loss) income from continuing operations before depreciation and amortization, provision of income taxes and interest expense, net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include acquisition and related costs, impairment of goodwill, impairment of assets, restructuring and succession charges, equity compensation expense, financial restructuring costs, loss on disposal of a business and other items. Adjusted EBITDA by segment is comprised of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
Non-GAAP financial measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. These measures might exclude certain normal recurring expenses. Therefore, these measures might not provide a complete understanding of the Company's performance and should be reviewed in conjunction with the U.S. GAAP financial measures. Additionally, other companies might define their non-GAAP financial measures differently than we do. Investors are encouraged to review the reconciliation of the non-GAAP measure provided in this Annual Report, including in all tables referencing Adjusted EBITDA, to its most directly comparable U.S. GAAP measure.
Results of Continuing Operations
The following table sets forth components of our consolidated statements of operations as a percentage of net sales for the periods presented:

	Years Ended December 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales (including depreciation and amortization)	35.9%	35.4%
Gross profit	64.1%	64.6%
Selling, general and administrative expense	59.4%	64.9%
Research and development expense	2.6%	4.7%
Restructuring costs	0.2%	1.3%
Change in fair value of contingent consideration	0.1%	0.2%
Depreciation and amortization	1.7%	1.9%
Impairment of assets	15.4%	—%
Impairment of goodwill	—%	24.3%
Loss on disposals	0.7%	—%
Operating loss	(16.0%)	(32.7%)

The following table presents a reconciliation of net loss from continuing operations to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in thousands)	2023	2022
Net loss from continuing operations	$(121,196)	$(144,651)
Interest expense, net	40,676	12,021
Income tax expense (benefit), net	85	(44,374)
Depreciation and amortization(a)	57,365	55,398
Acquisition and related costs(b)	5,694	21,731
Restructuring and succession charges(c)	2,331	7,453
Equity compensation(d)	2,722	17,585
Financial restructuring costs(e)	7,291	—
Impairment of assets(f)	78,615	10,285
Impairment of goodwill(g)	—	124,697
Loss on disposal of a business(h)	1,539	—
Other items(i)	13,740	8,465
Adjusted EBITDA	$88,862	$68,610
(a)Includes for the years ended December 31, 2023 and 2022, respectively, depreciation and amortization of $48,503 and $45,622 in cost of sales and $8,862 and $9,776 in operating expenses presented in the consolidated statements of operations and comprehensive (loss) income.
(b)Includes acquisition and integration costs related to completed acquisitions, amortization of inventory step-up associated with acquired entities, loss on disposal of fixed assets related to acquired businesses, and changes in fair value of contingent consideration.
(c)Costs incurred were the result of adopting restructuring plans to reduce headcount, contract termination, reorganize management structure and consolidate certain facilities.
(d)Includes compensation expense resulting from awards granted under our equity-based compensation plans. The year ended December 31, 2023 includes the reversal of equity compensation expenses totaling $3.8 million related to the transition of our executive leadership.
(e)Financial restructuring costs include advisory fees and debt amendment related costs.
(f)Represents a non-cash impairment charge for intangible assets attributable to our Wound Business due to its divestiture during the year ended December 31, 2023. Represents asset impairment charges on Trice Medical, Inc. for the year ended December 31, 2022.
(g)Represents a non-cash impairment charge due to the decline in the Company’s market capitalization.
(h)Represents the loss on the disposal of the Wound Business.
(i)Other items primarily includes charges associated with strategic transactions, such as potential acquisitions or divestitures, projects associated with improving business capabilities/efficiencies and costs attributable to MOTYS. During the 2022 fiscal year, prior to obtaining the results from our Phase 2 trial, we elected to discontinue the development of MOTYS to focus our resources on other priorities, including the integration of our acquisitions and our expanded R&D and product development portfolio we inherited with these acquisitions. We incurred $1.0 million and $4.3 million in costs during the years ended December 31, 2023 and 2022, respectively, related to MOTYS. No further costs are expected on MOTYS.

Net sales

	Years Ended December 31,		Change
(in thousands, except for percentage)	2023	2022	$	%
U.S.
Pain Treatments	$197,954	$194,830	$3,124	1.6%
Restorative Therapies	116,851	134,214	(17,363)	(12.9%)
Surgical Solutions	135,055	126,207	8,848	7.0%
Total U.S. net sales	449,860	455,251	(5,391)	(1.2%)

International
Pain Treatments	22,847	21,495	1,352	6.3%
Restorative Therapies	20,222	20,420	(198)	(1.0%)
Surgical Solutions	19,416	14,951	4,465	29.9%
Total International net sales	62,485	56,866	5,619	9.9%

Total net sales	$512,345	$512,117	$228	—%
U.S.
Net sales decreased $5.4 million, or 1.2%, compared to the prior year. Changes by major product groups were: (i) Pain Treatments—$3.1 million increase due to volume partially offset with lower reported ASP during most of 2023, thereby generating lower reimbursement levels; (ii) Restorative Therapies—$17.4 million net sales decrease due primarily to the divestiture of our Wound Business; and (iii) Surgical Solutions—$8.8 million net sales increase due to volume growth.
International
Net sales increased $5.6 million, or 9.9%, due to volume growth in Pain Treatments and Surgical Solutions, partially offset with a volume decline in Restorative Therapies from advanced rehabilitation.
Gross profit and gross margin

	Years Ended December 31,		Change
(in thousands, except for percentage)	2023	2022	$	%
U.S.	$294,366	$296,782	$(2,416)	(0.8%)
International	33,827	34,298	(471)	(1.4%)
Total	$328,193	$331,080	$(2,887)	(0.9%)

	Years Ended December 31,
	2023	2022	Change
U.S.	65.4%	65.2%	0.2%
International	54.1%	60.3%	(6.2%)
Total	64.1%	64.6%	(0.5%)
U.S.
Gross profit decreased $2.4 million, or 0.8%, primarily due to the divestiture of our Wound Business, the decrease in selling price within Pain Treatments and an increase in cost of sales due to inventory write-offs. The change in gross margin included a decrease from product mix and selling price, offset with a decrease in rebates and the absence of amortization of acquisition related assets in 2022 compared with 2023.
International
Gross profit remained consistent with prior period. Gross margin decreased due to product mix.
Selling, general and administrative expense

	Years Ended December 31,		Change
(in thousands, except for percentage)	2023	2022	$	%
Selling, general and administrative expense	$303,879	$332,134	$(28,255)	(8.5%)

Selling, general and administrative expense decreased $28.3 million, or 8.5%, primarily due to a decrease in equity-based compensation of $14.5 million due to employee turnover and the decline in stock price and cost saving initiatives. These initiatives resulted in a decrease of $7.3 million in other administrative and marketing related costs and a decline of $6.3 million in bad debt due to increased collections.
Research and development expense

	Years Ended December 31,		Change
(in thousands, except for percentage)	2023	2022	$	%
Research and development expense	$13,446	$23,854	$(10,408)	(43.6%)

Research and development expense decreased $10.4 million, or 43.6%, primarily due to: (i) a decrease of $8.2 million in consulting costs; (ii) a decline of $1.0 million in supplies expense due to cost reduction efforts; and (iii) a decrease of $0.4 million in equity-based compensation due to employee turnover.
Restructuring costs

	Years Ended December 31,		Change
(in thousands, except for percentage)	2023	2022	$	%
Restructuring costs	$840	$6,779	$(5,939)	(87.6%)
Restructuring costs for the year ended December 31, 2023 primarily included costs incurred as a result of an initiative to align the Company’s organizational and management cost structure to improve profitability and cash flow through headcount reduction and reducing third-party related costs. Costs incurred for the year ended December 31, 2022 included costs to reduce headcount, reorganize management structure and to consolidate certain facilities for acquired businesses.
Change in fair value of contingent consideration

	Years Ended December 31,		Change
(in thousands, except for percentage)	2023	2022	$	%
Change in fair value of contingent consideration	$719	$1,102	$(383)	(34.8%)
The fair value of contingent consideration during year ended December 31, 2023 remained consistent with the prior year comparable period. The activity for both periods relates to contingent consideration associated with the acquisition of Bioness in March 2021.

Depreciation and amortization

	Years Ended December 31,		Change
(in thousands, except for percentage)	2023	2022	$	%
Depreciation and amortization	$8,842	$9,748	$(906)	(9.3%)
Depreciation and amortization decreased during year ended December 31, 2023 compared with the prior year primarily due to: (i) the impairment of intellectual property intangible assets associated with the Wound Business, which was divested during the second quarter of 2023; and (ii) a decline in amortization for certain customer relationships that became fully amortized during the first quarter of 2023. These decreases were partially offset with an increase in depreciation expense for information technology assets, right-of-use assets associated with finance leases and consignment and demo assets.
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
Impairment of goodwill
We concluded that the carrying value of the U.S. reporting unit exceeded its fair value and recorded a non-cash goodwill impairment charge of $189.2 million during the year ended December 31, 2022, of which $124.7 million was recorded in the impairment of assets and $64.5 million in loss on discontinued operations, net of tax, respectively, within the consolidated statements of operations and comprehensive (loss) income.

Loss on disposals
The loss on disposals during the year ended December 31, 2023 resulted from $1.5 million in working capital adjustments associated with the sale of our Wound Business and a $2.0 million loss on fixed assets disposed of during the integration of acquisitions.
Other (income) expense

	Years Ended December 31,		Change
(in thousands, except for percentage)	2023	2022	$	%
Interest expense, net	$40,676	$12,021	$28,655	238.4%
Other (income) expense	$(1,290)	$9,770	$(11,060)	(113.2%)
Interest expense, net increased $28.7 million due to: (i) an increase in interest of $16.0 million due to higher interest rates; (ii) the absence of $6.4 million benefit resulting from the change in fair value of our interest rate swap, which was discontinued during the fourth quarter of 2022; (iii) an increase of $3.9 million due to higher margin rates on our Term Loan; (iv) a $0.9 million increase in amortization of discount and deferred financing costs; and (v) an increase of $0.8 million in lease finance interest expense.
Other (income) expense changed $11.1 million due to the $10.3 million impairment of the Trice Medical, Inc. investment during 2022 and the receipt of $1.5 million from the settlement of a legal claim during 2023, partially offset with changes in foreign currency.
Income tax expense (benefit), net

	Years Ended December 31,		Change
(in thousands, except for percentage)	2023	2022	$	%
Income tax expense (benefit), net	$85	$(44,374)	$44,459	(100.2)%
Effective tax rate	0.1%	23.5%		(23.4%)
The $44.5 million change in income taxes was driven by movement in net losses before income taxes and the implementation of a full valuation allowance during the first quarter of 2023.
Noncontrolling interest

	Years Ended December 31,		Change
(in thousands, except for percentage)	2023	2022	$	%
Continuing LLC Owner	$39,395	$54,240	$(14,845)	(27.4%)
Other noncontrolling interest	—	447	(447)	(100.0%)
Total	$39,395	$54,687	$(15,292)
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC in which we own 80.0%. We have a majority economic interest, the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a non-controlling interest representing the 20.0% that is owned by the Continuing LLC Owner.
Segment Adjusted EBITDA
Adjusted EBITDA for each of our reportable segments is as follows:

	Years Ended December 31,		Change
(in thousands, except for percentage)	2023	2022	$	%
U.S.	$78,668	$56,513	$22,155	39.2%
International	$10,194	$12,097	$(1,903)	(15.7)%
U.S.
Adjusted EBITDA increased $22.2 million, or 39.2%, primarily due to cost saving initiatives, a reduction in bad debt and declines in administrative and travel expenses as previously discussed, partially offset with lower gross profit.
International
Adjusted EBITDA decreased $1.9 million primarily due to increased compensation costs and a slight decline in gross profit.

Liquidity and Capital Resources
Sources of liquidity
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, clinical trials, and capital expenditures. We expect these needs to continue as we develop and commercialize new products and further our expansion into international markets.
We have implemented previously announced restructuring initiatives to enhance our current financial position and sources of liquidity. These restructuring efforts delivered $9.0 million to $10.0 million in cost savings on an annualized basis. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 10. Restructuring costs for further details regarding these cost cutting efforts.
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
Initial public offering
On February 16, 2021, in connection with our IPO, we issued and sold 9,200,000 shares of our Class A common stock at a price to the public of $13.00 per share, resulting in gross proceeds to us of approximately $119.6 million, before deducting the underwriting discount, commissions and estimated offering expenses payable by us. Bioventus Inc. is a holding company and has no material assets other than the ownership of LLC Interests in BV LLC and has no independent means of generating revenue. Deterioration in the financial condition, earnings, or cash flow of BV LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements, including the Amended 2019 Credit Agreement, contain covenants that may restrict BV LLC and its subsidiaries from paying such distributions, subject to certain exceptions. Further, BV LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of BV LLC (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of BV LLC are generally subject to similar legal limitations on their ability to make distributions to BV LLC. Bioventus Inc., as the managing member, causes BV LLC to make cash distributions to the owners of LLC Interests in an amount sufficient to (i) fund tax obligations in respect of allocations of taxable income from BV LLC; and (ii) cover Bioventus Inc. operating expenses, including payments under the TRA.
Future cash requirements
The following table summarizes certain estimated future cash requirements under our various contractual obligations committed to as of December 31, 2023 in total and disaggregated into current and long-term obligations.

(in thousands)	Current	Long-Term	Total
Long-term debt(a)	$27,848	$354,600	$382,448
Interest payments on long-term debt obligations(a)	37,615	58,585	96,200
Lease liabilities(b)	4,816	20,959	25,775
Purchase commitments(c)	35,146	12,973	48,119
	$105,425	$447,117	$552,542
(a)Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5. Financial instruments in this Annual Report for further information regarding long-term debt obligations.
(b)Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 12. Commitments and contingencies in this Annual Report for further information regarding operating and finance lease liabilities.

(c)Amounts that are contractually committed to as of December 31, 2023 related to multi-year exclusive supply agreements. Generally, our purchase obligations under these supply agreements are based on forecasted requirements, subject in some cases to an annual contractual minimum.
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
Indebtedness
Our 2019 Credit Agreement (as amended on August 29, 2021 and October 29, 2021), and in effect from October 29, 2021 to July 11, 2022, consisted of a $360.8 million term loan (“Term Loan”) and a $50.0 million revolving credit facility (the “Revolver”). On July 11, 2022, we amended the 2019 Credit Agreement in conjunction with the CartiHeal Acquisition to provide for an incremental $80.0 million term loan facility (together with the Term Loan, the “Term Loan Facilities”) to be used in part to fund the CartiHeal Acquisition.
The Company was not in compliance with certain of its covenants under the 2019 Credit Agreement in effect as of December 31, 2022. As a result, on March 31, 2023, we entered into another amendment to the 2019 Credit Agreement to, among other things, modify certain financial covenants, waive the noncompliance at December 31, 2022 and modify interest rates applicable to borrowings under the agreement. We were in compliance with the financial covenants as of December 31, 2023 as stated within the 2019 Credit Agreement then in effect.
On January 18, 2024 (the “Closing Date”), we further amended the 2019 Credit Agreement (collectively, with the August 2021, October 2021, July 2022 and March 2023 amendments, the “Amended 2019 Credit Agreement”), to modify certain financial covenants under the 2019 Credit Agreement.
With respect to Term Loan Facilities and the Revolver outstanding as of the Closing Date, we may elect either SOFR or Base Rate interest rate options for the entire amount or certain portions of the loans and have interest rates equal to a formula driven base interest rate plus a margin, tied to a leverage ratio. The leverage ratio is the ratio of debt to Consolidated Adjusted EBITDA as defined in the Amended 2019 Credit Agreement for four consecutive quarters as of the end of each period. Pursuant to the Amended 2019 Credit Agreement, the margin at each applicable leverage ratio will be increased by 1.00% per annum. SOFR loans and base rate loans had a margin of 3.25% and 2.25%, respectively, subsequent to July 11, 2022 and prior to March 31, 2023. As of the March 2023 amendment, SOFR loans and base rate loans had a margin of 4.25% and 3.25%, respectively. All obligations under the Amended 2019 Credit Agreement are guaranteed by the Company and certain wholly owned subsidiaries where substantially all the assets of the Company collateralize the obligations.
The Term Loan Facilities will mature on October 29, 2026. The Revolver will mature on October 29, 2025. The capacity on the Revolver was reduced to $43.2 million at December 31, 2023 and will be further reduced by $5.0 million at June 30, 2024 in accordance with the Amended 2019 Credit Agreement.

The Amended 2019 Credit Agreement contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of Bioventus LLC’s equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of assets of Bioventus LLC and its subsidiaries, as well as limitations on making changes to the business and organizational documents of Bioventus LLC and its subsidiaries. Financial covenant requirements include: (i) a maximum debt leverage ratio of not greater than 5.65 to 1.00 for the testing period ending March 31, 2024, 5.00 to 1.00 for the testing period ending June 30, 2024, 4.75 to 1.00 for the testing period ending September 30, 2024, 4.50 to 1.00 for the testing period ending December 31, 2024, 4.25 to 1.00 for testing period ending March 31, 2025, 4.00 to 1.00 for testing period ending June 30, 2025 and each testing period thereafter, and, beginning with the testing period ending March 31, 2025, to be subject to a temporary increase to 4.50 to 1.00 upon certain events, and (ii) an interest coverage ratio not less than 1.75 to 1.00 for the testing period ending March 31, 2024, 1.75 to 1.00 for the testing period ending June 30, 2024, 1.75 to 1.00 for the testing period ending September 30, 2024, 2.00 to 1.00 for the testing period ending December 31, 2024, 2.00 to 1.00 for the testing period ending March 31, 2025, 2.25 to 1.00 for the testing period ending June 30, 2025, 2.50 to 1.00 for the testing period ending September 20, 2025 and 3.00 to 1.00 for the testing period ending December 31, 2025 and each testing period thereafter. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to October 29, 2025, the Company will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10.0 million as of the end of each calendar month during such period.
Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5. Financial instruments in this Annual Report for further details on the Company’s indebtedness.
Information regarding cash flows
Cash, cash equivalents and restricted cash as of December 31, 2023 totaled $37.0 million, compared to $30.2 million as of December 31, 2022. The change in cash was primarily due to the following:

	Years Ended December 31,		Change
(in thousands, except for percentage)	2023	2022	$	%
Cash flows from continuing operations:
Net cash from operating activities	$17,513	$(11,407)	$28,920	(253.5%)
Net cash from investing activities	27,313	(11,595)	38,908	(335.6%)
Net cash from financing activities	(26,653)	62,076	(88,729)	(142.9%)
Net cash from discontinued operations	(13,675)	(106,971)	93,296	(87.2%)
Effect of exchange rate changes on cash	629	521	108	20.7%
Net change in cash, cash equivalents and restricted cash	$5,127	$(67,376)	$72,503	(107.6%)
Operating Activities
Net cash in operating activities from continuing operations increased $28.9 million, primarily due to lower employee compensation and cost reduction efforts. These inflows were partially offset with an increase in interest payments, taxes and inventory payments.
Investing Activities
Net cash flows in investing activities from continuing operations increased $38.9 million, primarily due to the $34.7 million receipt of cash resulting from the sale of the Wound Business, $2.7 million less in capital expenditures and $1.5 million less in other investments and acquisitions in 2023.
Financing Activities
Cash flows from financing activities decreased $88.7 million, primarily due to: (i) borrowings of $79.7 million in long-term debt to fund the acquisition of CartiHeal in 2022; (ii) an increase of $18.2 million in debt principal payments; and (iii) $5.0 million less in proceeds from the issuance of stock as there were significantly more option exercises in 2022. These financing outflows were partially offset with $15.0 million in net additional borrowings under our revolving credit facility in 2023.
Discontinued Operations
Net cash flows from discontinued operations in 2023 were primarily the result of $10.2 million in fees used to settle the CartiHeal disposition and $1.4 million in cash held by the CartiHeal entity at the time of disposal. Net cash flows from discontinued operations in 2022 primarily related to the $104.8 million purchase of CartiHeal.

Recently Issued Accounting Pronouncements
Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2. Significant accounting policies for information regarding accounting pronouncements that may impact our financial statements in future periods.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of sales and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. On an ongoing basis, we evaluate our judgments, including those related to inventories and the recoverability of long-lived assets. We use historical experience and other assumptions as the basis for our judgments in making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in our consolidated financial statements as they occur. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2. Significant accounting policies for a further description of our significant accounting policies, however, we believe that the following accounting estimates are considered critical to our business in order to obtain a full understanding and to evaluate our reported financial results. The critical accounting estimates addressed below reflect our most significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition estimates
Variable consideration estimates
We recognize revenue generally at a point in time upon transfer of control of the promised product to customers in an amount that reflects the consideration we expect to receive in exchange for those products. We exclude taxes collected from customers and remitted to governmental authorities from revenues.
Revenues are recorded at the transaction price, which is determined as the contracted price net of estimates of variable consideration resulting from discounts, rebates, returns, chargebacks, contractual allowances, estimated third-party payer settlements, and certain distribution and administration fees offered in customer contracts and other indirect customer contracts relating to the sale of products. We establish reserves for the estimated variable consideration based on the amounts earned or eligible for claim on the related sales. Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted for relevant factors such as our historical experiences, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We regularly review all reserves and update them at the end of each reporting period as needed. There were no significant adjustments arising from the change in estimates of variable consideration for the years ended December 31, 2023 and 2022.
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
Our impairment process includes applying a quantitative impairment analysis to the fair value of the reporting unit and comparing it to its carrying value. We used independent third-party valuation specialists in 2023 and 2022 using year-to-date October data in each year to assist management in performing our annual impairment evaluation. We determine the fair value of U.S. and International reporting units based primarily on an income approach, which incorporates the use of a discounted free cash flow analysis. The discounted free cash flow analysis is based on significant judgments, including the current operating budgets, estimated long-term growth projections and future forecasts for each reporting unit. We discount future cash flows based on a market comparable weighted average cost of capital rate for each reporting unit. The discount rates used in the discounted free cash flow analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. Market risk, industry risk and a small company premium has an impact on the discount rate. The value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents the price we estimate we would receive in a sale of the reporting unit in an orderly transaction between market participants at the measurement date. Significant judgments inherent in this analysis include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rate and long-term growth rate assumptions. Changes in estimates and assumptions could materially affect the determination of fair value for each reporting unit and could result in an impairment charge, which could be material to our financial position and results of operations.

On November 8, 2022, due to a significant decline in the value of our Class A common stock, circumstances became evident that a possible impairment existed as of the third quarter balance sheet date. We concluded that the carrying value of the U.S. reporting unit exceeded its fair value. We recorded a non-cash goodwill impairment charge within the U.S. reporting unit for the year ended December 31, 2022. The impairment was recorded within impairment of goodwill on the consolidated statements of operations and comprehensive (loss) income. There were no goodwill impairment charges for the years ended December 31, 2023 and 2021. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3. Balance sheet information.
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

Emerging Growth Company and Smaller Reporting Company Status
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
•The last day of our fiscal year in which have annual gross revenues of $1.235 billion or more;
•The date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt;
•The date on which we are deemed to be a “large accelerated filer”, which will occur at such time as we (1) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our second fiscal quarter, (2) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, (3) have filed at least one annual report pursuant to the Exchange Act, and (4) are not eligible to use the requirements for smaller reporting companies as defined in Rule 12b-2 under the Exchange Act (annual revenue less than $100 million and either no public float or a public float of less than $700 million).
Additionally, we are considered a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, which was determined as of the last day of our second fiscal quarter of 2023 (a “determination date”). We will continue to be categorized as a smaller reporting company—accelerated filer until our public float reaches $250 million at a future determination date.
If we are a smaller reporting company at the time we cease to be an emerging growth company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations including regarding executive compensation.
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

Interest rate risk
Our cash and cash equivalents balance as of December 31, 2023 consisted of demand deposits and institutional money market funds held in U.S. and foreign banks. Cash equivalents consist of highly liquid investment securities with original maturities on the date of purchase of three months or less and can be exchanged for a known amount of cash. We are exposed to the market risk related to fluctuations in interest rates and market prices for our cash equivalents. We are also exposed to interest rate risk in connection with borrowings under our Amended 2019 Credit Agreement, which bear interest at a floating rate based on one-month SOFR plus an applicable borrowing margin. As of December 31, 2023, a 1.0% increase in interest rate would result in $9.7 million increase in total interest payable over the remaining life of the Amended 2019 Credit Agreement in the event we were to draw down the entire capacity of our revolving credit facility. For variable rate debt, interest rate changes generally do not affect the fair value of the Amended 2019 Credit Agreement, but impact future earnings and cash flows, assuming other factors are constant. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks, subject to any applicable limitations in our financing arrangements.
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

Item 8.        Financial Statements and Supplementary Data.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Bioventus Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ and members’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
March 12, 2024

Bioventus Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
Years Ended December 31, 2023, 2022 and 2021
(Amounts in thousands, except share amounts)

	2023	2022	2021
Net sales	$512,345	$512,117	$430,898
Cost of sales (including depreciation and amortization of $48,503, $45,622 and $26,471 respectively)	184,152	181,037	128,192
Gross profit	328,193	331,080	302,706
Selling, general and administrative expense	303,879	332,134	254,253
Research and development expense	13,446	23,854	19,039
Restructuring costs	840	6,779	2,487
Change in fair value of contingent consideration	719	1,102	829
Depreciation and amortization	8,842	9,748	8,363
Impairment of assets	78,615	—	—
Impairment of goodwill	—	124,697	—
Loss on disposals	3,577	—	—
Impairment of variable interest entity assets	—	—	5,674
Operating (loss) income	(81,725)	(167,234)	12,061
Interest expense, net	40,676	12,021	1,112
Other (income) expense	(1,290)	9,770	1,461
Other expense	39,386	21,791	2,573
(Loss) income before income taxes	(121,111)	(189,025)	9,488
Income tax expense (benefit), net	85	(44,374)	(1,966)
Net (loss) income from continuing operations	(121,196)	(144,651)	11,454
Loss from discontinued operations, net of tax	(74,429)	(68,740)	(1,868)
Net (loss) income	(195,625)	(213,391)	9,586
Loss attributable to noncontrolling interest - continuing operations	24,458	40,732	9,789
Loss attributable to noncontrolling interest - discontinued operations	14,937	13,955	—
Net (loss) income attributable to Bioventus Inc.	$(156,230)	$(158,704)	$19,375

Net (loss) income	$(195,625)	$(213,391)	$9,586
Other comprehensive (loss) income, net of tax
Change in prior service cost and unrecognized (loss) gain for defined benefit plan adjustment	(8)	133	60
Change in foreign currency translation adjustments	1,140	(501)	(1,318)
Comprehensive (loss) income	(194,493)	(213,759)	8,328
Comprehensive loss attributable to noncontrolling interest - continuing operations	24,230	40,811	9,789
Comprehensive loss attributable to noncontrolling interest - discontinued operations	14,937	13,955	—
Comprehensive (loss) income attributable to Bioventus Inc.	$(155,326)	$(158,993)	$18,117

Loss per share of Class A common stock from(1):
Continuing operations, basic and diluted	$(1.54)	$(1.70)	$(0.11)
Discontinued operations, basic and diluted	(0.95)	(0.89)	(0.04)
Loss per share of Class A common stock, basic and diluted	$(2.49)	$(2.59)	$(0.15)

Weighted-average shares of Class A common stock outstanding, basic and diluted(1):	62,647,554	61,389,107	45,472,483
(1) Per share information for the year ended December 31, 2021 represents loss per share of Class A common stock and weighted-average shares of Class A common stock outstanding from February 16, 2021 through December 31, 2021, the period following Bioventus Inc.'s initial public offering and related transactions described in Note 8. Stockholders’ equity and Note 9. Earnings per share within the Notes to the Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Balance Sheets as of December 31, 2023 and 2022
(Amounts in thousands, except share amounts)

	2023	2022
Assets
Current assets:
Cash and cash equivalents	$36,964	$30,186
Accounts receivable, net	122,789	136,295
Inventory	91,333	84,766
Prepaid and other current assets	16,913	18,551
Current assets attributable to discontinued operations	—	2,777
Total current assets	267,999	272,575

Property and equipment, net	36,605	27,456
Goodwill	7,462	7,462
Intangible assets, net	482,350	639,851
Operating lease assets	13,353	16,690
Investment and other assets	3,141	2,621
Long-term assets attributable to discontinued operations	—	405,994
Total assets	$810,910	$1,372,649

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,038	$36,697
Accrued liabilities	119,795	111,570
Current portion of long-term debt	27,848	33,056
Other current liabilities	4,816	3,607
Current liabilities attributable to discontinued operations	—	119,087
Total current liabilities	175,497	304,017

Long-term debt, less current portion	366,998	385,010
Deferred income taxes	1,213	2,248
Contingent consideration	18,150	17,431
Other long-term liabilities	27,934	22,810
Long-term liabilities attributable to discontinued operations	—	228,911
Total liabilities	589,792	960,427

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of December 31, 2023 and December 31, 2022, 63,267,436 and 62,063,014 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	63	62
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of December 31, 2023 and December 31, 2022	16	16
Additional paid-in capital	494,254	490,576
Accumulated deficit	(321,536)	(165,306)
Accumulated other comprehensive income (loss)	794	(110)
Total stockholders’ equity attributable to Bioventus Inc.	173,591	325,238
Noncontrolling interest	47,527	86,984
Total stockholders’ equity	221,118	412,222
Total liabilities and stockholders’ equity	$810,910	$1,372,649
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Statements of Changes in Stockholders’ and Members’ Equity
Years Ended December 31, 2023, 2022 and 2021
(Amounts in thousands, except share amounts)

	Members’ Equity	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' and Members’ Equity
		Shares	Amount	Shares	Amount
December 31, 2020	$144,160	—	$—	—	$—	$—	$—	$—	$—	$144,160
Prior to Organizational Transactions:
Refund from members	123	—	—	—	—	—	—	—	—	123
Equity-based compensation	(39)	—	—	—	—	—	—	—	—	(39)
Net income	25,977	—	—	—	—	—	—	—	—	25,977
Other comprehensive loss	(1,507)	—	—	—	—	—	—	—	—	(1,507)
Effect of Organizational Transactions	(168,714)	31,838,589	32	15,786,737	16	41,813	—	—	79,119	(47,734)
Subsequent to Organizational Transactions:
Initial public offering, net of offering costs	—	9,200,000	9	—	—	106,441	—	—	—	106,450
Issuance of Class A common stock for equity plans	—	169,125	—	—	—	1,617	—	—	—	1,617
Issuance of Class A common stock for acquisitions, net of registration fees	—	18,340,790	18	—	—	272,706	—	—	—	272,724
Distribution to Continuing LLC Owner	—	—	—	—	—	—	—	—	(3,306)	(3,306)
Net loss	—	—	—	—	—	—	—	(6,602)	(9,789)	(16,391)
Deconsolidation of variable interest entity	—	—	—	—	—	—	—	—	3,746	3,746
Equity based compensation	—	—	—	—	—	15,059	—	—	4,825	19,884
Replacement equity awards in connection with acquisitions	—	—	—	—	—	27,636	—	—	—	27,636
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	200	200
Change in noncontrolling interest allocations	—	—	—	—	—	8,046	—	—	65,821	73,867
Other comprehensive income	—	—	—	—	—	—	179	—	70	249
December 31, 2021	$—	59,548,504	$59	15,786,737	$16	$473,318	$179	$(6,602)	$140,686	$607,656
Issuance of Class A common stock for equity plans		2,514,510	3	—	—	5,819	—	—	—	5,822
Deferred taxes on equity rebalancing		—	—	—	—	(1,977)	—	—	—	(1,977)
Net loss		—	—	—	—	—	—	(158,704)	(54,687)	(213,391)
Tax withholdings on equity compensation awards		—	—	—	—	(3,352)	—	—	—	(3,352)
Deconsolidation of noncontrolling interest		—	—	—	—	—	—	—	247	247
Equity based compensation		—	—	—	—	14,180	—	—	3,405	17,585
Change in noncontrolling interest allocations		—	—	—	—	2,588	—	—	(2,588)	—
Other comprehensive loss		—	—	—	—	—	(289)	—	(79)	(368)
December 31, 2022		62,063,014	$62	15,786,737	$16	$490,576	$(110)	$(165,306)	$86,984	$412,222
Issuance of Class A common stock for equity plans		1,204,422	1	—	—	777	—	—	—	778
Net loss		—	—	—	—	—	—	(156,230)	(39,395)	(195,625)
Equity based compensation		—	—	—	—	2,388	—	—	334	2,722
Change in noncontrolling interest allocations		—	—	—	—	513	—	—	(513)	—
Distributions to members		—	—	—	—	—	—	—	(111)	(111)
Other comprehensive income		—	—	—	—	—	904	—	228	1,132
December 31, 2023		63,267,436	$63	15,786,737	$16	$494,254	$794	$(321,536)	$47,527	$221,118
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021
(Amounts in thousands)

	2023	2022	2021
Operating activities:
Net (loss) income	$(195,625)	$(213,391)	$9,586
Less: Loss from discontinued operations, net of tax	(74,429)	(68,740)	(1,868)
(Loss) income from continuing operations	(121,196)	(144,651)	11,454
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	57,365	55,398	34,875
(Benefit) provision for expected credit losses	(1,103)	5,190	485
Equity-based compensation from 2021 Stock Incentive Plan	2,722	17,585	19,844
Profits interest plan, liability-classified and other equity awards compensation	—	—	(24,356)
Change in fair value of contingent consideration	719	1,102	829
Change in fair value of interest rate swap	—	(6,396)	(2,730)
Deferred income taxes	(2,377)	(46,658)	(9,756)
Change in fair value of Equity Participation Rights	—	—	(2,774)
Impairments of assets	78,615	134,982	7,043
Loss on debt retirement and modification	—	—	2,162
Loss on disposals	3,577	—	—
Unrealized loss (gain) on foreign currency fluctuations	665	1,383	472
Other, net	1,707	388	588
Changes in operating assets and liabilities:
Accounts receivable	10,055	(17,672)	(20,052)
Inventory	(5,991)	(18,618)	3,183
Accounts payable and accrued expenses	(5,275)	(3,099)	18,211
Other current and noncurrent assets and liabilities	(1,970)	9,659	(16,487)
Net cash from operating activities - continuing operations	17,513	(11,407)	22,991
Net cash from operating activities - discontinued operations	(2,169)	(2,130)	—
Net cash from operating activities	15,344	(13,537)	22,991
Investing activities:
Acquisitions, net of cash acquired	—	—	(262,870)
Proceeds from sale of a business	34,675	—	—
Purchase of property and equipment	(7,362)	(10,042)	(13,520)
Investments and acquisition of distribution rights	—	(1,478)	(7,370)
Other	—	(75)	—
Net cash from investing activities - continuing operations	27,313	(11,595)	(283,760)
Net cash from investing activities - discontinued operations	(11,506)	(104,841)	—
Net cash from investing activities	15,807	(116,436)	(283,760)
Financing activities:
Proceeds from issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	—	—	107,777
Proceeds from issuance of Class A and B common stock	778	5,822	1,633
Registration fees for Class A common stock to purchase Misonix	—	—	(1,838)
Tax withholdings on equity-based compensation	—	(3,352)	—
Borrowing on revolver	64,000	25,000	20,000
Payment on revolver	(49,000)	(25,000)	(20,000)
Proceeds from the issuance of long-term debt, net of issuance costs	—	79,659	257,453
Debt financing costs	(3,661)	—	—
Payments on long-term debt	(38,264)	(20,038)	(91,250)
Other, net	(506)	(15)	(404)
Net cash from financing activities	(26,653)	62,076	273,371
Effect of exchange rate changes on cash	629	521	(228)
Net change in cash, cash equivalents and restricted cash	5,127	(67,376)	12,374
Cash, cash equivalents and restricted cash at the beginning of the period	31,837	99,213	86,839
Cash, cash equivalents and restricted cash at the end of the period	$36,964	$31,837	$99,213
Supplemental disclosure of noncash investing and financing activities
Accrued liabilities for distribution rights and member distributions	$709	$—	$3,181
Accounts payable for purchase of property, plant and equipment	$1,311	$419	$695
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
The Company is focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing processes. The Company is headquartered in Durham, North Carolina and has approximately 970 employees at December 31, 2023.
Interim periods
The Company reports quarterly interim periods on a 13-week basis within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Each quarter ends on the Saturday closest to calendar quarter-end, with the exception of the fourth quarter, which ends on December 31. The 13-week quarterly periods for fiscal year 2023 ended on April 1, July 1 and September 30. Comparable periods for 2022 ended on April 2, July 2 and October 1. The fourth and first quarters may vary in length depending on the calendar year.
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
The statements affected by these errors include the consolidated balance sheets and consolidated statements of stockholders’ and members’ equity issued in the Company’s Annual Report on Form 10-K for the years ended December 31, 2022 and December 31, 2021. There was no impact to any other financial statements for the periods presented. The Company concluded that these misstatements were not material, individually or in the aggregate, as evaluated under the Securities and Exchange Commission Staff Bulletin No. 99, Materiality; No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements; and Financial Accounting Standards Board ASC 250-10, Accounting Changes and Error Corrections. However, because of the significance of these items, and to facilitate comparison among periods, the Company decided to revise its previously issued consolidated financial statements on a prospective basis. The Company corrected its prior period presentation for this error in its 2023 quarterly financial statements included in its Forms 10-Q and 2023 Annual Report on Form 10-K for the period ended December 31, 2023. The adjustments did not have an impact on revenues, total assets or cash flows.

The following are selected line items from our aforementioned impacted financial statements illustrating the effect of the error corrections thereon:

Consolidated Balance Sheets — December 31, 2022	As Previously Reported	Adjustments	As Adjusted
Deferred income taxes(b)(d)(e)	$74,138	$(71,890)	$2,248
Total liabilities	1,032,317	(71,890)	960,427
Additional paid-in capital(a)(b)(c)(d)	481,919	8,657	490,576
Noncontrolling interest(a)(c)	23,751	63,233	86,984
Total stockholders’ equity	340,332	71,890	412,222

Consolidated Balance Sheets — December 31, 2021	As Previously Reported	Adjustments	As Adjusted
Deferred income taxes(b)	$133,518	$(73,867)	$59,651
Total liabilities	692,073	(73,867)	618,206
Additional paid-in capital(a)(b)	465,272	8,046	473,318
Noncontrolling interest(a)	74,865	65,821	140,686
Total stockholders’ equity	533,789	73,867	607,656
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
(e)The previously reported amount reflects a reclassification of $79,863 of deferred tax liabilities associated with the deconsolidation of CartiHeal (2009) Ltd. into long-term liabilities attributable to discontinued operations as illustrated in the December 31, 2022 consolidated balance sheets. Refer to Note 4. Acquisitions and divestitures and Note 15. Discontinued operations for further details.
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
Segment reporting
The Company identifies a business as an operating segment if: (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (CODM), to make decisions about resources to be allocated to the segment and assess its performance; and (iii) it has available discrete financial information. The Company’s CODM is its President and Chief Executive Officer. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment.

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
Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the period. On an ongoing basis, management evaluates these estimates, including those related to contractual allowances and sales incentives, allowance for credit losses, inventory reserves, goodwill and intangible assets impairment, valuation of assets and liabilities assumed in acquisitions, useful lives of long lived assets, fair value measurements, litigation and contingent liabilities, income taxes, and equity-based compensation. Management bases its estimates on historical experience, future expectations and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.
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
2. Significant accounting policies
Recently issued accounting pronouncements
In addition to being a smaller reporting company and an emerging growth company, the Company also is an accelerated filer under SEC rules and regulations. Therefore, required effective dates for adopting new or revised accounting standards are generally earlier than when smaller reporting companies and emerging growth companies who are not accelerated filers are required to adopt.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting, which improves reportable segment disclosure requirements. ASU 2023-07 primarily enhances disclosures about significant segment expenses by requiring that a public entity disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. This ASU also (i) requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment, and a description of its composition; (ii) requires that all annual disclosures are provided in the interim periods; (iii) clarifies that if the CODM uses more than one measure of profitability in assessing segment performance and deciding how to allocate resources, that one or more of those measures may be reported; (iv) requires disclosure of the title and position of the CODM and a description of how the reported measures are used by the CODM in assessing segment performance and in deciding how to allocate resources; (v) requires that an entity with a single segment provide all new required disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application. Early adoption is permitted. The amendments under ASU 2023-07 relate to financial disclosures and its adoption will not have an impact on the Company’s results of operations, financial position or cash flows. The Company will adopt ASU 2023-07 for the annual reporting period ending December 31, 2024 and for interim reporting periods thereafter.

Variable Interest Entity
The Company reviews each investment and collaboration agreement to determine if it has a variable interest in the entity. In assessing whether the Company has a variable interest in the entity as a whole, the Company considers and makes judgments regarding the purpose and design of the entity, the value of the licensed assets to the entity, the value of the entity’s total assets and the significant activities of the entity. If the Company has a variable interest in the entity as a whole, the Company assesses whether or not the Company is a primary beneficiary of that variable interest entity (“VIE”), based on a number of factors, including: (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to the collaboration agreement, and (iii) which party has the obligation to absorb losses of or the right to receive benefits from the VIE that could be significant to the VIE. If the Company determines that it is the primary beneficiary of a VIE at the onset of the collaboration, the collaboration is treated as a business combination and the Company consolidates the financial statement of the VIE into the Company’s consolidated financial statements. On a quarterly basis, the Company evaluates whether it continues to be the primary beneficiary of the consolidated VIE. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, it deconsolidates the VIE in the period the determination is made.
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
Foreign currency transaction gains and losses are included in other expense on the consolidated statements of operations and other comprehensive (loss) income. There was a gain of $351 for the year ended December 31, 2023 and losses of $250 and $132 for the years ended December 31, 2022 and 2021, respectively.
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
Revenue recognition
Sale of Products
The Company derives revenue primarily from product sales in its (i) Pain Treatments portfolio, which includes osteoarthritic (OA) pain treatments, which are hyaluronic acid (“HA”), viscosupplementation therapies and peripheral nerve stimulation products, (ii) Surgical Solutions portfolio, which includes bone graft substitutes, tissue resection, ultrasonic bone cutting and sculpting systems and other surgical products, and (iii) Restorative Therapies portfolio, which includes minimally invasive fracture treatments and rehabilitation products. The Company sells product directly to healthcare institutions, patients, distributors and dealers. The Company also enters arrangements with pharmacy and health benefit managers that provide for privately negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products.
The Company recognizes revenue generally at a point in time upon transfer of control of the promised product to customers in an amount that reflects the consideration it expects to receive in exchange for those products. The Company excludes taxes collected from customers and remitted to governmental authorities from revenues.
Revenues are recorded at the transaction price, which is determined as the contracted price net of estimates of variable consideration resulting from discounts, rebates, returns, chargebacks, contractual allowances, estimated third-party payer settlements, and certain distribution and administration fees offered in customer contracts and other indirect customer contracts relating to the sale of products. The Company establishes reserves for the estimated variable consideration based on the amounts earned or eligible for claim on the related sales. Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company regularly reviews all reserves and updates them at the end of each reporting period as needed. There were no significant adjustments arising from the change in estimates of variable consideration for the years ended December 31, 2023, 2022 and 2021.

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
The Company consistently recognizes revenue from sales of its ultrasonic products in accordance with shipping terms. Control is transferred to the customer when the product is shipped or received, and revenue is recognized accordingly.
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
Contract assets
Contract assets consist of unbilled amounts resulting from estimated future royalties from an international distributor that exceeds the amount billed. Contract assets totaling $257 and $267 as of December 31, 2023 and 2022, respectively, are included in prepaid and other current assets on the consolidated balance sheets.
Contract liabilities
Contract liabilities consist of customer advance payments or deposits and deferred revenue. Occasionally for certain international customers, the Company requires payments in advance of shipping product and recognizing revenue resulting in contract liabilities. Contract liabilities were $2,347 and $2,895 as of December 31, 2023 and 2022, respectively, and are included in accrued liabilities on the consolidated balance sheets.
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
The Company recorded an impairment loss of $78,615 for the year ended December 31, 2023 in the U.S. reporting segment of net intellectual property attributable to the TheraSkin and TheraGenesis products, which were sold in May 2023. The loss was recorded in impairment of assets within the consolidated statements of operations and comprehensive (loss) income. During the year ended December 31, 2021, the Company recognized an impairment of $5,674 on long lived assets related to a VIE of which $5,176 is attributable to the non-controlling interests, refer to Note 4. Acquisitions and divestitures for further information regarding both of these impairments.
Except for the previously described impairments of intangibles and the Company’s VIE, there were no other events, facts or circumstances for the years ended December 31, 2023, 2022 and 2021 that resulted in any impairment charges to the Company’s property, equipment, intangible or other long-lived assets.
Property and equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense are recognized using the straight-line method over the estimated useful life of each asset, or the shorter of the lease term or useful life if related to leasehold improvements. Refer to Note 12. Commitments and contingencies for further details regarding leased assets. Depreciation of generators used with certain surgical solutions are consigned to customers and depreciation is charged to selling expenses. The useful lives in years are as follows:

Computer software and hardware	3 - 5
Demonstration and consignment inventory	5
Furniture and fixtures	7
Leasehold improvements	7
Machinery and equipment	7
Intangible assets
Finite-lived intangible assets were initially recorded at fair value upon acquisition and are amortized using the straight-line method over their estimated useful lives in years are as follows:

Weighted Average Useful Life
Intellectual property	18.6
Distribution rights	11.2
Developed technology	9.8
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
The Company has two reporting units and assesses impairment based upon qualitative factors and if necessary, quantitative factors. A reporting unit's fair value is determined using the income approach and discounted cash flow models by utilizing Level 3 inputs and assumptions such as future cash flows, discount rates, long-term growth rates, market value and income tax considerations. Specifically, the value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents the price estimated to be received in a sale of the reporting unit in an orderly transaction between market participants at the measurement date. The Company performs its annual goodwill impairment test on October 31. If the fair value of the reporting unit is less than its carrying value, the Company will recognize the difference as an impairment loss, which is limited to the amount of goodwill allocated to the reporting units. There were no goodwill impairment charges for the years ended December 31, 2023 and 2021.

On November 8, 2022, due to a significant decline in the Company’s Class A common stock, circumstances became evident that a possible goodwill impairment existed as of the third quarter balance sheet date. The Company concluded that the carrying value of the U.S. reporting unit exceeded its fair value. The Company recorded a non-cash goodwill impairment charge within the U.S. reporting unit for the year ended December 31, 2022. The impairment was recorded within impairment of assets on the consolidated statements of operations and comprehensive (loss) income. Refer to Note 3. Balance sheet information for further details.
Software development costs
The Company capitalizes internal and external costs incurred to develop internal-use software during the application development stage for software design, configuration, coding and testing upon placing the asset in service and then amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed three years. The Company does not capitalize costs that are precluded from capitalization in authoritative guidance, such as preliminary project phase costs, training costs or data conversion costs. Capitalized software costs totaled $36,782 and $31,041 as of December 31, 2023 and 2022 and the related accumulated amortization totaled $28,040 and $20,997, respectively. Amortization expense was $6,694, $4,449 and $2,227 for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Certain suppliers provide the Company with product that results in a significant percentage of total sales for the years ended December 31 as follows:

	2023	2022	2021
Supplier A	27%	25%	27%
Supplier B	17%	15%	15%
Supplier C	8%	10%	15%
Supplier D	7%	7%	8%
Accounts payable to these significant suppliers at December 31 were as follows:

	2023	2022
Supplier A	$5,839	$8,583
Supplier B	$535	$555
Supplier C	$940	$2,673
Supplier D	$1,417	$1,473
Certain products provide the Company with a significant percentage of total sales for the years ended December 31 as follows:

	2023	2022	2021
Product A	27%	25%	27%
Product B	14%	14%	20%
Product C	17%	15%	15%
Product D	8%	10%	15%
Product E	7%	7%	8%

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
Advertising costs
Advertising costs include costs incurred to promote the Company’s business and are expensed as incurred and recorded as selling, general and administrative expense within the consolidated statement of operations and comprehensive (loss) income. Advertising costs were $3,853, $5,203 and $3,873 for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Earnings per share
Basic earnings per share is calculated using net income or loss attributable to Bioventus, Inc. Class A common stock-holders, divided by the weighted-average Class A common stock outstanding. Diluted earnings per share is calculated using net income attributable to Bioventus, Inc. Class A common stockholders, divided by the weighted average Class A common stock outstanding adjusted for the effect of granted stock awards determined to be dilutive under the treasury stock method.
3. Balance sheet information
Cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash totaled $36,964 and $30,186 as of December 31, 2023 and 2022. Cash and restricted cash of $1,628 and $23, respectively, attributable to CartiHeal has been reclassified to current assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 4. Acquisitions and divestitures and Note 15. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
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
Accounts receivable, net of allowances, consisted of the following as of December 31:

	2023	2022
Accounts receivable(a)	$127,008	$143,317
Less: Allowance for credit losses	(4,219)	(7,022)
	$122,789	$136,295
(a)Other receivables of $350 attributable to CartiHeal was reclassified to current assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 4. Acquisitions and divestitures and Note 15. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
Due to the short-term nature of its receivables, the estimate of expected credit losses is based on aging of the account receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base with no single customer representing ten percent or more of sales. The Company had one customer representing approximately 16.0% and 12.1% of the accounts receivable balance as of December 31, 2023 and 2022, respectively. Historically, the Company’s reserves have been adequate to cover credit losses.
Changes in credit losses were as follows for the years ended December 31:

	2023	2022
Beginning balance	$(7,022)	$(3,402)
Benefit (provision) for expected credit losses	1,103	(5,190)
Write-offs	2,827	2,105
Recoveries	(1,557)	(535)
Disposals	430	—
Ending balance	$(4,219)	$(7,022)
Inventory
Inventory consisted of the following as of December 31:

	2023	2022
Raw materials and supplies(a)	$21,062	$18,454
Finished goods	70,271	66,312
	$91,333	$84,766
(a)Raw material inventory of $642 attributable to CartiHeal has been reclassified to current assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 4. Acquisitions and divestitures and Note 15. Discontinued operations for further details regarding the deconsolidation of CartiHeal.

Property and equipment, net
Property and equipment consisted of the following as of December 31:

	2023	2022
Computer equipment and software	$37,860	$33,447
Demonstration and consignment inventory	9,341	12,807
Leasehold improvements	3,763	3,350
Furniture and fixtures	4,163	2,356
Finance leases	15,737	222
Machinery and equipment(a)	2,180	2,263
Assets not yet placed in service	4,065	3,805
	77,109	58,250
Less accumulated depreciation	(40,504)	(30,794)
	$36,605	$27,456
(a)Machinery and equipment and accumulated depreciation attributable to CartiHeal of $269 and $78, respectively, were reclassified to long-term assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 4. Acquisitions and divestitures and Note 15. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
Depreciation expense from continuing operations was $12,121, $5,688 and $3,204 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company incurred a $2,038 disposal loss on fixed assets during the year ended December 31, 2023 as a result of the integration of acquisitions. The loss is recorded in loss on disposals within the consolidated condensed statements of operations and other comprehensive (loss) income.
Goodwill
Changes in the carrying amounts of goodwill by reportable segment during the years ended December 31, 2023 and December 31, 2022 are as follows:

	U.S.	International	Consolidated
Balance at December 31, 2021	$138,863	$8,760	$147,623
Additions	55,295	4,999	60,294
Deconsolidation of noncontrolling interest	(494)	—	(494)
Purchase accounting adjustments	(4,467)	—	(4,467)
Impairment	(189,197)	—	(189,197)
Reclassification(a)	—	(6,297)	(6,297)
Balance at December 31, 2022	$—	$7,462	$7,462
Balance at December 31, 2023(b)	$—	$7,462	$7,462
(a)Goodwill of $6,297 attributable to CartiHeal was reclassified to long-term assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 4. Acquisitions and divestitures and Note 15. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
(b)There was no activity related to goodwill during the year ended December 31, 2023.
Additions during the year ended December 31, 2022 were the result of the acquisition of CartiHeal and purchase accounting adjustments stem from changes in the preliminary fair values of assets acquired and liabilities assumed in previous and current acquisitions. Refer to Note 4. Acquisitions and divestitures for further information.
Due to the significant decline in the Company’s Class A common stock, the Company recorded a non-cash goodwill impairment charge of $189,197 within the United States reporting unit for the year ended December 31, 2022 of which $124,697 was recorded in the impairment of assets and $64,500 in loss on discontinued operations, net of tax within the consolidated statements of operations and comprehensive (loss) income. The impairment was recorded within impairment of assets on the consolidated statements of operations and comprehensive (loss) income. There were no accumulated goodwill impairment losses as of December 31, 2021.

Intangible assets, net
Intangible assets consisted of the following as of December 31:

	2023	2022
Intellectual property(a)(b)	$677,258	$790,049
Distribution rights	61,325	61,325
Customer relationships	57,950	67,450
IPR&D	5,500	5,500
Developed technology and other	13,998	13,998
Total carrying amount	816,031	938,322
Less accumulated amortization:
Intellectual property(a)	(218,031)	(187,767)
Distribution rights	(49,301)	(44,319)
Customer relationships	(57,950)	(58,842)
Developed technology and other	(7,521)	(6,276)
Total accumulated amortization	(332,803)	(297,204)
Intangible assets, net before currency translation	483,228	641,118
Currency translation	(878)	(1,267)
	$482,350	$639,851
(a)Intellectual property and accumulated depreciation attributable to CartiHeal totaling $410,200 and $11,327, respectively, were reclassified to long-term assets attributable to discontinued operations within the December 31, 2022 consolidated balance sheets. Refer to Note 4. Acquisitions and divestitures and Note 15. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
(b)The Company recorded an impairment loss of $78,615 for the year ended December 31, 2023 in the U.S. reporting segment of net intellectual property attributable to the TheraSkin and TheraGenesis products, which were sold in May 2023. The loss was recorded in impairment of assets within the consolidated statements of operations and comprehensive loss. Refer to Note 4. Acquisitions and divestitures for further details regarding businesses held for sale.
Amortization expense from continuing operations related to intangible assets was $45,244, $55,715 and $35,480 for the years ended December 31, 2023, 2022 and 2021, respectively, of which $23,848, $20,975 and $12,179 are included in ending inventory at December 31, 2023, 2022 and 2021, respectively. Estimated amortization expense for the years ended December 31, 2024 through 2028 is expected to be $45,140, $42,503, $39,011, $38,659 and $37,853, respectively.
Accrued liabilities
Accrued liabilities consisted of the following as of December 31:

	2023	2022
Gross-to-net deductions	$59,592	$71,227
Bonus and commission	19,437	9,179
Compensation and benefits	9,709	11,428
Accrued interest	6,606	217
Income and other taxes	4,749	2,572
Other liabilities(a)	19,702	16,947
	$119,795	$111,570
(a)Other liabilities attributable to CartiHeal of $384 were reclassified into current liabilities attributable to discontinued operations within December 31, 2022 consolidated balance sheets. Refer to Note 4. Acquisitions and divestitures and Note 15. Discontinued operations for further details.

4. Acquisitions and divestitures
Wound Business
On May 22, 2023, the Company closed the sale of certain assets within its Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business” or the “Disposal Group”), for potential consideration of $84,675, including $34,675 at closing, $5,000 deferred for 18 months and up to $45,000 in potential earn-out payments (“Earn-out Payments”), which are based on the achievement of certain revenue thresholds by the purchaser of the Wound Business for sales of the TheraSkin and TheraGenesis products during the 2024, 2025 and 2026 fiscal years.
The Company incurred $3,880 in transactional fees resulting from the sale of the Wound Business. The loss resulting from the deconsolidation of the Disposal Group totaled $1,539 for the year ended December 31, 2023 and was recorded in loss on disposals within the consolidated statements of operations and comprehensive (loss) income. The Company used the proceeds from the sale of its Wound Business to prepay $30,000 of long-term debt obligations. Refer to Note 5. Financial Instruments for further details regarding the Company’s outstanding long-term debt obligations.
The Company evaluated the Wound Business for impairment prior to its sale and recorded a $78,615 impairment within the consolidated statements of operations and comprehensive (loss) income during the year ended December 31, 2023 as a result of this evaluation to reduce the intangible assets of the Disposal Group to reflect their respective fair values less any costs to sell. The fair value of the Disposal Group’s intangibles was determined based on the consideration received for the Wound Business.
CartiHeal (2009) Ltd.
On July 12, 2022, the Company completed the acquisition of 100% of the remaining shares in CartiHeal, a privately held company headquartered in Israel and the developer of the proprietary Agili-C implant for the treatment of joint surface lesions in traumatic and osteoarthritic joints. The Company previously held an equity interest in CartiHeal’s fully diluted shares with a carrying value of $15,768 and $16,771 as of July 12, 2022 and December 31, 2021, respectively. Net equity losses associated with CartiHeal for the years ended December 31, 2022 and 2021 totaled $1,003 and $1,868, respectively, which are included in discontinued operations, net of tax on the consolidated statements of operations and comprehensive (loss) income.
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
Pursuant to the CartiHeal Amendment (as defined below), the Company owed interest on each tranche of the Deferred Amount at a rate of 8.0% annually, until such tranche was paid. The Sales Milestone will be payable upon the achievement of $75,000 in trailing twelve month sales pursuant to the CartiHeal Amendment.
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
The Company transferred 100% of its shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the Former Securityholders pursuant to the Settlement Agreement. The Company had no ownership interest and no voting rights during the Interim Period. Accordingly, the Company concluded that upon execution of the Settlement Agreement, the Company ceased to control CartiHeal for accounting purposes, and therefore, deconsolidated CartiHeal effective February 27, 2023. CartiHeal was part of the Company’s international reporting segment. The Company treated the deconsolidation of CartiHeal as a discontinued operation. The loss upon disposal was $60,639 and was recorded within discontinued operations, net of tax within the consolidated statements of operations and comprehensive (loss) income. The loss on disposal is comprised of the book value of CartiHeal’s net assets at the time of disposal, goodwill attributable to CartiHeal and the previously discussed non-refundable payments made to Elron. The Company allowed the Interim Period to expire on March 29, 2023 as the Company was not able to find a financing solution to fund the payment obligations under the Option and Equity Purchase Agreement on terms the Company believed to be favorable to it and its shareholders.
The fair value of consideration for the CartiHeal Acquisition is comprised of the following:

Cash consideration	$100,000
Transaction related costs	8,622
Subtotal of cash at closing	108,622
Deferred Amount	183,400
Sales Milestone	61,901
Fair value of previously held equity interest(a)	39,477
Total consideration	$393,400
(a)    Remeasurement of the Company’s equity method investment in CartiHeal, net of equity losses as a result of the purchase. The remeasurement included a gain of $23,709 calculated as the difference between the fair value and the carrying value of the Company’s investment in CartiHeal at the acquisition date and was recognized in other income for the year ended December 31, 2023 on the consolidated statements of operations and comprehensive (loss) income. The fair value was based upon: (i) the consideration transferred to members owning 89.97% of CartiHeal’s fully diluted shares; (ii) calculating the value of CartiHeal’s fully diluted shares based upon the transferred consideration; and (iii) applying the calculated value to the Company’s 10.03% ownership in CartiHeal’s fully diluted shares at the acquisition date.

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
Goodwill of $55,295 and $4,999 was allocated to the U.S. and International reporting units, respectively.
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
Misonix, Inc.
The Company acquired 100% of the capital stock of Misonix, Inc. (“Misonix”) in a cash-and-stock transaction (the “Misonix Acquisition”) on October 29, 2021. Total consideration for the Misonix Acquisition was $525,316 comprised of $274,562 in Bioventus Class A common stock, $223,118 in cash and $27,636 in value for Misonix options settled with Bioventus options. Misonix manufactures minimally invasive surgical ultrasonic medical devices used for precise bone sculpting, removal of soft and hard tumors and tissue debridement, primarily in the areas of neurosurgery, orthopedic surgery, plastic surgery and maxillo-facial surgery. Misonix also exclusively distributes skin allografts used to support healing.
Bioness, Inc.
The Company acquired 100% of the capital stock of Bioness, Inc. (“Bioness”) for $48,933 in cash and future contingent consideration payments (the “Bioness Acquisition”). Bioness is a global leader in neuromodulation and advanced rehabilitation medical devices through its innovative peripheral nerve stimulation therapy and premium advanced rehabilitation solutions.
Contingent consideration related to the Bioness Acquisition (“Bioness Contingent Consideration”) is comprised of future earn-out payments contingent upon the achievement of certain research and development projects as well as sales milestones related to Bioness products. The Bioness Acquisition Agreement includes maximum earn-out payments of $50,000 as follows: (i) $20,000 for meeting net sales targets for certain implantable products over a three year period ending on June 30, 2025 at the latest; (ii) up to $10,000 for meeting net sales milestones for certain implantable products over a three year period ending on June 30, 2025 at the latest; and (iii) $20,000 for maintaining Centers for Medicare & Medicaid Services coverage and reimbursement for certain products at specified levels as of December 31, 2024.

Investments
VIE
The Company had a fully diluted 8.8% ownership of Harbor Medtech Inc.’s (“Harbor”) Series C Preferred Stock and an exclusive Collaboration Agreement with Harbor, which resulted in the consolidation of Harbor. The Company terminated the Collaboration Agreement on June 8, 2021, which resulted in the deconsolidation of Harbor and the recognition of a $5,674 impairment of Harbor’s long-lived assets. The impairment was recorded within impairment of variable entity assets for the year ended December 31, 2022 in the consolidated statements of operations and comprehensive (loss) income, of which $5,176 was attributable to the non-controlling interest. An additional impairment of $1,369, representing the Company’s remaining investment balance in Harbor, was recorded within other (income) expense for the year ended December 31, 2021 in the consolidated statements of operations and comprehensive (loss) income. The Company continues to have license rights to certain technology obtained from Harbor and is continuing product development initiated under the Collaboration Agreement.
Other
On August 23, 2021, the Company purchased shares of Trice Medical, Inc.’s (“Trice”) Series D Preferred Stock for $10,000, representing an 8.4% ownership interest of its fully diluted shares. Trice is a privately held company that develops and commercializes minimally invasive technologies for sports medicine and orthopedic surgical procedures and it did not have a readily determinable fair value. The investment in Trice was recorded at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In December 2022, the Company recognized an impairment of $10,285 representing its entire ownership interest due to Trice’s liquidity situation. The impairment was recorded within other (income) expense on the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2022.
5. Financial instruments
Long-term debt consisted of the following as of December 31:

	2023	2022
Amended Term Loan due October 2026 (9.89% at December 31, 2023)	$382,448	$420,712
Revolver due October 2025 (9.88% at December 31, 2023)	15,000	—
Less:
Current portion of long-term debt	(27,848)	(33,056)
Unamortized debt issuance cost	(917)	(1,338)
Unamortized discount	(1,685)	(1,308)
	$366,998	$385,010
Amended Term Loan
On December 6, 2019, the Company entered into a Credit and Guaranty Agreement (the “2019 Credit Agreement”) that was comprised of a $200,000 term loan (“Original Term Loan”) and a $50,000 revolving facility (the “Revolver”). The Company amended the 2019 Credit Agreement on August 29, 2021, and then again on October 29, 2021 in connection with the Misonix Acquisition in which the Company prepaid $80,000 on the Original Term Loan. The 2019 Credit Agreement, as amended, subsequent to the prepayment, was comprised of a $360,750 term loan (“Term Loan”) and the Revolver.
On July 11, 2022, the Company further amended the 2019 Credit Agreement in conjunction with the CartiHeal Acquisition. Pursuant to that amendment, an $80,000 term loan facility (the “July 2022 Term Loan” and, together with the Term Loan, the “Term Loan Facilities”) was extended to the Company to be used for: (i) the financing of the CartiHeal Acquisition; (ii) the payment of related fees and expenses; (iii) repayment of the draws made on the Revolver; and (iv) working capital needs and general corporate purposes of the Company, including without limitation for permitted acquisitions.
The Company was not in compliance with certain financial covenants as of December 31, 2022. As a result, on March 31, 2023, the Company entered into another amendment to the 2019 Credit Agreement to, among other things, modify certain financial covenants, waive the noncompliance at December 31, 2022, and to modify interest rates applicable to borrowings under the 2019 Credit Agreement. The Company was in compliance as of December 31, 2023 with the financial covenants as stated within the 2019 Credit Agreement then in effect.
On January 18, 2024 (the “Closing Date”), the Company further amended the 2019 Credit Agreement (collectively, with the August 2021, October 2021, July 2022 and March 2023 amendments, the “Amended 2019 Credit Agreement”), to further modify certain financial covenants under the 2019 Credit Agreement.

The Term Loan Facilities will now mature on October 29, 2026 (“Maturity”). The Revolver will mature on October 29, 2025.
SOFR loans and base rate loans had a margin of 3.25% and 2.25%, respectively, subsequent to July 11, 2022 and prior to the Closing Date. As of the March 31, 2023 amendment, SOFR loans and base rate loans had a margin of 4.25% and 3.25%, respectively. All obligations under the Amended 2019 Credit Agreement are guaranteed by the Company and certain wholly owned subsidiaries where substantially all the assets of the Company collateralize the obligations.
The Amended 2019 Credit Agreement contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of Bioventus LLC’s equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of assets of Bioventus LLC and its subsidiaries, as well as limitations on making changes to the business and organizational documents of Bioventus LLC and its subsidiaries. Financial covenant requirements include (i) a maximum debt leverage ratio of not greater than 5.65 to 1.00 for the testing period ending March 31, 2024, 5.00 to 1.00 for the testing period ending June 30, 2024, 4.75 to 1.00 for the testing period ending September 30, 2024, 4.50 to 1.00 for the testing period ending December 31, 2024, 4.25 to 1.00 for testing period ending March 31, 2025, 4.00 to 1.00 for testing period ending June 30, 2025 and each testing period thereafter, and, beginning with the testing period ending March 31, 2025, to be subject to a temporary increase to 4.50 to 1.00 upon certain events, and (ii) an interest coverage ratio not less than 1.75 to 1.00 for the testing period ending March 31, 2024, 1.75 to 1.00 for the testing period ending June 30, 2024, 1.75 to 1.00 for the testing period ending September 30, 2024, 2.00 to 1.00 for the testing period ending December 31, 2024, 2.00 to 1.00 for the testing period ending March 31, 2025, 2.25 to 1.00 for the testing period ending June 30, 2025, 2.50 to 1.00 for the testing period ending September 30, 2025 and 3.00 to 1.00 for the testing period ending December 31, 2025 and each testing period thereafter. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to October 29, 2025, the Company will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10,000 as of the end of each calendar month during such period.
The July 2022 Term Loan had an original issue discount of $240 and deferred financing costs of $101. No financing or deferred costs were expensed and there was no loss on debt refinancing and modification as a result of the July 2022 amendment. The Company paid financing costs of $3,318 as a result of the October 2021 amendment, of which $1,421 was capitalized to the consolidated balance sheets and $1,897 was recorded in selling, general and administrative expenses during the year ended December 31, 2021 within the consolidated statements of operations and comprehensive (loss) income. Due to the change in participating lenders, an additional $269 in deferred costs was recorded in interest expense for the year ended December 31, 2021. Loss on debt refinancing and modification totaled $2,162 for the year ended December 31, 2021. Capitalized deferred fees from the October 2021 amendment totaled $3,174 and $893 for the Term Loan and the Revolver, respectively.
As of December 31, 2023, $379,846 was outstanding on the Term Loan Facilities, net of original issue discount of $1,685 and deferred financing costs of $917. Capitalized deferred fees are amortized to interest expense on a straight-line basis over the term of the Term Loan Facilities, which approximates the effective interest method. The Company recorded $1,706, $853 and $588 for deferred cost amortization in interest expense for the years ended December 31, 2023, 2022 and 2021, respectively. Scheduled quarterly principal payments of the Term Loan Facilities are $3,056 for the first quarter of 2024, $8,264 for the second, third and fourth quarters of 2024 and $11,019 for the year 2025 and the first three quarters of 2026 with a final payment of $277,469 at Maturity. Contractual maturities of long term debt for the next three years are as follows: 2024—$27,848, 2025—$44,075 and 2026—$310,525, respectively.
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
The estimated fair value of the Term Loan Facilities was $382,926 as of December 31, 2023. The fair value of these obligations was determined based on the midpoint of the Bloomberg Valuation, as of December 31, 2023. This is classified as a Level 2 instruments within the fair value hierarchy.

Revolver
The Revolver is a five-year revolving credit facility that includes revolving and swingline loans as well as letters of credit (“LOC”) and, inclusive of all, cannot exceed $45,000 at any one time as the Revolver capacity was reduced at December 31, 2023 in accordance with the 2019 Credit Agreement then in effect. The Revolver credit capacity will be further reduced by $5,000 on June 30, 2024. LOCs are available in an amount not to exceed $7,500. Revolving loans are due at the earlier of termination or Maturity. Swingline loans are available as BR interest rate option loans only and must be outstanding for at least five days. Swingline loans are due the fifteenth or last day of a calendar month or Maturity whichever is earlier. As of December 31, 2023, the Company had three LOCs outstanding leaving approximately $43,200 available. The Revolver had $15,000 in outstanding borrowings as of December 31, 2023 and zero at December 31, 2022.
Interest
The Term Loan Facilities and Revolver permit the Company to elect either the secured overnight financial rate (“SOFR”) or base interest rate (“BR”) options for the entire amount or certain portions of the loans. Both the SOFR and BR options have interest rates equal to a formula driven base interest rate plus a margin, tied to a leverage ratio. The leverage ratio is the ratio of debt to consolidated EBITDA as defined in the Amended 2019 Credit Agreement. BR portions of the Term Loan Facilities have interest due the last day of each calendar quarter-end. Pursuant to the Amended 2019 Credit Agreement, the margin at each applicable leverage ratio will be increased by 1.00% per annum. SOFR portions of the Term Loan Facilities have one, three or six-month interest reset periods and interest is due on the last day of each three-month period or the last day of the loan term if less than three months.
Pricing grids are used to determine the applicable loan margins based on the type of loan and the leverage ratio. The loan margin is adjusted after the quarterly financial statements are delivered to the lenders in accordance with the below pricing grid, which reflects the margins in effect under the Amended 2019 Credit Agreement:

Leverage ratio	SOFR	BR
> 4.00 to 1.00	4.25%	3.25%
≥ 3.50 to 1.00 and < 4.00 to 1.00	3.75%	2.75%
≥ 3.00 to 1.00 and < 3.50 to 1.00	3.25%	2.25%
≥ 2.50 to 1.00 and < 3.00 to 1.00	3.00%	2.00%
< 2.50 to 1.00	2.75%	1.75%
The Revolver includes a commitment fee at 0.30% of the average daily amount of the available revolving commitment, assuming any swingline loans outstanding are zero. There were no swingline loans outstanding as of December 31, 2023. The fee is payable quarterly in arrears on the last day of the calendar quarters and at Maturity. The commitment fee rate is adjusted after the quarterly financial statements are delivered to lenders based on the below pricing grid under the Amended 2019 Credit Agreement:

Leverage ratio	Commitment Fee Rate
≥ 2.50 to 1.00	0.30%
< 2.50 to 1.00	0.20%
Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Eurodollar revolving loans. A funding fee of 0.125% per year on the undrawn and unexpired amount of each LOC is payable as well. The fees are payable quarterly in arrears on the last day of the calendar quarters. The Company’s effective weighted average interest rate was 9.92% for all outstanding debt as of December 31, 2023. Cash paid for interest totaled $32,470, $18,043 and $5,837 for the December 31, 2023, 2022 and 2021, respectively.
Interest rate swap
The Company historically entered into interest rate swap agreements to limit its exposure to changes in the variable interest rate on its long-term debt. The Company had one non-designated interest rate swap agreement that was terminated on October 28, 2022 and subsequently received $7,738 upon its termination. The swap was carried at fair value on the balance sheet with changes in fair value recorded as interest income or expense within the consolidated statements of operations and comprehensive (loss) income. Net interest income of $6,396 and $2,730 was recorded related to the change in fair value of the interest rate swap for the years ended December 31, 2022 and 2021, respectively.

6. Fair value measurements
There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 inputs at December 31, 2023 and 2022. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 2 and Level 3 inputs:

	December 31, 2023			December 31, 2022
	Total	Level 2	Level 3	Total	Level 2	Level 3
Liabilities:
Deferred Amount - Current(a)	$—	$—	$—	$117,615	$—	$117,615
Deferred Amount - Long Term(a)	—	—	—	79,269	—	79,269
CartiHeal Contingent Consideration(a)	—	—	—	67,251	—	67,251
Bioness Contingent Consideration	18,150	—	18,150	17,431	—	17,431
Total liabilities:	$18,150	$—	$18,150	$281,566	$—	$281,566
(a)The Deferred Amount and contingent consideration attributable to CartiHeal have been reclassified to discontinued operations within the December 31, 2022 balance sheet. CartiHeal was fully deconsolidated during the first quarter of 2023. Refer to Note 4. Acquisitions and divestitures and Note 15. Discontinued operations for further details regarding the deconsolidation of CartiHeal.
Deferred Amount
The Deferred Amount that resulted from the CartiHeal Acquisition was calculated based on the total amount payable on each due date for the payment tranches including applicable interest. As previously discussed, the Company reached a Settlement Agreement with the Former Securityholders which relieved the Company of the obligations under the Deferred Amount. Refer to Note 4. Acquisitions and divestitures for further information.
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
Key assumptions used to estimate the fair value of contingent consideration include projected financial information, market data and the probability and timing of achieving the specific targets. After the initial valuation, the Company generally uses its best estimate to measure contingent consideration at each subsequent reporting period using unobservable Level 3 inputs. As previously discussed, the Company reached a Settlement Agreement with CartiHeal’s selling securityholders. As a result of the Settlement Agreement, the Company was relieved of the CartiHeal Contingent Consideration obligations. Refer to Note 4. Acquisitions and divestitures for further information.
Unobservable inputs
A summary of unobservable Level 3 inputs utilized for the above liabilities are as follows:

	Valuation Technique	Unobservable inputs	Range
Bioness Contingent Consideration	Discounted cash flow	Payment discount rate	6.4% - 6.8%
		Payment period	2024 - 2025
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table resulted from the Bioness Acquisition on March 30, 2021 and the CartiHeal Acquisition on July 12, 2022. Contingent consideration is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. Changes in contingent consideration related to the Bioness Acquisition totaled $719, $1,102 and $829 for the years ended December 31, 2023, 2022 and 2021, respectively, and were recorded as the change in fair value of contingent consideration within the consolidated statements of operations and comprehensive (loss) income. Changes in contingent consideration related to the CartiHeal Acquisition totaled $1,710 and $5,350 for years ended December 31, 2023 and 2022, respectively and were recorded in discontinued operations, net of tax within the consolidated statements of operations and comprehensive (loss) income. comprehensive loss. Pursuant to the Settlement Agreement, the Company was relieved of CartiHeal related obligations. The Company deconsolidated the remaining $68,961 contingent consideration liability as a result. Refer to Note 4. Acquisitions and divestitures for further details regarding the deconsolidation of CartiHeal.

Management incentive plan and liability-classified awards
BV LLC had operated two equity-based compensation plans, the management incentive plan (the “MIP”) and the BV LLC Phantom Profits Interest Plan (together with the MIP, the “Phantom Plans”), which were terminated on February 11, 2021 in connection with the Company’s IPO. Awards granted under the MIP Plan and the 2015 Phantom Units were liability-classified and the 2012 Phantom Units were equity-classified. Prior to the IPO and during the year ended December 31, 2021, the Company settled with the sole MIP awardee for $10,802. No awards under the Phantom Plans were granted post-IPO and the Phantom Plan awards were settled 12 months following the termination. Vested awardees whose BV LLC employment terminated prior to the IPO had their awards settled in March 2022 for $10,413. Due to the changes in fair value for these awards granted prior to the Company’s IPO, compensation award activity from the Phantom Plans resulted in a net gain of $24,356 for the year ended December 31, 2021.
7. Equity-based compensation
Terminated plans
Prior to the Phantom Plans’ termination, during the year ended December 31, 2021, (i) the Company granted 90,000 Phantom Profits Interest Plan units; (ii) there were no MIP awards granted; (iii) 900 Phantom Profits Interest Plan units were forfeited; and (iv) other Phantom Plan units were redeemed for $479. Compensation expense related to the Phantom Plans totaled $829 for the year ended December 31, 2021. This amount excludes the $25,185 decrease in fair market value of accrued equity-based compensation due to adjustments to reflect the difference between the expected public offering price of the IPO and the actual offering price, of which $1,777 was recorded in research and development expense within the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2021.
2021 Plan
The Company operates an equity-based compensation plan (“2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), other stock-based awards, and cash awards (collectively, “Awards”). As of December 31, 2023, 14,781,895 shares of Class A common stock were authorized to be awarded and 7,843,854 shares were available for 2021 Plan Awards.
2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of December 31, 2023, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 73,200 shares were available for Retention Awards.
Activity under the Plans
Expense
Equity-based compensation expense for Awards granted under the Plans and inducement awards for the years ended December 31, 2023, 2022 and 2021 totaled $2,370, $17,114 and $19,504, respectively. The expense is primarily included in selling, general and administrative expense with a nominal amount in research and development expense on the consolidated statements of operations and comprehensive (loss) income based upon the classification of the employee. There were no income tax benefits related to equity-based compensation expense for the years ended December 31, 2023 and 2021. Income tax benefits totaled $2,951 related to compensation expense for the year ended December 31, 2022.

Restricted Stock Units
During the years ended December 31, 2023 and 2022, the Company granted time-based RSUs which vest at various dates through December 4, 2027. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to the RSUs totaled $3,859 at December 31, 2023, and is expected to be recognized over a weighted average period of approximately 1.92 years. A summary of the RSU award activity for the years ended December 31, 2023 and 2022 are as follows (number of units in thousands):

	Number of units	Weighted-average grant- date fair value per unit
Unvested at December 31, 2021	1,024	$14.41
Granted	1,248	10.73
Vested	(756)	14.74
Forfeited or canceled	(327)	8.45
Unvested at December 31, 2022	1,189	11.96
Granted	2,067	2.34
Vested	(641)	8.74
Forfeited or canceled	(549)	8.53
Unvested at December 31, 2023	2,066	$4.51
Stock Options
During the years ended December 31, 2023 and 2022, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the years ended December 31, 2023 and 2022 are shown in the following table:

	2023	2022
Risk-free interest rate	3.5% - 4.7%	1.8% - 4.3%
Expected dividend yield	—%	—%
Expected stock price volatility	35.2% - 36.4%	33.2% - 35.2%
Expected life of stock options (years)	5.50 - 6.25	6.25
The weighted-average grant date fair value of options granted during the year ended December 31, 2023 was $0.53 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $2,206 at December 31, 2023, and is expected to be recognized over a weighted average period of approximately 2.26 years.

A summary of stock option activity is as follows for the years ended December 31, 2023 and 2022 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2021	8,364	$11.16
Granted	2,606	12.19
Exercised	(680)	6.28
Forfeited or canceled	(1,380)	12.38
Outstanding at December 31, 2022	8,910	11.65	7.74	$3
Granted	1,226	1.28
Exercised	(67)	2.68
Forfeited or canceled	(5,722)	11.80
Outstanding at December 31, 2023	4,347	8.68	7.31	$4,383
Exercisable and vested at December 31, 2023	1,958	$10.25	4.45	$144
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Class A common stock for options that had exercise prices lower than $5.27 per share, the closing price of the Company’s Class A common stock on December 29, 2023.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of December 31, 2023, the aggregate number of shares reserved for issuance under the ESPP was 886,930. A total of 516,976, 279,000 and 94,795 shares were issued and $352, $471 and $340 of expense was recognized during the years ended December 31, 2023, 2022 and 2021, respectively.
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
Company contributions totaled $5,836, $6,407, and $4,477 for all global plans during the years ended December 31, 2023, 2022 and 2021, respectively. The expense is included in cost of sales, selling, general and administrative expense and research and development expense on the consolidated statement of operations and comprehensive (loss) income based upon the classification of the employee.
8. Stockholders’ equity
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
BV LLC recapitalization
On February 16, 2021, the Company amended and restated the BV LLC Agreement to, among other things, (i) provide for new LLC Interests; (ii) exchange all of the then existing membership interests of the Original BV LLC Owners for new LLC Interests; and (iii) appoint Bioventus Inc. as the sole managing member of BV LLC.
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

Noncontrolling interest
In connection with any redemption of LLC Interests by the Continuing LLC Owner, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the years ended December 31, 2023 and 2022. The following table summarizes the ownership interest in BV LLC as of December 31 (number of units in thousands):

	2023		2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	63,267	80.0%	62,063	79.7%
Continuing LLC Owner	15,787	20.0%	15,787	20.3%
Total	79,054	100.0%	77,850	100.0%
9. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	December 31, 2023	December 31, 2022	February 16, 2021 through the Year Ended December 31, 2021
Numerator:
Net loss from continuing operations	$(121,196)	$(144,651)	$(14,523)
Net loss attributable to noncontrolling interests — continuing operations	24,458	40,732	9,789
Net loss attributable to Bioventus Inc. Class A common stockholders — continuing operations	$(96,738)	$(103,919)	$(4,734)

Numerator:
Net loss from discontinued operations	$(74,429)	$(68,740)	$(1,868)
Net loss attributable to noncontrolling interests — discontinued operations	14,937	13,955	—
Net loss attributable to Bioventus Inc. Class A common stockholders — discontinued operations	$(59,492)	$(54,785)	$(1,868)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	62,647,554	61,389,107	45,472,483

Net loss per share of Class A common stock, from continuing operations, basic and diluted	$(1.54)	$(1.70)	$(0.11)
Net loss per share of Class A common stock, from discontinued operations, basic and diluted	(0.95)	(0.89)	(0.04)
Net loss per share of Class A common stock, basic and diluted	$(2.49)	$(2.59)	$(0.15)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.

The following number of weighted-average potentially dilutive shares as of December 31, 2023 and 2022 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Year Ended December 31, 2023	Year Ended December 31, 2022	February 16, 2021 through the Year Ended December 31, 2021
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737	15,786,737
Stock options	5,860,516	7,679,780	5,373,442
RSUs	595,030	710,807	966,673
Unvested shares of Class A common stock	—	—	30,056
Total	22,242,283	24,177,324	22,156,908
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
The Company announced a restructuring plan in December 2022 (“2022 Restructuring Plan”) that was intended to align the Company’s organizational and management cost structure to improve profitability and cash flow. The 2022 Restructuring Plan primarily consisted of employee severance and additional expenses for third-party and other related costs. Pre-tax charges recognized during the year ended December 31, 2023 and 2022 totaled $793 and $4,581, respectively. The 2022 Restructuring Plan is complete.
The Company adopted restructuring plans for businesses acquired to reduce headcount, reorganize management structure and consolidate certain facilities during the second half of 2021 (“2021 Acquisition Restructuring Plan”) and during the first quarter of 2022 (“2022 Acquisition Restructuring Plan”). The Company planned total pre-tax charges for the 2021 Acquisition Restructuring Plan and the 2022 Acquisition Restructuring Plan were $3,500 and $2,300, respectively. There was nominal activity related to the 2021 Acquisition Restructuring Plan during the year ended December 31, 2023, and $719 and $2,487 was recognized during the years ended December 31, 2022 and 2021, respectively. The 2021 Acquisition Restructuring Plan is complete. Costs attributable to the 2022 Acquisition Restructuring Plan totaled $84 and $1,479 during the years ended December 31, 2023 and 2022, respectively.
The Company’s restructuring charges and payments for plans related to businesses acquired comprised of the following:

	Employee severance and temporary labor costs	Other charges	Total
Balance at December 31, 2021	$1,400	$136	$1,536
Expenses incurred	5,172	1,607	6,779
Payments made	(2,812)	(1,743)	(4,555)
Balance at December 31, 2022	3,760	—	3,760
Expenses incurred	648	192	840
Payments made	(3,092)	(192)	(3,284)
Balance at December 31, 2023	$1,316	$—	$1,316

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

	2023	2022	2021
United States	$(125,676)	$(187,571)	$9,511
International	4,565	(1,454)	(23)
(Loss) income before income taxes - continuing operations	$(121,111)	$(189,025)	$9,488
The provision for income taxes on operations consists of the following for the years ended December 31:

	2023	2022	2021
Current:
United States federal	$(734)	$2,092	$5,675
United States state and local	2,085	(96)	1,750
International	1,111	296	367
Total current	2,462	2,292	7,792

Deferred:
United States federal	(2,881)	(38,678)	(9,015)
United States state and local	(1,951)	(7,897)	(533)
International	2,455	(91)	(210)
Total deferred	(2,377)	(46,666)	(9,758)
Total income tax expense (benefit) - continuing operations	$85	$(44,374)	$(1,966)
Cash paid for income taxes totaled $2,955, $1,518 and $7,456 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s investment in foreign subsidiaries continues to be indefinite in nature; however, the Company may periodically repatriate a portion of these earnings to the extent that it does not incur significant additional tax liability.
The differences between the effective income tax rate and the federal statutory income tax rates for the years ended December 31 are as follows:

	2023	2022	2021
U.S. statutory federal corporate income tax rate	21.0%	21.0%	21.0%
Noncontrolling interest	(6.6)	(6.4)	(18.6)
LLC flow-through structure	15.7	5.4	(70.4)
Non-deductible expenses	(1.1)	—	43.8
State and local income taxes, net of federal benefit	0.2	4.2	11.8
Change in valuation allowance	(29.1)	(0.4)	7.0
Research and other tax credits	0.5	0.3	(4.5)
Organizational Transactions	—	(0.6)	(8.6)
Uncertain tax positions	1.1	(0.9)	(9.0)
Foreign rate differential	(0.2)	—	(0.9)
GAAP impairment	—	(3.5)	—
Stock compensation	(4.0)	—	—
Other	2.4	4.4	2.6
Effective income tax rate	(0.1%)	23.5%	(25.8%)

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes were as follows:

	2023	2022
Deferred tax assets:
Capital loss carryforward	$17,407	$—
Interest	13,374	7,020
Net operating losses and tax credit carryforwards	10,792	18,419
Tax credits	1,567	1,759
Investment in Bioventus LLC	1,221	—
Transaction costs	975	980
Stock-based compensation	947	681
Research & Development	69	63
Fixed assets	18	30
Accrued liabilities	7	6
Other	470	571
Gross deferred tax asset	46,847	29,529
Valuation allowance	(46,007)	(2,536)
Total deferred tax assets	840	26,993
Deferred tax liability:
Investment in Bioventus LLC	—	26,814
Intangibles	2,053	2,427
Gross deferred tax liability	2,053	29,241
Net deferred tax liability	$1,213	$2,248
The valuation allowance is primarily attributable to net operating losses (“NOLs”). The Company considered many factors when assessing the likelihood of future realization of these deferred tax assets, including expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors. The net change in the valuation allowance was $43,471. The valuation allowance at December 31, 2023 is primarily against NOLs, interest carryover and capital loss carryforward. The valuation allowance at December 31, 2022 principally relates to recognizing a full valuation allowance against foreign NOLs.
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
As of December 31, 2023, the Company had approximately $42,422 in U.S. federal NOL carryforwards at its corporate subsidiaries and $1,213 in federal tax credits. Certain US federal NOL carryforwards begin to expire in 2031, while others were generated after the enactment of the Tax Cuts and Jobs Act (the “Act”) and as such do not expire, but can only be utilized to offset up to 80% of taxable income in any given year. The federal tax credits start to expire at various dates beginning in 2026. As of December 31, 2023, the Company had approximately $27,695 in state NOL carryforwards and $354 in state tax credits. If not utilized, some state NOL carryforwards will expire at various dates beginning in 2025.
The Company evaluated its tax positions and had unrecognized tax benefits of $4,725 and $5,883 as of December 31, 2023 and 2022, respectively. The Company had $2,047 and $2,297 accrued for payment of interest and penalties as of December 31, 2023 and 2022, respectively. If the $4,725 of unrecognized tax benefit is recognized, it would not impact the effective tax rate due to the valuation allowance on the Company's net U.S. deferred tax assets. The Company does expect a material decrease of approximately $1,446 in the twelve months following December 31, 2023 in its uncertain tax positions due to various statute expirations during 2024. The Company files U.S. federal income tax returns as well as income tax returns in many United States and foreign jurisdictions. In general, the tax years 2020 - 2023 remain open to examination by the major jurisdictions in which the Company is subject to tax.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the year ended December 31, 2023 follows:

Beginning of the period	$5,883
Additions for current year tax positions	142
Expiration of statutes	(1,300)
End of the period	$4,725
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
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of December 31, 2023, the Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
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
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from 1 month to 9.33 years.

The components of lease cost were as follows for the years ended December 31:

	2023	2022	2021
Operating lease cost	$3,921	$4,557	$3,478
Short-term lease cost(a)	840	691	668
Financing lease cost:
Amortization of finance lease assets	1,175	36	35
Interest on lease liabilities	823	4	1
Total lease cost	$6,759	$5,288	$4,182
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to operating leases were as follows for the years ended December 31:

	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,516	$4,374	$3,616
Operating cash flows from financing leases	$793	$5	$5
Financing cash flows from finance leases	$506	$53	$37

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$344	$4,792	$4,665
Finance lease obligations	$15,567	$—	$114
Supplemental balance sheet and other information related to operating leases were as follows for the years ended December 31:

	2023	2022
Operating lease assets	$13,353	$16,690

Operating lease liabilities- current	$4,057	$3,552
Operating lease liabilities- noncurrent	10,573	14,355
Total operating lease liabilities	$14,630	$17,907

Financing leases
Property, plant and equipment - net	$14,279	$128

Finance lease liabilities - current	$759	$55
Finance lease liabilities - noncurrent	10,386	76
Total financing lease liabilities	$11,145	$131

Weighted average remaining lease term (years):
Operating leases	3.8	4.8
Finance leases	9.3	2.4
Weighted average discount rate:
Operating leases	4.7%	4.8%
Finance leases	8.1%	3.3%

Future maturities of operating and finance lease liabilities are as follows:

	Operating leases	Finance Leases
2024	$4,565	$1,623
2025	4,078	1,617
2026	3,245	1,630
2027	2,619	1,662
2028	1,497	1,696
Thereafter	—	7,753
Total undiscounted cash flows	16,004	15,981
Less imputed interest	(1,374)	(4,836)
Present value of future lease payments	$14,630	$11,145
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
Bioventus stockholder litigation
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina, Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended consolidated complaint. In response to the defendants’ motion to dismiss, the lead plaintiff filed a second amended complaint on July 31, 2023. The defendants moved to dismiss the second amended complaint on August 21, 2023, which the Court granted in part and denied in part on November 6, 2023. The Court dismissed the plaintiff’s Securities Act claims, but allowed the plaintiff’s Exchange Act claims to proceed into discovery.
On October 4, 2023, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Grogan, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:23-CV-01099-RGA (D. Del. 2023). The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On January 12, 2024, the Court agreed to stay this case pending resolution of the Ciarciello case.

On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. The parties are in discussions to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case.
The Company believes the claims alleged in each of the above matters lack merit and intends to defend itself vigorously. The outcome of these matters is not presently determinable, and any loss is neither probable nor reasonably estimable.
Misonix former distributor litigation
On March 23, 2017, Misonix’s former distributor in China, Cicel (Beijing) Science & Technology Co., Ltd., filed a lawsuit against Misonix and certain of its officers and directors in the United States District Court for the Eastern District of New York. The complaint alleged that Misonix improperly terminated its contract with the former distributor. The complaint sought various remedies, including compensatory and punitive damages, specific performance and preliminary and post judgment injunctive relief, and asserted various causes of action, including breach of contract, unfair competition, tortious interference with contract, fraudulent inducement, and conversion. On October 7, 2017, the court granted Misonix’s motion to dismiss each of the tort claims asserted against Misonix, and also granted the individual defendants’ motion to dismiss all claims asserted against them. On January 23, 2020, the court granted Cicel’s motion to amend its complaint, to include claims for alleged defamation and theft of trade secrets in addition to the breach of contract claim. Discovery in the matter ended on August 5, 2021. On January 20, 2022, the court granted Misonix’s summary judgment motion on Cicel’s breach of contract and defamation claims. Cicel’s motion for reconsideration of the court’s summary judgment ruling in Misonix’s favor was dismissed by the Court on April 29, 2022. On July 18, 2022, Cicel voluntarily dismissed the remaining claim for trade secret theft and later filed an appeal to the United States Court of Appeals for the Second Circuit. On March 6, 2024, the Second Circuit Court of Appeals issued its ruling affirming the lower Court’s summary judgment in favor of Misonix in all respects.
Bioness stockholder litigation
On February 8, 2022, a minority shareholder of Bioness filed an action in the Delaware State Court of Chancery in connection with the Company’s acquisition of Bioness, Teuza, a Fairchild Technology Venture Ltd. v. Lindon, et. al., No. 2022-0130 -SG. This action names the former Bioness directors, the Alfred E. Mann Trust (Trust), which was the former majority shareholder of Bioness, the trustees of the Trust and Bioventus as defendants. The complaint alleges, among other things, that the individual directors, the Trust, and the trustees breached their fiduciary duty to the plaintiff in connection with their consideration and approval of the Company’s transaction. The complaint also alleges that the Company aided and abetted the other defendants in breaching their fiduciary duties to the plaintiff and that the Company breached the Merger Agreement by failing to pay the plaintiff its pro rata share of the merger consideration. The Company believes that it is indemnified under the indemnification provisions contained in the Bioness Merger Agreement for these claims. On July 20, 2022, the Company filed a motion to dismiss all claims made against it on various grounds, as did all the other named defendants in the suit. A hearing on Bioness’ and other the defendant’s motions was held before the Court of Chancery on January 19, 2023. On April 27, 2023, the Court issued an order which, among other things, dismissed Bioventus from the case.
Other matters
On November 10, 2021, the Company entered into an asset purchase agreement for a hyaluronic acid (“HA”) product and made an upfront payment of $853. If the Company is able to obtain a Medical Device Regulation Certification for the product $1,707 (the “Milestone Payment”) will be paid to the seller within five days. The Company is also required to pay royalties if certifications are achieved before December 31, 2024. Royalties will be payable through 2026 of 5.0% on the first $569 in sales and 2.5% thereafter. On March 8, 2023, the parties amended the agreement under which the Milestone Payment was reduced to $1,418, of which $709 was paid on January 31, 2024, and the remainder is due upon receipt of the Medical Device Regulation Certification for the product provided that is obtained prior to December 31, 2024. As a result, the Company recorded an intellectual property intangible asset totaling $709 for the initial payment.
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

On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the years ended December 31, 2023, 2022 and 2021 totaled $14,035, $14,712 and $13,300, respectively. These royalties are included in cost of sales within the consolidated statements of operations and comprehensive (loss) income.
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
From time to time, the Company causes letters of credit (“LOCs”) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of December 31, 2023 the Company had three LOCs outstanding for $1,800 and as of December 31, 2022, the Company had one LOC outstanding for a nominal amount.
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
13. Revenue recognition
The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. The following table presents the Company’s net sales disaggregated by major products within each segment as follows for the years ended December 31:

	2023	2022	2021
U.S.
Pain Treatments	$197,954	$194,830	$201,068
Restorative Therapies	116,851	134,214	103,009
Surgical Solutions	135,055	126,207	83,476
Total U.S. net sales	449,860	455,251	387,553

International
Pain Treatments	22,847	21,495	20,539
Restorative Therapies	20,222	20,420	18,563
Surgical Solutions	19,416	14,951	4,243
Total International net sales	62,485	56,866	43,345

Total net sales	$512,345	$512,117	$430,898

14. Segments
The Company’s two reportable segments are U.S. and International. The Company’s products are primarily sold to orthopedists, musculoskeletal and sports medicine physicians, podiatrists, neurosurgeons and orthopedic spine surgeons, as well as to their patients. The Company does not disclose segment information by asset, nor does it disclose transactions between reportable segments, as the CODM does not review or use it to allocate resources or to assess the operating results and financial performance. Transactions between reportable segments are executed in accordance with our transfer pricing arrangements and are eliminated in consolidation and not presented in the measures below. Segment adjusted EBITDA is the segment profitability metric reported to the Company’s CODM for purposes of decisions about allocation of resources to, and assessing performance of, each reportable segment.
The following table presents segment adjusted EBITDA reconciled to (loss) income before income taxes for the years ended December 31:

	2023	2022	2021
Segment adjusted EBITDA
U.S.	$78,668	$56,513	$70,712
International	10,194	12,097	9,915
Interest expense, net	(40,676)	(12,021)	(1,112)
Depreciation and amortization	(57,365)	(55,398)	(34,875)
Acquisition and related costs	(5,694)	(21,731)	(22,964)
Restructuring and succession charges	(2,331)	(7,453)	(3,717)
Equity compensation	(2,722)	(17,585)	4,512
Financial restructuring costs	(7,291)	—	—
Impairments of assets	(78,615)	(10,285)	—
Impairment of goodwill	—	(124,697)	—
Loss on disposal of a business	(1,539)	—	—
Impairments related to variable interest entity	—	—	(7,043)
Other items	(13,740)	(8,465)	(5,940)
(Loss) income before income taxes	$(121,111)	$(189,025)	$9,488
15. Discontinued operations
On February 27, 2023 the Company reached a Settlement Agreement with the Former Securityholders of CartiHeal that resulted in the transfer of 100% of Company’s shares in CartiHeal to a Trustee. Refer to Note 4. Acquisitions and divestitures for further details concerning the CartiHeal Settlement Agreement and its deconsolidation from the Company’s financial statements. CartiHeal had no sales for the year ended December 31, 2022 and December 31, 2023.

The following table summarizes CartiHeal’s major classes of assets and liabilities as reported on the consolidated balance sheets as of December 31, 2022 as the balances were fully deconsolidated as of December 31, 2023:

December 31, 2022
Carrying amounts of major classes of assets included as part of discontinued operations
Cash	$1,628
Restricted cash	23
Other receivables	350
Inventory	642
Prepaid and other current assets	134
Current assets attributable to discontinued operations	2,777
Property and equipment, net	191
Goodwill	6,297
Intangible assets, net	398,873
Operating lease assets	618
Other assets	15
Long-term assets attributable to discontinued operations	405,994
Total assets attributable to discontinued operations	$408,771
Carrying amounts of major liabilities included as part of discontinued operations
Accounts payable	$852
Accrued liabilities	384
Current portion of deferred consideration	117,615
Other current liabilities	236
Current liabilities attributable to discontinued operations	119,087
Deferred income taxes	79,863
Deferred consideration	79,269
Contingent consideration	67,251
Other long-term liabilities	2,528
Long-term liabilities attributable to discontinued operations	228,911
Total liabilities attributable to discontinued operations	$347,998

The following table summarizes the major income and expense line items of these discontinued operations, as reported in the consolidated statements of operations for the years ended December 31:

	2023	2022	2021
Selling, general and administrative expense	$1,728	$472	$—
Research and development expense	396	2,087	—
Change in fair value of contingent consideration(a)	1,710	5,350	—
Depreciation and amortization(a)	4,264	11,405	—
Impairments of assets	—	64,500	—
Operating loss from discontinued operations	(8,098)	(83,814)	—
Interest expense, net(a)	4,889	13,774	—
Other expense (income)(b)	61,442	(22,714)	1,868
Other expense (income)	66,331	(8,940)	1,868
Loss before income taxes	(74,429)	(74,874)	(1,868)
Income tax benefit, net	—	(6,134)	—
Net loss from discontinued operations	(74,429)	(68,740)	(1,868)
Loss attributable to noncontrolling interest — discontinued operations	14,937	13,955	—
Net loss attributable to Bioventus Inc. — discontinued operations	$(59,492)	$(54,785)	$(1,868)
(a)Depreciation and amortization, the change in fair value of contingent consideration and interest expense represent the significant operating non-cash items of discontinued operations.
(b)Other expense includes the $60,639 loss on deconsolidation, of which $10,150 was attributable to non-refundable payments. Total investing cash outflows included these non-refundable payments and $1,356 cash on hand at disposal.
16. Subsequent events
As disclosed in Note 5. Financial Instruments, the Company amended the 2019 Credit Agreement on January 18, 2024 to further modify certain financial covenants applicable to borrowings under the 2019 Credit Agreement. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to October 29, 2025, the Company will be subject to certain additional financial covenants and requirements as set forth in Note 5. Financial instruments.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

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
In connection with the preparation and filing of this Annual Report, the Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s evaluation, our President and Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, the Company’s internal controls over financial reporting were effective.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Changes in Control Environment
As previously reported, we identified a material weakness in internal control related to an ineffective risk assessment in 2022 to identify and assess changes in our business processes and internal control environment related to newly acquired companies and multiple information technology (“IT”) system implementations that occurred. Further, there was a lack of adequate personnel resources in accounting, IT, and other support functions to support simultaneous system implementations and business process integrations for acquired companies, implement appropriate controls for acquired companies and maintain focus on compliance with internal controls for legacy Bioventus processes.
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
In considering these breakdowns in the control environment, Bioventus determined the associated COSO principles requiring further control and action by management were:
(a)Control environment - Establishes structure, authority, and responsibility (COSO Principle 3);
(b)Risk assessment – Identifies and analyzes significant change (COSO Principle 9); and
(c)Monitoring – Conducts ongoing and /or separate evaluations (COSO Principle 16).
These ongoing control deficiencies resulted in certain immaterial restatements of the Company’s financial statements as discussed in our Quarterly Reports on Form 10-Q for the periods ended April 1, 2023, July 1, 2023 and September 30, 2023.
Remediation Measures
During 2023, management implemented our previously disclosed remediation plans including:
(a)Ensuring adequate personnel were in place, taking steps to decrease turnover and driving additional accountability, including: (i) hiring personnel and temporary resources to backfill positions vacated due to employee turnover and adding additional headcount in accounting, finance and IT to expand capacity; (ii) making organizational changes to ensure proper governance and oversight; (iii) implementing certain retention programs to retain key resources; (iv) driving additional accountability for control owners by tying a portion of their performance objectives to successful completion of internal controls;

(b)Enhancing our risk assessment processes to (i) identify and assess changes for acquired companies and IT systems; (ii) prioritize key projects to ensure organizational capacity, with only essential IT projects occurring during 2023; (iii) update our internal control policy that further defines expectations for communication and approval of changes to financially relevant processes and internal controls.
(c)Enhancing tracking of control performance and reinforcing execution rigor by (i) establishing and monitoring monthly internal control metrics compared with target performance; (ii) establishing required quarterly internal control certifications; (iii) providing additional visibility of internal control performance to management and the Audit Committee; (iv) engaging third-party consultants to perform an Accounting Transformation & Integration Assessment (“Project Action”) that enhanced processes and use of existing systems for financially relevant processes which allow for more time for internal control execution; (vi) meeting weekly with leadership to discuss actions needed to successfully close internal control deficiencies identified; (v) updating and/or developing standard operating procedures to further document process and control performance for use in day-to-day execution and when training new employees.
During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented and remediated controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2023.
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
Remediation Measures
We have designed and implemented new processes and enhanced controls to address the underlying causes of the material weakness related to the rebates accrual, including:
•Refining the estimation method for calculating the rebates accruals, including enhancing the precision of the controls;
•Implementing enhanced status tracking and introduced new controls to ensure that rebates invoices from third-party payers are received and reviewed timely; and
•Increasing rigor of documenting key conversations with payers.
The Company implemented and enhanced the precision of procedures to ensure the completeness and accuracy of key reports and information used in the rebates accrual and further enhanced supporting documentation for control performance.
During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the enhanced controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2023.
We believe the implementations and continued operation of the actions described above with respect to our control environment and rebates accrual processes are sufficient to remediate our previously identified material weaknesses and strengthen our internal control over financial reporting.
When considered in the aggregate, the previously identified material weaknesses no longer create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, management concluded that the deficiencies no longer represent a material weakness in our internal control over financial reporting, and that disclosure controls and procedures were effective, at the reasonable assurance level, as of December 31, 2023.

The President and Chief Executive Officer and Chief Financial Officer believe that the financial statements and related financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our balance sheets, statements of operations and comprehensive (loss) income, statement of changes in stockholders’ equity and statements of cash flows as of and for the periods presented.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for changes to controls resulting from the material weaknesses described above.
Attestation Report of Independent Registered Public Accounting Firm
This Annual Report does not include an attestation report on our internal control over financial reporting of our registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.
Item 9B. Other Information.
During the quarter ended December 31, 2023, none of our directors or officers (as defined in rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
The following table sets forth information regarding our directors as of March 1, 2024:

Name	Age	Position(s)
Robert E. Claypoole	52	President, Chief Executive Officer and Director
William A. Hawkins	70	Director, Chairperson
John A. Bartholdson	53	Director
Patrick J. Beyer	58	Director
Philip G. Cowdy	56	Director
Mary Kay Ladone	57	Director
Michelle McMurry-Heath	54	Director
Guido J. Neels	75	Director
Guy P. Nohra	63	Director
Martin P. Sutter	68	Director
Susan M. Stalnecker	71	Director
Robert Claypoole joined Bioventus as our President, Chief Executive Officer and a director in January 2024. Please see Mr. Claypoole’s biography set forth in Part I, Item 1. Business—Information about our Executive Officers of this Annual Report.
William A. Hawkins has served as a member of our Board since September 2020 and as Chairperson of our Board since September 2020. Mr. Hawkins is a Senior Advisor to EW Healthcare Partners, a leading private equity firm investing in life sciences. From October 2011 to July 2015, Mr. Hawkins served as President and Chief Executive Officer of Immucor, Inc., a leading provider of transfusion and transplantation diagnostic products worldwide. Prior to that, Mr. Hawkins served in positions of increasing responsibility at Medtronic, Inc., a prominent medical technology company, from January 2001 to June 2011, most recently serving as its Chief Executive Officer from November 2007 to June 2011. Mr. Hawkins served as President and Chief Executive Officer of Novoste Corporation, a global leader in the field of vascular brachytherapy, from 1988 to 2002 and has also held several senior leadership positions at American Home Products (now known as Wyeth, LLC), Johnson & Johnson, Guidant Corp. and Eli Lilly and Co. Mr. Hawkins served as a member of the board of managers of BV LLC from January 2016 until the time of our IPO. Mr. Hawkins also currently serves on the board of directors of Biogen Inc. and MiMedx Group Inc., each a public biopharmaceutical company; and Baebies, Inc., Cirtec Medical Corp., Enterra Medical and Virtue Labs, LLC, each a privately-held life science company. Mr. Hawkins serves on the compensation committee of Biogen and chairs the ethics and compliance committee of MiMedx. Mr. Hawkins previously served on the Board of Directors of Avanos Medical, Inc. from 2015 to April 2021 and Immunor, Inc. from 2015 to 2023. Mr. Hawkins served on the Duke University Board of Trustees from 2011 to 2023, where he held the position of Vice Chair, and was recently appointed Duke University Trustee Emeritus. Mr. Hawkins also previously served as the Chair of the Duke University Health System board of directors. He is currently a member of the board of directors of the North Carolina Biotechnology Center and the Focused Ultrasound Foundation Society. Mr. Hawkins holds a Master of Business Administration from the University of Virginia Darden School of Business and received a Bachelor of Science in electrical and biomedical engineering from Duke University. Mr. Hawkins was selected to serve on our Board because of his experience in and knowledge of the life science industry.

John A. Bartholdson was appointed as a member of our Board in January 2023 and his appointment became effective January 8, 2023. Mr. Bartholdson is the co-founder and has been a Partner of Juniper Investment Company, a private investment management firm that invests in publicly traded and private companies through concentrated ownership positions since its inception in 2007. Mr. Bartholdson has 25 years of experience leading and overseeing private and public equity investments. His experience includes extensive management oversight, service on multiple public and private company boards, and deep transactional expertise. Mr. Bartholdson presently serves as the Chairman of the board of directors of Theragenics Corporation, a medical device company serving the surgical products and prostate cancer treatment markets. From 2019, he has been a member of the board of directors of Lincoln Educational Services Corporation, a public company and a leading provider of career education and training services, and presently serves on its Compensation, Audit and Nominating and Corporate Governance Committees. Previously, he served as a member of the board of directors of Obagi Medical Products, Inc., a public specialty pharmaceutical company, until its acquisition by Valeant Pharmaceuticals in 2013. In addition, Mr. Bartholdson has previously served on the board of directors of numerous private companies. Mr. Bartholdson was a Partner of Stonington Partners, where he worked from 1997 to 2011. Prior to that, he was an analyst at Merrill Lynch Capital Partners from 1992 to 1994. Mr. Bartholdson received his Bachelor of Arts from Duke University and his Master of Business Administration from Stanford Graduate School of Business. Mr. Bartholdson was selected to serve on our board because of his significant governance, finance, and transactional experience on multiple public and private company boards.
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
Susan M. Stalnecker has served as a member of our Board since September 2020. Ms. Stalnecker has been a Senior Advisor at Boston Consulting Group, a global management consulting firm, since March 2016. Ms. Stalnecker served as Vice President of E.I. duPont de Nemours and Co. (now known as DuPont de Nemours, Inc., or DuPont), a diversified science and innovations public company and leader in the fields of healthcare, electronics and transportation, from December 1976 until she retired in 2016. During her nearly 40-year career at DuPont, Ms. Stalnecker served in several senior leadership roles including Vice President, Treasurer & M&A; Vice President, Risk Management; Vice President, Government and Consumer Markets; and Vice President, Productivity & Shared Services. Ms. Stalnecker served as a member of the board of managers of BV LLC from November 2018 until the time of our IPO. Ms. Stalnecker also currently serves on the board of directors of Leidos Holding, Inc. and Optimum Funds McQuairie. She also serves on the audit & finance committee of Leidos Inc. and the audit committee of Optimum Funds McQuairie. From 2009 to 2023, Ms. Stalnecker served on the Board of Trustees of the Duke Health System, where she was a member of the compliance, audit and finance committees. Ms. Stalnecker holds a Master of Business Administration from The Wharton School of the University of Pennsylvania and received her Bachelor of Arts from Duke University. Ms. Stalnecker was selected to serve on our Board because of her extensive experience as a financial expert, her investment experience, and her service as a director of other public companies.
Additional information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors,” “Corporate Governance” and “Committees of the Board” contained in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
The information required by this Item concerning our Audit and Risk Committee is incorporated by reference from the section captioned “Committees of the Board-Audit and Risk Committee” contained in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Code of compliance and ethics
We have adopted a written code of compliance and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on our website, www.bioventus.com. In addition, we intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of the code.
The information required by this Item concerning our executive officers is set forth at the end of Part I of this Annual Report.
The information required by this Item, if any, concerning compliance with Section 16(a) of the Exchange Act will be incorporated by reference from the section captioned “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 11.     Executive Compensation.
The information required by this Item is incorporated by reference from the section captioned “Executive and Director Compensation” contained in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the section captioned “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” contained in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference from the section captioned “Report of the Audit and Risk Committee of the Board of Directors” contained in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statements. See the table of contents under Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K above for the list of financial statements filed as part of this report.
(b)Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of March 30, 2021, by and among Bioventus LLC, Bioness Inc., Perseus Intermediate, Inc., Perseus Merger Sub, Inc., Alfred E. Mann Living Trust and Mann Group, LLC.	8-K	001-37844	10.1	3/31/2021

2.2	Agreement and Plan of Merger, dated July 29, 2021, by and among Bioventus Inc., Oyster Merger Sub I, Inc., Oyster Merger Sub II, LLC and Misonix, Inc.	8-K	001-37844	2.1	7/29/2021

2.3	Asset Purchase Agreement, dated as of May 10, 2023, by and among Misonix, LLC, Solsys Medical, LLC, Bioventus LLC and LifeNet Health.	8-K	001-37844	2.1	5/16/2023

3.1	Amended and Restated Certificate of Incorporation of Bioventus Inc.	8-K	001-37844	3.1	2/17/2021

3.2	Amended and Restated Bylaws of Bioventus Inc.	8-K	001-37844	3.2	2/17/2021

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-252238	4.1	1/20/2021

4.2	Description of Capital Stock.	10-K	001-37844	4.2	3/26/2021

10.1	Tax Receivable Agreement, dated as of February 16, 2021, by and among Bioventus Inc., Bioventus LLC and its Members.	8-K	001-37844	10.2	2/17/2021

10.2	Registration Rights Agreement, dated February 16, 2021, by and among Bioventus Inc. and the Original LLC.	8-K	001-37844	10.3	2/17/2021

10.3	Second Amended and Restated Limited Liability Company Agreement of Bioventus LLC dated as of February 16, 2021.	8-K	001-37844	10.1	2/17/2021

10.4	Stockholders Agreement, dated February 16, 2021, by and among Bioventus Inc., Bioventus LLC and the Principal Stockholders.	8-K	001-37844	10.4	2/17/2021

10.5†	Amended and Restated License Agreement, dated as of December 9, 2016, by and between Bioventus LLC, Q-Med AB and Nestlé Skin Health S.A.	S-1	333-252238	10.5	1/20/2021

10.6†	Amended and Restated Supply Agreement, dated as of December 9, 2016, by and between Bioventus LLC and Q-Med AB.	S-1	333-252238	10.6	1/20/2021

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.7†	Exclusive License, Supply and Distribution Agreement, dated as of February 9, 2016, by and between IBSA Institut Biochimique SA (Switzerland) and Bioventus LLC.	S-1	333-252238	10.7	1/20/2021

10.7(a)†	Amendment No. 1 to Exclusive License, Supply and Distribution Agreement, dated as of December 31, 2018, by and between IBSA Institut Biochimique SA (Switzerland) and Bioventus LLC.	S-1	333-252238	10.7(a)	1/20/2021

10.7(b)†	Amendment No. 2 to Exclusive License, Supply and Distribution Agreement, dated as of December 31, 2020, by and between IBSA Institut Biochimique SA (Switzerland) and Bioventus LLC.	S-1/A	333-252238	10.7(b)	2/4/2021

10.8	Credit and Guaranty Agreement, dated as of December 6, 2019, by and among Bioventus LLC, certain Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent and the lenders and other financial institutions party thereto.	S-1	001-37844	10.11	1/20/2021

10.8(a)	Amendment No. 1 to Credit and Guaranty Agreement, dated as of August 29, 2021, by and among Bioventus LLC, certain Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions party thereto.	10-Q	001-37844	10.1	11/10/2021

10.8(b)	Amendment No. 2 to Credit and Guaranty Agreement, dated as of October 29, 2021, by and among Bioventus LLC, Oyster Merger Sub I, LLC, Oyster Merger Sub II, LLC, Misonix, Inc., certain Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions party thereto.	8-K	001-37844	10.1	10/29/2021

10.8(c)	Amendment No. 3 to Credit and Guaranty Agreement between Bioventus LLC, Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent, dated July 11, 2022.	8-K	001-37844	10.1	7/12/2022

10.8(d)	Amendment No. 4 to Credit and Guaranty Agreement between Bioventus LLC, Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent, dated March 31, 2023.	10-K	001-37844	10.8(d)	3/31/2023

10.8(e)	Amendment No. 5 to Credit and Guaranty Agreement between Bioventus LLC, Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders and other financial institutions party thereto, dated January 18, 2024.	8-K	001-37844	10.1	1/19/2024

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.9^	Director Offer Letter, dated as of December 11, 2015, by and between Bioventus LLC and William A. Hawkins.	S-1	333-252238	10.33	1/20/2021

10.10^	Director Offer Letter, dated as of October 3, 2018, by and between Bioventus LLC and Susan M. Stalnecker.	S-1	333-252238	10.38	1/20/2021

10.11^	Phantom Profits Interest Plan Award Agreement, dated as of June 25, 2020, by and between Bioventus LLC and Kenneth M. Reali.	S-1	333-252238	10.42	1/20/2021

10.12^	Option Letter, dated as of July 30, 2020, by and between Bioventus LLC and Kenneth M. Reali.	S-1	333-252238	10.43	1/20/2021

10.13^	Bioventus Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-252238	10.44	2/4/2021

10.14^	Bioventus Inc. 2021 Equity Incentive Plan.	10-Q	001-37844	10.3	8/12/2022

10.15^	Form of Notice of Stock Option Grant and Stock Option Agreement.	S-1/A	333-252238	10.47	2/10/2021

10.16^	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-1/A	333-252238	10.48	2/10/2021

10.17^	Bioventus Inc. Non-Employee Director Compensation Policy.	S-1/A	333-252238	10.51	2/10/2021

10.18^	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and Kenneth Reali.	S-1/A	333-252238	10.52	2/10/2021

10.19^	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and Anthony D’Adamio.	S-1/A	333-252238	10.55	2/10/2021

10.20^	Form of Indemnification Agreement.	S-1/A	333-252238	10.46	2/4/2021

10.21	Lease Agreement, dated November 17, 2021, between Bioventus LLC and 7101 Goodlett Farms Parkway, LLC.	8-K	001-37844	10.1	11/22/2021

10.22^	Revised Employment Agreement, dated as of February 14, 2022, by and among Bioventus Inc., Bioventus LLC and Mark Singleton.	8-K	001-37844	10.1	2/28/2022

10.23^	Bioventus Inc. Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement Inducement Award.	S-8	333-264050	99.1	4/1/2022

10.24^	Bioventus Inc. Notice of Stock Option Grant Inducement Award.	S-8	333-264050	99.2	4/1/2022

10.25	Option and Equity Purchase Agreement, between Bioventus LLC, CartiHeal (2009) Ltd., Elron Electronic Industries Ltd., dated July 15, 2020.	S-1	333-252238	10.10	1/20/2021

10.25(a)	Amendment to Option and Equity Purchase Agreement, between Bioventus LLC, CartiHeal (2009) Ltd., Elron Ventures Ltd. and dated June 17, 2022.	8-K	001-37844	10.1	6/22/2022

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.26^	Settlement Agreement by and among CartiHeal (2009) Ltd., Bioventus LLC, Elron Ventures Ltd., and certain other parties detailed therein, dated February 27, 2023.	10-Q	001-37844	10.3	5/16/2023

10.27†	Amended and Restated Exclusive Distribution Agreement No. 2, between Bioventus LLC and Seikagaku Corporation and dated as of December 22, 2020.	S-1	333-252238	10.9	1/20/2021

10.28^	Consulting Agreement between Alessandra Pavesio and Bioventus LLC, dated as of January 1, 2023.	10-Q	001-37844	10.1	5/16/2023

10.29^	Separation Agreement and Release between Kenneth Reali and Bioventus Inc., dated April 4, 2023.	8-K	001-37844	10.1	4/5/2023

10.30^	Employment Agreement between Anthony P. Bihl III and Bioventus Inc., dated as of April 5, 2023.	8-K/A	001-37844	10.1	4/11/2023

10.31^	Bioventus Inc. 2023 Retention Equity Award Plan.	8-K	001-37844	10.1	6/9/2023

10.32^	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	8-K	001-37844	10.2	6/9/2023

10.33^	Employment Agreement, between Robert E. Claypoole and Bioventus Inc., dated as of December 19, 2023.	8-K	001-37844	10.1	12/21/2023

10.34^	Form of Bioventus Inc. Inducement Award - Restricted Stock Unit Agreement.	8-K	001-37844	10.2	12/21/2023

10.35^	Form of Bioventus Inc. Inducement Award - Option Agreement.	8-K	001-37844	10.3	12/21/2023

21.1	Listing of Subsidiaries					*

23.1	Consent of Grant Thornton LLP (Bioventus Inc.).					*

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97.1	Bioventus Inc. Compensation Recovery Policy, dated September 7, 2023.					*

99.1	List of patents and pending patent applications directed to Bioventus Inc.’s material products.					*

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 10					***
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

BIOVENTUS INC.

	By:	/s/	Robert E. Claypoole
		Name:	Robert E. Claypoole
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)
March 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Robert E. Claypoole	March 12, 2024	President, Chief Executive Officer and Director (Principal Executive Officer)
Robert E. Claypoole

/s/ Mark L. Singleton	March 12, 2024	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Mark L. Singleton

/s/ William A. Hawkins III	March 12, 2024	Chairman
William A. Hawkins III

/s/ John A. Bartholdson	March 12, 2024	Director
John A. Bartholdson

/s/ Patrick J. Beyer	March 12, 2024	Director
Patrick J. Beyer

/s/ Philip G. Cowdy	March 12, 2024	Director
Philip G. Cowdy

/s/ Mary Kay Ladone	March 12, 2024	Director
Mary Kay Ladone

/s/ Michelle McMurry-Heath	March 12, 2024	Director
Michelle McMurry-Heath

/s/ Guido J. Neels	March 12, 2024	Director
Guido J. Neels

/s/ Guy P. Nohra	March 12, 2024	Director
Guy P. Nohra

/s/ Susan M. Stalnecker	March 12, 2024	Director
Susan M. Stalnecker

/s/ Martin P. Sutter	March 12, 2024	Director
Martin P. Sutter