Form 10-Q
period 2024-03-30
Bioventus Inc.
filed 2024-05-07
CIK 1665988

‘ m`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of April 30, 2024, there were 63,827,617 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to "Bioventus," "we," "us," "our," "the Company," and similar references refer to Bioventus Inc. and its consolidated subsidiaries, including Bioventus LLC (“BV LLC”).
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements regarding our business strategy, including, without limitation, expectations relating to our integration of Misonix and Bioness, potential acquisitions, expected expansion of our pipeline and research and development investment, cost savings initiatives, new therapy launches, expected timelines for clinical trial results and other development milestones, expected contractual obligations and capital expenditures, recent dispositions of non-core assets, our domestic and international operations and expected financial performance and condition, and impacts of the COVID-19 pandemic, inflation and ongoing conflicts in Israel. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things: the risk that previously identified material weaknesses or new material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner; we might not be able to continue to fund our operations for at least the next twelve months as a going concern; we might not meet certain of our debt covenants under our Credit Agreement and might be required to repay our indebtedness; risks associated with the disposition of our Wound Business and expected impacts on our business; restrictions on operations and other costs associated with our indebtedness; our ability to complete acquisitions or successfully integrate new businesses, products or technologies in a cost-effective and non-disruptive manner; we maintain cash at financial institutions, often in balance that exceed federally insured limits; we are subject to securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; we may be unable to successfully commercialize newly developed or acquired products or therapies in the United States; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; the proposed down classification of non-invasive bone growth stimulators, including our Exogen system, by the U.S. Food and Drug Administration (“FDA”) could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of Exogen; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products, the procedures using our products, such as our hyaluronic acid (“HA”) viscosupplements, or future products we may seek to commercialize; pricing pressure and other competitive factors; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; if our HA products are reclassified from medical devices to drugs in the United States by the FDA, it could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; issues relating to the supply of our products, potential supply chain disruptions, and the increased cost of parts and components used to manufacture our products due to inflation; our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture certain of our products; economic, political, regulatory and other risks related to international sales, manufacturing and operations; failure to maintain contractual relationships; security breaches, unauthorized disclosure of information, denial of service attacks or the perception that confidential information in our possession is not secure; failure of key information technology and communications systems, process or sites; risks related to our debt and future capital needs; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; the FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; if clinical studies of our future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; legislative or regulatory reforms; our business may continue to experience adverse impacts as a result of the COVID-19 pandemic or similar epidemics; risks related to intellectual property matters; and other important factors described in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as may be further updated from time to time in our other filings with the SEC. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Bioventus Inc.
Consolidated Condensed Statements of Operations and Comprehensive Loss
Three Months Ended March 30, 2024 and April 1, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$129,457	$119,059
Cost of sales (including depreciation and amortization of $10,025 and $14,339, respectively)	41,077	45,140
Gross profit	88,380	73,919
Selling, general and administrative expense	78,406	80,858
Research and development expense	2,597	3,771
Restructuring costs	—	317
Change in fair value of contingent consideration	295	287
Depreciation and amortization	1,755	2,129
Impairments of assets	—	78,615
Operating income (loss)	5,327	(92,058)
Interest expense, net	10,339	9,694
Other expense (income)	63	(1,588)
Other expense	10,402	8,106
Loss before income taxes	(5,075)	(100,164)
Income tax expense (benefit), net	907	(146)
Net loss from continuing operations	(5,982)	(100,018)
Loss from discontinued operations, net of tax	—	(74,429)
Net loss	(5,982)	(174,447)
Loss attributable to noncontrolling interest - continuing operations	1,412	20,360
Loss attributable to noncontrolling interest - discontinued operations	—	14,937
Net loss attributable to Bioventus Inc.	$(4,570)	$(139,150)

Net loss	$(5,982)	$(174,447)
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustments	(585)	657
Comprehensive loss	(6,567)	(173,790)
Comprehensive loss attributable to noncontrolling interest - continuing operations	1,528	20,226
Comprehensive loss attributable to noncontrolling interest - discontinued operations	—	14,937
Comprehensive loss attributable to Bioventus Inc.	$(5,039)	$(138,627)

Loss per share of Class A common stock from continuing operations, basic and diluted:	$(0.07)	$(1.28)
Loss per share of Class A common stock from discontinued operations, basic and diluted:	—	(0.96)
Loss per share of Class A common stock, basic and diluted	$(0.07)	$(2.24)

Weighted-average shares of Class A common stock outstanding, basic and diluted:	63,380,187	62,124,752

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Balance Sheets as of March 30, 2024 and December 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

	March 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,173	$36,964
Accounts receivable, net	125,541	122,789
Inventory	97,005	91,333
Prepaid and other current assets	18,184	16,913
Total current assets	265,903	267,999
Property and equipment, net	34,532	36,605
Goodwill	7,462	7,462
Intangible assets, net	470,668	482,350
Operating lease assets	12,462	13,353
Investment and other assets	3,211	3,141
Total assets	$794,238	$810,910

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,099	$23,038
Accrued liabilities	113,605	119,795
Current portion of long-term debt	35,811	27,848
Other current liabilities	4,806	4,816
Total current liabilities	173,321	175,497
Long-term debt, less current portion	355,430	366,998
Deferred income taxes	1,294	1,213
Contingent consideration	18,445	18,150
Other long-term liabilities	28,316	27,934
Total liabilities	576,806	589,792
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of March 30, 2024 and December 31, 2023, 63,672,170 and 63,267,436 shares issued and outstanding as of March 30, 2024 and December 31, 2023, respectively	64	63
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of March 30, 2024 and December 31, 2023	16	16
Additional paid-in capital	496,977	494,254
Accumulated deficit	(326,106)	(321,536)
Accumulated other comprehensive income	325	794
Total stockholders’ equity attributable to Bioventus Inc.	171,276	173,591
Noncontrolling interest	46,156	47,527
Total stockholders’ equity	217,432	221,118
Total liabilities and stockholders’ equity	$794,238	$810,910
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
Three Months Ended March 30, 2024 and April 1, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

Three Months Ended March 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2023	63,267,436	$63	15,786,737	$16	$494,254	$794	$(321,536)	$47,527	$221,118
Issuance of Class A common stock for equity plans	404,734	1	—	—	289	—	—	—	290
Net loss	—	—	—	—	—	—	(4,570)	(1,412)	(5,982)
Change in noncontrolling interest allocation	—	—	—	—	319	—	—	(319)	—
Equity based compensation	—	—	—	—	2,115	—	—	476	2,591
Translation adjustment	—	—	—	—	—	(469)	—	(116)	(585)
Balance at March 30, 2024	63,672,170	$64	15,786,737	$16	$496,977	$325	$(326,106)	$46,156	$217,432

Three Months Ended April 1, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2022	62,063,014	$62	15,786,737	$16	$490,576	$(110)	$(165,306)	$86,984	$412,222
Issuance of Class A common stock for equity plans	444,903	1	—	—	360	—	—	(277)	84
Net loss	—	—	—	—	—	—	(139,150)	(35,297)	(174,447)
Equity based compensation	—	—	—	—	1,539	—	—	307	1,846
Translation adjustment	—	—	—	—	—	523	—	134	657
Balance at April 1, 2023	62,507,917	$63	15,786,737	$16	$492,475	$413	$(304,456)	$51,851	$240,362

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Cash Flows
Three Months Ended March 30, 2024 and April 1, 2023
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating activities:
Net loss	$(5,982)	$(174,447)
Less: Loss from discontinued operations, net of tax	—	(74,429)
Loss from continuing operations	(5,982)	(100,018)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	11,785	16,473
(Benefit) provision for expected credit losses	(976)	1,079
Equity-based compensation	2,591	1,846
Change in fair value of contingent consideration	295	287
Deferred income taxes	81	(2,664)
Impairment of assets	—	78,615
Unrealized loss on foreign currency fluctuations	377	747
Other, net	581	224
Changes in operating assets and liabilities:
Accounts receivable	(1,958)	13,162
Inventories	(4,070)	(5,294)
Accounts payable and accrued expenses	(7,332)	2,331
Other current and noncurrent assets and liabilities	(1,397)	(2,129)
Net cash from operating activities - continuing operations	(6,005)	4,659
Net cash from operating activities - discontinued operations	—	(2,169)
Net cash from operating activities	(6,005)	2,490
Investing activities:
Purchase of property and equipment	(291)	(3,560)
Investments and acquisition of distribution rights	(709)	—
Net cash from investing activities - continuing operations	(1,000)	(3,560)
Net cash from investing activities - discontinued operations	—	(11,506)
Net cash from investing activities	(1,000)	(15,066)
Financing activities:
Proceeds from issuance of Class A common stock	177	84
Borrowing on revolver	—	49,000
Payment on revolver	—	(20,000)
Debt refinancing costs	(1,180)	(1,668)
Payments on long-term debt	(3,056)	—
Other, net	(183)	(36)
Net cash from financing activities	(4,242)	27,380
Effect of exchange rate changes on cash	(544)	461
Net change in cash, cash equivalents and restricted cash	(11,791)	15,265
Cash, cash equivalents and restricted cash at the beginning of the period	36,964	31,837
Cash, cash equivalents and restricted cash at the end of the period	$25,173	$47,102
Supplemental disclosure of noncash investing and financing activities
Accounts payable for purchase of property, plant and equipment	$218	$—

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
The Company is focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing processes. The Company is headquartered in Durham, North Carolina and has approximately 995 employees.
Interim periods
The Company reports quarterly interim periods on a 13-week basis within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Each quarter ends on the Saturday closest to calendar quarter-end, with the exception of the fourth quarter, which ends on December 31. The 13-week quarterly periods for fiscal year 2024 end on March 30, June 29 and September 28. Comparable periods for 2023 ended on April 1, July 1 and September 30. The fourth and first quarters may vary in length depending on the calendar year.
Unaudited interim financial information
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, and the adjustments discussed in Note 1. Organization) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by U.S. GAAP.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. In 2024, the Company reclassified revenue and expense of the SonicOne Ultrasonic Cleansing and Debridement Systems (“SonicOne”) from the Restorative Therapies to the Surgical Solutions business. The reclassification of SonicOne activity effected prior presentation of disaggregated revenue by business, refer to Note 12. Revenue recognition for further details. The reclassification had no effect on previously reported total revenues, net loss, other comprehensive loss, stockholders’ equity or cash flows. Unless otherwise noted, all financial information in the unaudited consolidated condensed financial statements reflects the Company’s results from continuing operations.

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
Emerging Growth Company and Smaller Reporting Company Status
The Company is an “emerging growth company,” pursuant to the provisions of the Jumpstart Our Business Startups Act (the “JOBS ACT”). An emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has chosen to “opt out” of such extended transition periods, and as a result, the Company plans to comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
The Company is also considered a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), which was determined as of the last day of the Company’s second fiscal quarter of 2023. The Company will continue to be categorized as a smaller reporting company-accelerated filer until the Company’s public float reaches a certain threshold. The Company may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.
Recent accounting pronouncements
In addition to being a smaller reporting and an emerging growth company, the Company also is an accelerated filer under SEC rules and regulations. Therefore, required effective dates for adopting new or revised accounting standards are generally earlier than when smaller reporting companies and emerging growth companies who are not accelerated filers are required to adopt.
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
Accounts receivable, net of allowances, consisted of the following as of:

	March 30, 2024	December 31, 2023
Accounts receivable	$128,670	$127,008
Less: Allowance for credit losses	(3,129)	(4,219)
	$125,541	$122,789
Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on aging of the account receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base with no single customer representing ten percent or more of sales. The Company has one customer representing approximately 18.7% and 16.0% of the accounts receivable balance as of March 30, 2024 and December 31, 2023, respectively. Historically, the Company’s reserves have been adequate to cover credit losses.
Changes in credit losses were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Beginning balance	$(4,219)	$(7,022)
Benefit (provision) for expected credit losses	976	(1,079)
Write-offs	223	286
Recoveries	(109)	(484)
Disposition	—	898
Ending balance	$(3,129)	$(7,401)
Inventory
Inventory consisted of the following as of:

	March 30, 2024	December 31, 2023
Raw materials and supplies	$25,690	$21,062
Finished goods	71,315	70,271
	97,005	91,333
Accrued liabilities
Accrued liabilities consisted of the following as of:

	March 30, 2024	December 31, 2023
Gross-to-net deductions	$63,891	$59,592
Bonus and commission	13,869	19,437
Compensation and benefits	6,341	9,709
Accrued interest	6,451	6,606
Income and other taxes	5,017	4,749
Other liabilities	18,036	19,702
	$113,605	$119,795

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
The Company evaluated the Wound Business for impairment prior to its sale and recorded a $78,615 impairment within the consolidated condensed statements of operations and comprehensive loss during the three months ended April 1, 2023 as a result of this evaluation to reduce the intangible assets of the Disposal Group to reflect their respective fair values less any costs to sell. The fair value of the Disposal Group’s intangibles was determined based on the consideration received for the Wound Business.
CartiHeal (2009) Ltd.
On July 12, 2022, the Company completed the acquisition of 100% of the remaining shares in CartiHeal (2009) Ltd. (“CartiHeal”), a developer of the proprietary Agili-C implant for the treatment of joint surface lesions in traumatic and osteoarthritic joints. On February 27, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with Elron Ventures Ltd. (“Elron”), as representative of CartiHeal’s former securityholders (the “Former Securityholders”). Pursuant to the Settlement Agreement, Elron, on behalf of the Former Securityholders, agreed to forbear from initiating any legal action or proceedings related to non-payment of any obligations including deferred purchase price and contingent consideration totaling $215,000 and $135,000, respectively, under the Company’s previous agreements to purchase CartiHeal from the Former Securityholders.
Pursuant to the Settlement Agreement, the Company also transferred 100% of its shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the Former Securityholders and made a one-time non-refundable payment of $10,150 to Elron to be used for purposes set forth in the Settlement Agreement. Given that upon execution of the Settlement Agreement, the Company had no ownership interest or voting rights in CartiHeal, the Company concluded that it had ceased to control CartiHeal for accounting purposes, and therefore, deconsolidated CartiHeal effective February 27, 2023. CartiHeal was part of the Company’s international reporting segment and the Company treated the deconsolidation of CartiHeal as a discontinued operation. The loss on disposal was $60,639 and was recorded within discontinued operations, net of tax within the consolidated condensed statements of operations and comprehensive loss for the three months ended April 1, 2023. Refer to Note 14. Discontinued operations for further information regarding the impact of CartiHeal on the Company’s consolidated condensed financial statements for the three months ended April 1, 2023.
4. Financial instruments
Long-term debt consisted of the following as of:

	March 30, 2024	December 31, 2023
Amended Term Loan due October 2026 (9.82% at March 30, 2024)	$379,392	$382,448
Revolver due October 2025 (9.82% at March 30, 2024)	15,000	15,000
Less:
Current portion of long-term debt	(35,811)	(27,848)
Unamortized debt issuance cost	(1,616)	(917)
Unamortized discount	(1,535)	(1,685)
	$355,430	$366,998

Amended Term Loan
On December 6, 2019, the Company entered into a Credit and Guaranty Agreement (the “2019 Credit Agreement”) that was comprised of a $200,000 term loan (the “Original Term Loan”) and a $50,000 revolving facility (the “Revolver”). The Company amended the 2019 Credit Agreement on August 29, 2021, and then again on October 29, 2021 in connection with the acquisition of Misonix, Inc., in which the Company prepaid $80,000 on the Original Term Loan. The 2019 Credit Agreement, as amended, subsequent to the prepayment, was comprised of a $360,750 term loan (“Term Loan”) and the Revolver.
On July 11, 2022, the Company further amended the 2019 Credit Agreement in conjunction with the acquisition of CartiHeal (the “CartiHeal Acquisition”). Pursuant to that amendment, an $80,000 term loan facility (the “July 2022 Term Loan” and, together with the Term Loan, the “Term Loan Facilities”) was extended to the Company to be used for: (i) the financing of the CartiHeal Acquisition; (ii) the payment of related fees and expenses; (iii) repayment of the draws made on the Revolver; and (iv) working capital needs and general corporate purposes of the Company, including without limitation for permitted acquisitions.
On March 31, 2023, the Company entered into an additional amendment to the 2019 Credit Agreement to, among other things, modify certain financial covenants, waive covenant noncompliance at December 31, 2022, and to modify interest rates applicable to borrowings under the 2019 Credit Agreement.
On January 18, 2024 (the “Closing Date”), the Company further amended the 2019 Credit Agreement (collectively, with the August 2021, October 2021, July 2022 and March 2023 amendments, the “Amended 2019 Credit Agreement”), to further modify certain financial covenants under the 2019 Credit Agreement. The Company was in compliance as of March 30, 2024 with the financial covenants as stated within the 2019 Credit Agreement.
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
The Amended 2019 Credit Agreement contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of Bioventus LLC’s equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of assets of Bioventus LLC and its subsidiaries, as well as limitations on making changes to the business and organizational documents of Bioventus LLC and its subsidiaries. Financial covenant requirements include a maximum debt leverage ratio and an interest coverage ratio. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to the delivery of financial statements of the Company for the fiscal quarter ending October 29, 2025, the Company will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10,000 as of the end of each calendar month during such period. The Term Loan Facilities will mature on October 29, 2026. The Revolver will mature on October 29, 2025.
The January 2024 amendment had deferred financing costs of $1,180, of which $325 was recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss and $855 was capitalized on the consolidated condensed balance sheets during the three months ended March 30, 2024. The March 2023 amendment had deferred financing costs of $3,661, of which $1,617 was recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss and $2,044 was capitalized on the consolidated condensed balance sheets during the three months ended April 1, 2023. There were no losses on debt refinancing and modification as a result of either the January 2024 or March 2023 amendments.
As of March 30, 2024, $376,241 was outstanding on the Term Loan Facilities, net of original issue discount of $1,535 and deferred financing costs of $1,616. As previously discussed in Note 3. Acquisitions and divestitures, the Company made a prepayment of $30,000 on its Term Loan Facilities with the proceeds from the Wound Business divestiture during the second quarter of 2023. Capitalized deferred fees are amortized to interest expense on a straight-line basis over the term of the Term Loan Facilities, which approximates the effective interest method. Interest expense includes deferred cost amortization of $381 and $223 for the three months ended March 30, 2024 and April 1, 2023, respectively.
The estimated fair value of the Term Loan Facilities was $380,341 as of March 30, 2024. The fair value of these obligations was determined based on the midpoint of the Bloomberg Valuation. This is classified as a Level 2 instruments within the fair value hierarchy.

Revolver and Letters of Credit
The Revolver is a five-year revolving credit facility that includes revolving and swingline loans as well as letters of credit (“LOC”) and, inclusive of all, cannot exceed $45,000 at any one time as the Revolver capacity was reduced at December 31, 2023 in accordance with the 2019 Credit Agreement then in effect. The Revolver credit capacity will be further reduced by $5,000 on June 30, 2024. The Company had $15,000 outstanding borrowings on its Revolver as of March 30, 2024 and December 31, 2023. LOCs are available in an amount not to exceed $7,500. The Company had three LOCs outstanding as of March 30, 2024, leaving approximately $5,700 available. Revolving loans are due at the earlier of termination or maturity. Swingline loans are available as base rate option loans only and must be outstanding for at least five days. Swingline loans are due the fifteenth or last day of a calendar month or maturity, whichever is earlier.
5. Fair value measurements
The process for determining fair value has not changed from that described in the Annual Report on Form 10-K for the year ended December 31, 2023.
There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 or Level 2 inputs. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	March 30, 2024		December 31, 2023
	Total	Level 3	Total	Level 3
Liabilities:
Bioness contingent consideration	$18,445	$18,445	$18,150	$18,150
Total liabilities:	$18,445	$18,445	$18,150	$18,150
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
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the table above resulted from the acquisition of Bioness on March 30, 2021. Contingent consideration is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. Changes in contingent consideration related to Bioness for the three months ended March 30, 2024 and April 1, 2023 totaled $295 and $287, respectively, and were recorded as the change in fair value of contingent consideration within the consolidated condensed statements of operations and comprehensive loss.
6. Equity-based compensation
2021 Plan
The Company operates an equity-based compensation plan (the “2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), other stock-based awards, and cash awards (collectively, the “2021 Plan Awards”). As of March 30, 2024, 19,564,333 shares of Class A common stock have been authorized to be awarded under the 2021 Plan and 9,119,667 shares were available for 2021 Plan Awards.

2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of March 30, 2024, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 80,700 shares were available for Retention Awards.
Activity under the Plans
Expense
Equity-based compensation, net for Awards granted under the Plans for the three months ended March 30, 2024 and April 1, 2023 totaled $2,591 and $1,718, respectively. Expenses and expense reductions are primarily included in selling, general and administrative expense with a nominal amount in research and development expense within the consolidated condensed statements of operations and comprehensive loss based upon the department of the employee. There were no income tax benefits related to equity-based compensation expense for the three months ended March 30, 2024. Income tax benefits related to equity-based compensation expense for three months ended April 1, 2023 totaled $430.
Restricted Stock Units
During the three months ended March 30, 2024, the Company granted time-based RSUs which vest at various dates through March 15, 2028. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to the RSUs totaled $8,159 at March 30, 2024, and is expected to be recognized over a weighted average period of approximately 1.71 years. A summary of the RSU award activity for the three months ended March 30, 2024 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2023	2,066	$4.51
Granted	2,124	5.34
Vested	(196)	8.17
Forfeited or canceled	(55)	8.94
Unvested at March 30, 2024	3,939	$4.69
Stock Options
During the three months ended March 30, 2024, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the three months ended March 30, 2024 is shown in the following table:

Risk-free interest rate	3.93% - 4.3%
Expected dividend yield	—%
Expected stock price volatility	36.1% - 36.3%
Expected life of stock options (years)	6.25
The weighted-average grant date fair value of options granted during the three months ended March 30, 2024 was $2.26 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $5,211 at March 30, 2024, and is expected to be recognized over a weighted average period of approximately 2.15 years.

A summary of stock option activity is as follows for the three months ended March 30, 2024 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	4,347	$8.68
Granted	1,752	5.18
Exercised	(209)	5.18
Forfeited or canceled	(332)	12.60
Outstanding at March 30, 2024	5,558	7.61	7.39	$3,733
Exercisable and vested at March 30, 2024	2,149	$10.50	4.62	$147
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Class A common stock for options that had exercise prices lower than $5.20 per share as this was the closing price of the Company’s Class A common stock on March 28, 2024, the last trading day of the first quarter.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of March 30, 2024, the aggregate number of shares reserved for issuance under the ESPP was 1,519,604. No shares were issued under the ESPP during the three months ended March 30, 2024. A total of 222,076 shares were issued under the ESPP and $128 of expense was recognized during the three months ended April 1, 2023.
7. Stockholders’ equity
On February 16, 2021, the Company closed an IPO of 9,200,000 shares of Class A common stock through an UP-C structure with BV LLC. In connection with the IPO, the Company amended and restated the limited liability agreement of BV LLC (“BV LLC Agreement”) to provide for a new single class of common membership interests in BV LLC (“LLC Interests”) and exchange all of the existing membership interests in BV LLC (the “Original BV LLC Owners”) for new LLC Interests. The Company also amended its certificate of incorporation to authorize the following shares: (i) 250,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) 50,000,000 shares of Class B common stock with a par value of $0.001 per share, which have voting rights but no economic interest, and some of which were issued to the Original BV LLC Owners; and (iii) 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors. In connection with the completion of the IPO, the Company acquired, by merger, certain entities that were part of the Original BV LLC Owners (“Former BV LLC Owners”), for which the Company issued 31,838,589 Class A common stock as merger consideration (“IPO Mergers”) and cancelled the Class B common stock held by such Former BV LLC Owners. The IPO Mergers are deemed to be a recapitalization transaction.
Holders of the Company’s Class A and Class B common stock are entitled to one vote per share and, except as otherwise required, will vote together as a single class on all matters on which stockholders generally are entitled to vote. Holders of Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon the liquidation, dissolution or winding up of the Company. Shares of Class B common stock may only be issued to the extent necessary to maintain the one-to-one ratio between the number of LLC Interests and the number of shares of Class B common stock held by Smith & Nephew, Inc. (the “Continuing LLC Owner”). Shares of Class B common stock are transferable only together with an equal number of LLC Interests. Shares of Class B common stock will be canceled on a one-for-one basis upon the redemption or exchange of any outstanding LLC Interests.

Noncontrolling interest
In connection with any redemption pursuant to the BV LLC Agreement, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the three months ended March 30, 2024 or during the year ended December 31, 2023. The following table summarizes the ownership interest in BV LLC as of March 30, 2024 and December 31, 2023 (number of units in thousands):

	March 30, 2024		December 31, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	63,672	80.1%	63,267	80.0%
Continuing LLC Owner	15,787	19.9%	15,787	20.0%
Total	79,459	100.0%	79,054	100.0%
8. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended
	March 30, 2024	April 1, 2023
Numerator:
Net loss from continuing operations, net of tax	$(5,982)	$(100,018)
Net loss attributable to noncontrolling interests — continuing operations	1,412	20,360
Net loss attributable to Bioventus Inc. Class A common stockholders — continuing operations	$(4,570)	$(79,658)

Numerator:
Net loss from discontinued operations, net of tax	$—	$(74,429)
Net loss attributable to noncontrolling interests — discontinued operations	—	14,937
Net loss attributable to Bioventus Inc. Class A common stockholders — discontinued operations	$—	$(59,492)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	63,380,187	62,124,752

Net loss per share of Class A common stock from continuing operations, basic and diluted	$(0.07)	$(1.28)
Net loss per share of Class A common stock from discontinued operations, basic and diluted	—	(0.96)
Net loss per share of Class A common stock, basic and diluted	$(0.07)	$(2.24)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares as of March 30, 2024 and April 1, 2023 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended
	March 30, 2024	April 1, 2023
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737
Stock options	734,278	8,517,045
RSUs	1,479,188	1,070,105
Total	18,000,203	25,373,887

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
The Company’s prior restructuring plans adopted in 2021 and 2022 focused on aligning its organizational and management cost structure to improve profitability and cash flow, reduce headcount and the consolidation of facilities. These plans have been completed. There were no expenses incurred and $840 in restructuring payments for employee severance and temporary labor costs during the three months ended March 30, 2024. Expenses incurred and payments made during the three months ended April 1, 2023 totaled $317 and $1,845, respectively.
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
For the three months ended March 30, 2024 and April 1, 2023, the Company's effective tax rate was 17.9% and 0.1%, respectively. The change in rate for the three months ended March 30, 2024 compared to the prior year comparable period was primarily due to an increase in taxable income in certain entities.
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
11. Commitments and contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from 1 month to 9.1 years.

The components of lease cost were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating lease cost	$888	$1,069
Short-term lease cost(a)	80	206
Financing lease cost:
Amortization of finance lease assets	158	235
Interest on lease liabilities	221	137
Total lease cost	$1,347	$1,647
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to leases were as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,178	$1,100
Operating cash flows from financing leases	$221	$90
Financing cash flows from finance leases	$183	$37

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$95	$225
Financing lease obligations	$—	$9,141
Supplemental balance sheet and other information related to leases were as follows:

	March 30, 2024	December 31, 2023
Operating lease assets	$12,462	$13,353

Operating lease liabilities—current	$4,028	$4,057
Operating lease liabilities—noncurrent	9,671	10,573
Total operating lease liabilities	$13,699	$14,630

Property, plant and equipment, net (finance leases)	$13,884	$14,279

Finance lease liabilities—current	$778	$759
Finance lease liabilities—noncurrent	10,184	10,386
Total financing lease liabilities	$10,962	$11,145

Weighted average remaining lease term (years) for leases
Operating leases	3.6	3.8
Finance leases	9.1	9.3

Weighted average discount rate for leases
Operating leases	4.7%	4.7%
Finance leases	8.1%	8.1%

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
On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the United States District Court for the District of Delaware granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases.
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
Bioness stockholder litigation
On February 8, 2022, a minority shareholder of Bioness filed an action in the Delaware State Court of Chancery in connection with the Company’s acquisition of Bioness, Teuza, a Fairchild Technology Venture Ltd. v. Lindon, et. al., No. 2022-0130 -SG. This action names the former Bioness directors, the Alfred E. Mann Trust (“Trust”), which was the former majority shareholder of Bioness, the trustees of the Trust and Bioventus as defendants. The complaint alleges, among other things, that the individual directors, the Trust, and the trustees breached their fiduciary duty to the plaintiff in connection with their consideration and approval of the Company’s transaction. The complaint also alleges that the Company aided and abetted the other defendants in breaching their fiduciary duties to the plaintiff and that the Company breached the Merger Agreement by failing to pay the plaintiff its pro rata share of the merger consideration. The Company believes that it is indemnified under the indemnification provisions contained in the Bioness Merger Agreement for these claims. On July 20, 2022, the Company filed a motion to dismiss all claims made against it on various grounds, as did all the other named defendants in the suit. A hearing on Bioness’ and other the defendant’s motions was held before the Court of Chancery on January 19, 2023. On April 27, 2023, the Court issued an order which, among other things, dismissed Bioventus from the case.
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
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the three months ended March 30, 2024 and April 1, 2023 totaled $3,579 and $2,321, respectively. These royalties are included in cost of sales within the consolidated condensed statements of operations and comprehensive loss.
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

From time to time, the Company causes LOCs to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of March 30, 2024 and December 31, 2023, the Company had three LOCs outstanding for $1,800.
The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice. The Company is self-insured for health insurance covering most of its employees located in the United States. The Company maintains stop-loss insurance on a “claims made” basis for expenses in excess of $250 per member per year.
12. Revenue recognition
Our policies for recognizing sales have not changed from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated.
As previously discussed in Note 1. Organization, SonicOne revenue was reclassified from Restorative Therapies to Surgical Solutions on a prospective and retrospective basis as its capabilities to remove devitalized or necrotic tissue and fiber deposits more closely aligns with Surgical Solutions’ soft tissue management. SonicOne revenue reclassified for the three months ended April 1, 2023 totaled $1,712 and $65 for the U.S. and International reporting segments, respectively. The Company had product sales to one customer totaling $13,143 in the U.S. segment during the three months ended March 30, 2024, representing 10.2% of total net sales. The following table presents the Company’s net sales disaggregated by major business within each segment as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
U.S.
Pain Treatments	$50,637	$40,995
Restorative Therapies	25,304	30,776
Surgical Solutions	38,340	32,207
Total U.S. net sales	114,281	103,978

International
Pain Treatments	6,052	5,331
Restorative Therapies	5,170	5,549
Surgical Solutions	3,954	4,201
Total International net sales	15,176	15,081

Total net sales	$129,457	$119,059
13. Segments
The Company’s two reportable segments are U.S. and International. U.S. segment revenues totaled $114,281 and $103,978 for the three months ended March 30, 2024 and April 1, 2023, respectively. International segment revenues totaled $15,176 and $15,081 for the three months ended March 30, 2024 and April 1, 2023, respectively. The Company’s products are primarily sold to orthopedists, musculoskeletal and sports medicine physicians, podiatrists, neurosurgeons and orthopedic spine surgeons, as well as to their patients. The Company does not disclose segment information by asset as the Chief Operating Decision Maker does not review or use it to allocate resources or to assess the operating results and financial performance. Segment Adjusted EBITDA is the segment profitability metric reported to the Company’s Chief Operating Decision Maker for purposes of decisions about allocation of resources to, and assessing performance of, each reportable segment.

The following table presents segment Adjusted EBITDA reconciled to loss before income taxes:

	Three Months Ended
	March 30, 2024	April 1, 2023
Segment Adjusted EBITDA
U.S.	$19,756	$14,712
International	2,867	2,239
Interest expense, net	(10,339)	(9,694)
Depreciation and amortization	(11,785)	(16,473)
Acquisition and related costs	(211)	(1,175)
Shareholder litigation costs	(1,168)	—
Restructuring and succession charges	(53)	(317)
Equity compensation	(2,591)	(1,846)
Financial restructuring costs	(352)	(5,330)
Impairments of assets	—	(78,615)
Other items	(1,199)	(3,665)
Loss before income taxes	$(5,075)	$(100,164)
14. Discontinued operations
On February 27, 2023 the Company reached a Settlement Agreement with the Former Securityholders of CartiHeal that resulted in the transfer of 100% of Company’s shares in CartiHeal to a Trustee. Refer to Note 3. Acquisitions and divestitures for further details concerning the Settlement Agreement and the deconsolidation of CartiHeal. CartiHeal had no sales during the year ended December 31, 2023.
The following table summarizes the major income and expense line items of these discontinued operations, as reported in the consolidated statements of operations for the three months ended April 1, 2023:

	Three Months Ended
	March 30, 2024	April 1, 2023
Selling, general and administrative expense	$—	$1,728
Research and development expense	—	396
Change in fair value of contingent consideration(a)	—	1,710
Depreciation and amortization(a)	—	4,264
Impairments of assets	—	—
Operating loss from discontinued operations	—	8,098
Interest expense, net	—	4,889
Other (income) expense(b)	—	61,442
Other (income) expense	—	66,331
Loss before income taxes	—	(74,429)
Income tax benefit, net	—	—
Net loss from discontinued operations	—	(74,429)
Loss attributable to noncontrolling interest - discontinued operations	—	14,937
Net loss attributable to Bioventus Inc. - discontinued operations	$—	$(59,492)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Bioventus Inc.’s (sometimes referred to as “we,” “us,” “our,” “Bioventus” or “the Company”) financial condition and results of operations should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” and our unaudited consolidated condensed financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 12, 2024 (“2023 10-K”).
Executive Summary
We are a global medical device company focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing process. We operate our business through two reportable segments, U.S. and International, and our portfolio of products is grouped into three businesses:
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
•Restorative Therapies is comprised of a bone healing system, as well as devices designed to help patients regain leg or hand function due to stroke, multiple sclerosis or other central nervous system disorders.
The following table sets forth total net sales, net loss and Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$129,457	$119,059
Net loss from continuing operations	$(5,982)	$(100,018)
Adjusted EBITDA(1)	$22,623	$16,951
Loss per Class A common stock, basic and diluted:
Continuing operations	$(0.07)	$(1.28)
Discontinued operations	—	(0.96)
Loss per Class A common stock, basic and diluted	$(0.07)	$(2.24)
(1)See below under results of operations-Adjusted EBITDA for a reconciliation of net loss to Adjusted EBITDA.
Significant transactions
Reclassification
We reclassified revenue and expense of the SonicOne Ultrasonic Cleansing and Debridement Systems (“SonicOne”) from the Restorative Therapies to the Surgical Solutions business in 2024. SonicOne’s capabilities to remove devitalized or necrotic tissue and fiber deposits more closely aligns with Surgical Solutions’ soft tissue management. SonicOne revenue reclassified for the three months ended April 1, 2023 totaled $1,712 and $65 for the U.S. and International reporting segments, respectively.
EU MDR
The European Union (“EU”) Medical Devices Regulation (“MDR”), which became effective in May 2021, was adopted with the aim of ensuring better protection of public health and patient safety. Among other things, the EU MDR imposed changes to clinical evidence for medical devices, post-market clinical follow-up evidence, annual reporting of safety information for Class III products, and bi-annual reporting for Class II products, Unique Device Identification (“UDI”) for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, reclassification of medical devices, and multiple labeling changes. We were able to continue marketing our currently certified products in the EU after the effective date of EU MDR until the associated certifications expire. In April 2024, we received EU Certification for our Exogen Bone Stimulation System, which will allow us to market it throughout the EU. The certificate is valid for 5 years.

Wound Business
On May 22, 2023, we closed the sale of certain assets within our Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business” or the “Disposal Group”), for potential consideration of $84.7 million, including $34.7 million at closing, $5.0 million deferred for 18 months and up to $45.0 million in potential earn-out payments (“Earn-out Payments”), which are based on the achievement of certain revenue thresholds by the purchaser of the Wound Business for sales of the TheraSkin and TheraGenesis products during the 2024, 2025, and 2026 fiscal years. We incurred $3.9 million in transactional fees resulting from the sale of the Wound Business and used the proceeds from the sale of the Wound Business to prepay $30.0 million of long-term debt obligations.
We evaluated the Wound Business for impairment prior to its sale and recorded a $78.6 million impairment within the consolidated statements of operations and comprehensive loss during the three months ended April 1, 2023 as a result of this evaluation to reduce the intangible assets of the Disposal Group to reflect their respective fair values, less any costs to sell. The fair value of the Disposal Group’s intangibles were determined based on the consideration received for the Wound Business.
Amended 2019 Credit Agreement
On January 18, 2024, we further amended the 2019 Credit Agreement in order to modify certain financial covenants under the 2019 Credit Agreement. Refer to Part I. Item 1. Financial Information—Notes to the consolidated condensed financial statements—Note 4. Financial instruments for further information regarding the January 2024 amendment.
Consolidated Appropriations Act
In July 2022, in connection with the Consolidated Appropriations Act, 2021 (“CAA”), the Centers for Medicare and Medicaid Services (“CMS”) began utilizing new pricing information the Company reported to it pursuant to the newly adopted reporting obligations to adjust the Medicare payment to healthcare providers using our Durolane and Gelsyn-3 products.
Results of Operations
For a description of the components of our results of operations, refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 10-K.
The following table sets forth components of our consolidated condensed statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	100.0%	100.0%
Cost of sales (including depreciation and amortization)	31.7%	37.9%
Gross profit	68.3%	62.1%
Selling, general and administrative expense	60.6%	67.9%
Research and development expense	2.0%	3.2%
Restructuring costs	—%	0.3%
Change in fair value of contingent consideration	0.2%	0.2%
Depreciation and amortization	1.4%	1.8%
Impairment of assets	—%	66.0%
Operating income (loss)	4.1%	(77.3%)

The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Net loss from continuing operations	$(5,982)	$(100,018)
Interest expense, net	10,339	9,694
Income tax expense (benefit), net	907	(146)
Depreciation and amortization(a)	11,785	16,473
Acquisition and related costs(b)	211	1,175
Shareholder litigation costs(c)	1,168	—
Restructuring and succession charges(d)	53	317
Equity compensation(e)	2,591	1,846
Financial restructuring costs(f)	352	5,330
Impairment of assets(g)	—	78,615
Other items(h)	1,199	3,665
Adjusted EBITDA	$22,623	$16,951
(a)Includes for the three months ended March 30, 2024 and April 1, 2023, respectively, depreciation and amortization of $10,025 and $14,339 in cost of sales and $1,760 and $2,134 in operating expenses presented in the consolidated condensed statements of operations and comprehensive loss.
(b)Includes acquisition and integration costs related to completed acquisitions and changes in fair value of contingent consideration.
(c)Costs incurred as a result of certain shareholder litigation unrelated to our ongoing operations.
(d)Costs incurred were the result of adopting restructuring plans to reduce headcount, reorganize management structure, and consolidate certain facilities.
(e)Includes compensation expense resulting from awards granted under our equity-based compensation plans.
(f)Financial restructuring costs include advisory fees and debt amendment related costs.
(g)Represents a non-cash impairment charge for intangible assets attributable to our Wound Business due to our decision to divest the business.
(h)Other items primarily includes charges associated with strategic transactions, such as potential acquisitions or divestitures and a transformative project to redesign systems and information processing.
Non-GAAP Financial Measures - Adjusted EBITDA
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator that management uses as a measure of operating performance as well as for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net loss from continuing operations before depreciation and amortization, provision of income taxes and interest expense, net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include acquisition and related costs, certain shareholder litigation costs, impairments of assets, restructuring and succession charges, equity compensation expense, financial restructuring costs and other items. We included certain shareholder litigation costs as a new item within our Adjusted EBITDA calculation during the first quarter of 2024 as it was the first period in which costs related to this type of litigation were material to our business. Costs related to this shareholder litigation are unrelated to our ongoing operations and were nominal in prior periods. Adjusted EBITDA by segment is comprised of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
Non-GAAP financial measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. These measures might exclude certain normal recurring expenses. Therefore, these measures might not provide a complete understanding of the Company's performance and should be reviewed in conjunction with the U.S. GAAP financial measures. Additionally, other companies might define their non-GAAP financial measures differently than we do. Investors are encouraged to review the reconciliation of the non-GAAP measure provided in this Quarterly Report on Form 10-Q, including all tables referencing Adjusted EBITDA to its most directly comparable U.S. GAAP measure.

Net Sales

	Three Months Ended		Change
(in thousands, except for percentage)	March 30, 2024	April 1, 2023	$	%
U.S.
Pain Treatments	$50,637	$40,995	$9,642	23.5%
Restorative Therapies	25,304	30,776	(5,472)	(17.8%)
Surgical Solutions	38,340	32,207	6,133	19.0%
Total U.S. net sales	114,281	103,978	10,303	9.9%

International
Pain Treatments	6,052	5,331	721	13.5%
Restorative Therapies	5,170	5,549	(379)	(6.8%)
Surgical Solutions	3,954	4,201	(247)	(5.9%)
Total International net sales	15,176	15,081	95	0.6%

Total net sales	$129,457	$119,059	$10,398	8.7%
U.S.
Net sales increased $10.3 million, or 9.9%, compared to the prior year period. Changes by business were: (i) Pain Treatments—$9.6 million increase due to volume; (ii) Restorative Therapies—$5.5 million decrease due to the divestiture of our Wound Business, partially offset with a volume increase for our Exogen Bone Stimulation System; and (iii) Surgical Solutions—$6.1 million increase due to volume growth.
International
Net sales remained consistent with the prior year comparable period.
Gross profit and gross margin

	Three Months Ended		Change
(in thousands, except for percentage)	March 30, 2024	April 1, 2023	$	%
U.S.	$79,368	$65,506	$13,862	21.2%
International	9,012	8,413	599	7.1%
Total	$88,380	$73,919	$14,461	19.6%

	Three Months Ended
	March 30, 2024	April 1, 2023	Change
U.S.	69.4%	63.0%	6.4%
International	59.4%	55.8%	3.6%
Total	68.3%	62.1%	6.2%
U.S.
Gross profit increased $13.9 million, or 21.2%, primarily due to volume growth in Pain Treatments, Surgical Solutions and our Exogen Bone Stimulation System, partially offset by the Wound Business divestiture. Gross margin increased due to product mix.
International
Gross profit increased $0.6 million, or 7.1%, primarily due to volume growth in Pain Treatments. Gross margin increased due to product mix.
Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	March 30, 2024	April 1, 2023	$	%
Selling, general and administrative expense	$78,406	$80,858	$(2,452)	(3.0%)

Selling, general and administrative expenses decreased $2.5 million, or 3.0%, primarily due to a decline in consulting expenses of $7.0 million and bad debt of $2.1 million. These decreases were partially offset with increases in: (i) compensation-related costs of $4.3 million; (ii) equity-based compensation costs of $1.3 million; and (iii) corporate and employee health insurance of $1.0 million.
Research and development expense

	Three Months Ended		Change
(in thousands, except for percentage)	March 30, 2024	April 1, 2023	$	%
Research and development expense	$2,597	$3,771	$(1,174)	(31.1%)
Research and development expense decreased by $1.2 million, or 31.1%, primarily due to a decrease of $0.7 million in consulting costs and $0.6 million in equity-based compensation.
Restructuring costs

	Three Months Ended		Change
(in thousands, except for percentage)	March 30, 2024	April 1, 2023	$	%
Restructuring costs	$—	$317	$(317)	(100.0%)
The Company’s previously announced restructuring plans were completed in 2023. Costs incurred during the first quarter of 2023 is primarily the result of an initiative to align the Company’s organizational and management cost structure to improve profitability and cash flow through headcount reduction and cutting third-party related costs.
Change in fair value of contingent consideration

	Three Months Ended		Change
(in thousands, except for percentage)	March 30, 2024	April 1, 2023	$	%
Change in fair value of contingent consideration	$295	$287	$8	2.8%
The fair value of contingent consideration during the three months ended March 30, 2024 remained consistent with the prior year comparable period. The activity for both periods relates to contingent consideration associated with the acquisition of Bioness in March 2021.
Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	March 30, 2024	April 1, 2023	$	%
Depreciation and amortization	$1,755	$2,129	$(374)	(17.6%)
Depreciation and amortization decreased during the three months ended March 30, 2024 compared with the prior year comparable period. The decrease was primarily the result of the impairment of intellectual property intangible assets associated with the Wound Business, which was divested during the second quarter of 2023.
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
Other expense (income)

	Three Months Ended		Change
(in thousands, except for percentage)	March 30, 2024	April 1, 2023	$	%
Interest expense, net	$10,339	$9,694	$645	6.7%
Other expense (income)	$63	$(1,588)	$1,651	(104.0%)
Interest expense, net increased $0.6 million due to slightly higher interest rates partially offset with a decrease in outstanding debt. Other expense (income) decreased $1.7 million due to the 2023 receipt of $1.5 million from the settlement of a legal claim.

Income tax expense (benefit), net

	Three Months Ended		Change
(in thousands, except for percentage)	March 30, 2024	April 1, 2023	$	%
Income tax expense (benefit), net	$907	$(146)	$1,053	NM
Effective tax rate (NM = Not Meaningful)	17.9%	0.1%		17.7%
Income tax expense was incurred for the three months ended March 30, 2024 compared to a benefit in the prior year comparable period primarily due to an increase in taxable income in certain entities.
Noncontrolling interest
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC in which we owned 80.1% and 79.9% at March 30, 2024 and December 31 2023, respectively. We have a majority economic interest, the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a noncontrolling interest representing the 19.9% that is owned by the Continuing LLC Owner. Noncontrolling interest activity during the three months ended March 30, 2024 was the result of losses recorded.
Segment Adjusted EBITDA

	Three Months Ended		Change
(in thousands, except for percentage)	March 30, 2024	April 1, 2023	$	%
U.S.	$19,756	$14,712	$5,044	34.3%
International	$2,867	$2,239	$628	28.0%
U.S.
Adjusted EBITDA increased $5.0 million, or 34.3%, primarily due higher gross profit, partially offset with an increase in compensation costs and other administrative expenses.
International
Adjusted EBITDA increased $0.6 million, or 28.0%, primarily due to the increase in gross profit.
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
As previously discussed, on May 22, 2023, we closed the sale of our Wound Business for consideration of $84.7 million, including $34.7 million at closing, $5.0 million deferred for 18 months and up to $45.0 million in potential earn-out payments. The proceeds were used to prepay $30.0 million of long-term debt principal obligations during the second quarter of 2023.
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

Any failure to raise capital in the future might have a negative impact on our financial condition and our ability to pursue our business strategies. Considering recent market conditions and our business assumptions, we have reevaluated our operating cash flows and cash requirements and believe that current cash, cash equivalents, future cash flows from operating activities and cash available under our 2019 Credit Facility will be sufficient to meet our anticipated cash needs, including working capital needs, capital expenditures and contractual obligations for at least 12 months from the issuance date of the unaudited consolidated condensed financial statements included herein.
Cash Requirements
There have been no material changes to our future cash requirements as disclosed in Part II. Item 7 of our 2023 10-K.
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
Indebtedness
On January 18, 2024 (the “Closing Date”), the Company entered into the Amended 2019 Credit Agreement. The Amended 2019 Credit Agreement, contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of our equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of our assets, as well as limitations on making changes to the business and organizational documents. Financial covenant requirements include a maximum debt leverage ratio and an interest coverage ratio. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to the delivery of our financial statements for the fiscal quarter ending October 29, 2025, we will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10.0 million as of the end of each calendar month during such period. The Term Loan Facilities will mature on October 29, 2026. The Revolver will mature on October 29, 2025. We were in compliance with the financial covenants as stated with the Amended 2019 Credit Agreement as of March 30, 2024.
We have an outstanding Revolver balance of $15.0 million as of March 30, 2024, which was borrowed and used for working capital needs during the third quarter of 2023.
Refer to Item 1. Financial Information—Notes unaudited consolidated condensed financial statements—Note 1. Organization for further details on the Company’s covenant compliance and Note 4. Financial instruments for further details on the Company’s indebtedness.
Other
For information regarding Commitments and Contingencies, refer to Item 1. Financial Information—Notes to the unaudited consolidated condensed financial statements—Note 11. Commitments and contingencies and —Note 3. Acquisitions and divestitures of this Quarterly Report on Form 10-Q.

Information regarding cash flows
Cash, cash equivalents and restricted cash as of March 30, 2024 totaled $25.2 million, compared to $37.0 million as of December 31, 2023. The decrease in cash was primarily due to the following:

	Three Months Ended		Change
(in thousands, except for percentage)	March 30, 2024	April 1, 2023	$	%
Cash flows from continuing operations:
Net cash from operating activities	$(6,005)	$4,659	$(10,664)	(228.9%)
Net cash from investing activities	(1,000)	(3,560)	2,560	(71.9%)
Net cash from financing activities	(4,242)	27,380	(31,622)	(115.5%)
Net cash from discontinued operations	—	(13,675)	13,675	(100.0%)
Effect of exchange rate changes on cash	(544)	461	(1,005)	(218.0%)
Net change in cash, cash equivalents and restricted cash	$(11,791)	$15,265	$(27,056)	(177.2%)
NM = Not Meaningful
Operating Activities
Net cash from operating activities from continuing operations decreased $10.7 million, due to: (i) increases in employee compensation as we annually pay bonuses and raise wages during the first quarter and no bonuses were paid during the first quarter of 2023; (ii) a rise in interest payments due to higher interest rates; and (iii) an increase in inventory purchases. These operating cash outflows were partially offset with an increase in cash collections from the growth in sales and timing of payments on accounts payable.
Investing Activities
Net cash from investing activities from continuing operations increased $2.6 million, due to a decrease of $3.3 million in capital expenditures, primarily within information technology. This was partially offset with $0.7 million purchase of distribution rights for one of our HA products.
Financing Activities
Cash flows from financing activities decreased $31.6 million, primarily due to no new borrowings in 2024 on our revolving credit facility compared to $29.0 million in net borrowings during 2023 and an increase of $3.1 million in debt principal payments.
Discontinued Operations
Net cash flows from discontinued operations in 2023 were primarily the result of $10.2 million in fees used to settle the CartiHeal disposition and $1.4 million in cash held by the CartiHeal entity at the time of disposal.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations as disclosed in our 2023 10-K.
Critical Accounting Estimates
Our discussion of operating results is based upon the unaudited consolidated condensed financial statements and accompanying notes, which have been prepared in accordance with U.S. GAAP. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our estimates are based on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. In the event we dispose of assets before the end of their previously stated useful life, we may incur an impairment charge. Our critical accounting estimates are detailed in Item 7 of our 2023 10-K and we have no material changes to such disclosures.
Recently Issued Accounting Pronouncements
There were no recently issued accounting pronouncements that are expected to materially impact our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risks as disclosed in our 2023 10-K.
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
Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 30, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the United States District Court for the District of Delaware granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases.
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
Bioness stockholder litigation
On February 8, 2022, a minority shareholder of Bioness filed an action in the Delaware State Court of Chancery in connection with the Company’s acquisition of Bioness, Teuza, a Fairchild Technology Venture Ltd. v. Lindon, et. al., No. 2022-0130 -SG. This action names the former Bioness directors, the Alfred E. Mann Trust (“Trust”), which was the former majority shareholder of Bioness, the trustees of the Trust and Bioventus as defendants. The complaint alleges, among other things, that the individual directors, the Trust, and the trustees breached their fiduciary duty to the plaintiff in connection with their consideration and approval of the Company’s transaction. The complaint also alleges that the Company aided and abetted the other defendants in breaching their fiduciary duties to the plaintiff and that the Company breached the Merger Agreement by failing to pay the plaintiff its pro rata share of the merger consideration. The Company believes that it is indemnified under the indemnification provisions contained in the Bioness Merger Agreement for these claims. On July 20, 2022, the Company filed a motion to dismiss all claims made against it on various grounds, as did all the other named defendants in the suit. A hearing on Bioness’ and other the defendant’s motions was held before the Court of Chancery on January 19, 2023. On April 27, 2023, the Court issued an order which, among other things, dismissed Bioventus from the case.
Please refer to Item 1. Financial Statements—Notes to the Consolidated Condensed Financial Statements—Note 11. Commitments and contingencies of this Quarterly Report on Form 10-Q for additional information pertaining to legal proceedings. In addition, we are party to legal proceedings incidental to our business. While our management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our financial condition and results of operations.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading Risk Factors included in our 2023 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Insider Trading Arrangements
On January 11, 2024, our President and Chief Executive Officer, Robert E. Claypoole made an election to sell shares of Company Class A common stock to cover withholding taxes that may become due pursuant to the vesting of RSUs granted to Mr. Claypoole effective that same day. On March 15, 2024, our Chief Financial Officer (Mark L. Singleton), Senior Vice President and General Counsel (Anthony D’Adamio) and Senior Vice President and Chief Compliance Officer (Katrina Church) each made an election to sell shares of Company Class A common stock to cover withholding taxes that may become due pursuant to the vesting of RSUs granted to such officers effective that same day. Each of the aforementioned elections are designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewith
10.1	Amendment No. 5 to Credit and Guaranty Agreement between Bioventus LLC, Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders and other financial institutions party thereto, dated January 18, 2024	8-K	001-37844	10.1	1/19/2024
31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						***
101.SCH	Inline XBRL Taxonomy Extension Schema Document						***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						***

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewith
101.DEF	Inline XBRL Extension Definition Linkbase Document						***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)						*
*     Filed herewith
**     Furnished herewith
***     Submitted electronically herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BIOVENTUS INC.

May 7, 2024	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)