Form 10-Q
period 2024-06-29
Bioventus Inc.
filed 2024-08-06
CIK 1665988

‘ m

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 30, 2024, there were 65,186,901 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to "Bioventus," "we," "us," "our," the “Company," and similar references refer to Bioventus Inc. and its consolidated subsidiaries, including Bioventus LLC (“BV LLC”).
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
Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things: we might not meet certain of our debt covenants under our Credit and Guaranty Agreement and might be required to repay our indebtedness; risks associated with the potential divestiture of our Advanced Rehabilitation Business and expected impacts on our business; restrictions on operations and other costs associated with our indebtedness; our ability to complete acquisitions or successfully integrate new businesses, products or technologies in a cost-effective and non-disruptive manner; we maintain cash at financial institutions, often in balance that exceed federally insured limits; we are subject to securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses or costs not covered by our insurers, and may result in unfavorable outcomes; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; we may be unable to successfully commercialize newly developed or acquired products or therapies in the United States; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; the proposed down classification of non-invasive bone growth stimulators, including our Exogen system, by the U.S. Food and Drug Administration (“FDA”) could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of Exogen; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products, the procedures using our products, such as our hyaluronic acid (“HA”) viscosupplements, or future products we may seek to commercialize; pricing pressure and other competitive factors; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; if our HA products are reclassified from medical devices to drugs in the United States by the FDA, it could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; issues relating to the supply of our products, potential supply chain disruptions, and the increased cost of parts and components used to manufacture our products due to inflation; our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture certain of our products; economic, political, regulatory and other risks related to international sales, manufacturing and operations; failure to maintain contractual relationships; security breaches, unauthorized access to our disclosure of information, cyberattacks, or other incidents, or the perception that confidential information in our or our vendors’ or service providers’ possession or control is not secure; failure of key information technology and communications systems, process or sites; risks related to our debt and future capital needs; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; the FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; if clinical studies of our future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; legislative or regulatory reforms; our business may continue to experience adverse impacts as a result of the COVID-19 pandemic or similar epidemics; risks related to intellectual property matters; and other important factors described in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as may be further updated from time to time in our other filings with the SEC. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Bioventus Inc.
Consolidated Condensed Statements of Operations and Comprehensive Loss
Three and Six Months Ended June 29, 2024 and July 1, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$151,217	$137,069	$280,674	$256,128
Cost of sales (including depreciation and amortization of $11,021, $12,301, $21,046 and $26,640, respectively)	47,578	47,946	88,655	93,086
Gross profit	103,639	89,123	192,019	163,042
Selling, general and administrative expense	94,785	74,844	173,191	155,702
Research and development expense	3,988	3,398	6,585	7,169
Restructuring costs	—	620	—	937
Change in fair value of contingent consideration	300	240	595	527
Depreciation and amortization	2,064	2,294	3,819	4,423
Impairments of assets	31,870	—	31,870	78,615
Loss on disposals	—	977	—	977
Operating (loss) income	(29,368)	6,750	(24,041)	(85,308)
Interest expense, net	9,924	10,587	20,263	20,281
Other expense (income)	159	513	222	(1,075)
Other expense	10,083	11,100	20,485	19,206
Loss before income taxes	(39,451)	(4,350)	(44,526)	(104,514)
Income tax (benefit) expense, net	(7,339)	381	(6,432)	235
Net loss from continuing operations	(32,112)	(4,731)	(38,094)	(104,749)
Loss from discontinued operations, net of tax	—	—	—	(74,429)
Net loss	(32,112)	(4,731)	(38,094)	(179,178)
Loss attributable to noncontrolling interest - continuing operations	8,120	1,050	9,532	21,410
Loss attributable to noncontrolling interest - discontinued operations	—	—	—	14,937
Net loss attributable to Bioventus Inc.	$(23,992)	$(3,681)	$(28,562)	$(142,831)

Net loss	$(32,112)	$(4,731)	$(38,094)	$(179,178)
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustments	(426)	303	(1,011)	960
Comprehensive loss	(32,538)	(4,428)	(39,105)	(178,218)
Comprehensive loss attributable to noncontrolling interest - continuing operations	8,204	989	9,732	21,215
Comprehensive loss attributable to noncontrolling interest - discontinued operations	—	—	—	14,937
Comprehensive loss attributable to Bioventus Inc.	$(24,334)	$(3,439)	$(29,373)	$(142,066)

Loss per share of Class A common stock from continuing operations, basic and diluted:	$(0.37)	$(0.06)	$(0.45)	$(1.34)
Loss per share of Class A common stock from discontinued operations, basic and diluted:	—	—	—	(0.95)
Loss per share of Class A common stock, basic and diluted	$(0.37)	$(0.06)	$(0.45)	$(2.29)

Weighted-average shares of Class A common stock outstanding, basic and diluted:	64,056,759	62,551,285	63,720,342	62,338,018

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Balance Sheets as of June 29, 2024 and December 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

	June 29, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$31,994	$36,964
Accounts receivable, net	137,305	122,789
Inventory	87,606	91,333
Prepaid and other current assets	23,570	16,913
Assets held for sale	28,408	—
Total current assets	308,883	267,999
Property and equipment, net	31,938	36,605
Goodwill	7,462	7,462
Intangible assets, net	424,552	482,350
Operating lease assets	10,366	13,353
Deferred tax assets	6,884	—
Investment and other assets	2,088	3,141
Total assets	$792,173	$810,910

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,437	$23,038
Accrued liabilities	139,978	119,795
Current portion of long-term debt	38,566	27,848
Current portion of contingent consideration	18,745	—
Other current liabilities	3,829	4,816
Liabilities held for sale	5,908	—
Total current liabilities	231,463	175,497
Long-term debt, less current portion	344,716	366,998
Deferred income taxes	—	1,213
Contingent consideration	—	18,150
Other long-term liabilities	26,932	27,934
Total liabilities	603,111	589,792
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of June 29, 2024 and December 31, 2023, 65,172,159 and 63,267,436 shares issued and outstanding as of June 29, 2024 and December 31, 2023, respectively	65	63
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of June 29, 2024 and December 31, 2023	16	16
Additional paid-in capital	500,969	494,254
Accumulated deficit	(350,098)	(321,536)
Accumulated other comprehensive (loss) income	(17)	794
Total stockholders’ equity attributable to Bioventus Inc.	150,935	173,591
Noncontrolling interest	38,127	47,527
Total stockholders’ equity	189,062	221,118
Total liabilities and stockholders’ equity	$792,173	$810,910
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
Three and Six Months Ended June 29, 2024 and July 1, 2023
(Amounts in thousands, except share amounts)(Unaudited)

Three Months Ended June 29, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at March 30, 2024	63,672,170	$64	15,786,737	$16	$496,977	$325	$(326,106)	$46,156	$217,432
Issuance of Class A common stock for equity plans	1,499,989	1	—	—	495	—	—	—	496
Net loss	—	—	—	—	—	—	(23,992)	(8,120)	(32,112)
Change in noncontrolling interest allocation	—	—	—	—	502	—	—	(502)	—
Equity based compensation	—	—	—	—	2,995	—	—	677	3,672
Translation adjustment	—	—	—	—	—	(342)	—	(84)	(426)
Balance at June 29, 2024	65,172,159	$65	15,786,737	$16	$500,969	$(17)	$(350,098)	$38,127	$189,062

Three Months Ended July 1, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at April 1, 2023	62,507,917	$63	15,786,737	$16	$492,475	$413	$(304,456)	$51,851	$240,362
Issuance of Class A common stock for equity plans	296,589	—	—	—	139	—	—	—	139
Net loss	—	—	—	—	—	—	(3,681)	(1,050)	(4,731)
Change in noncontrolling interest allocation	—	—	—	—	108	—	—	(108)	—
Equity based compensation	—	—	—	—	(2,124)	—	—	(608)	(2,732)
Translation adjustment	—	—	—	—	—	242	—	61	303
Balance at July 1, 2023	62,804,506	$63	15,786,737	$16	$490,598	$655	$(308,137)	$50,146	$233,341

Six Months Ended June 29, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2023	63,267,436	$63	15,786,737	$16	$494,254	$794	$(321,536)	$47,527	$221,118
Issuance of Class A common stock for equity plans	1,904,723	2	—	—	784	—	—	—	786
Net loss	—	—	—	—	—	—	(28,562)	(9,532)	(38,094)
Change in noncontrolling interest allocation	—	—	—	—	821	—	—	(821)	—
Equity based compensation	—	—	—	—	5,110	—	—	1,153	6,263
Translation adjustment	—	—	—	—	—	(811)	—	(200)	(1,011)
Balance at June 29, 2024	65,172,159	$65	15,786,737	$16	$500,969	$(17)	$(350,098)	$38,127	$189,062

Six Months Ended July 1, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2022	62,063,014	$62	15,786,737	$16	$490,576	$(110)	$(165,306)	$86,984	$412,222
Issuance of Class A common stock for equity plans	741,492	1	—	—	222	—	—	—	223
Net loss	—	—	—	—	—	—	(142,831)	(36,347)	(179,178)
Change in noncontrolling interest allocation	—	—	—	—	385	—	—	(385)	—
Equity based compensation	—	—	—	—	(585)	—	—	(301)	(886)
Translation adjustment	—	—	—	—	—	765	—	195	960
Balance at July 1, 2023	62,804,506	$63	15,786,737	$16	$490,598	$655	$(308,137)	$50,146	$233,341
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Cash Flows
Six Months Ended June 29, 2024 and July 1, 2023
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
Operating activities:
Net loss	$(38,094)	$(179,178)
Less: Loss from discontinued operations, net of tax	—	(74,429)
Loss from continuing operations	(38,094)	(104,749)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	24,875	31,073
(Benefit) provision for expected credit losses	(537)	640
Equity-based compensation	6,263	(886)
Change in fair value of contingent consideration	595	527
Deferred income taxes	(8,098)	(3,540)
Impairment of assets	31,870	78,615
Loss on disposals	—	977
Unrealized loss on foreign currency fluctuations	536	601
Other, net	961	1,139
Changes in operating assets and liabilities:
Accounts receivable	(21,933)	11,329
Inventories	(8,359)	(13,074)
Accounts payable and accrued expenses	22,552	14,765
Other current and noncurrent assets and liabilities	(1,474)	(1,963)
Net cash from operating activities - continuing operations	9,157	15,454
Net cash from operating activities - discontinued operations	—	(2,169)
Net cash from operating activities	9,157	13,285
Investing activities:
Proceeds from sale of a business	—	34,897
Purchase of property and equipment	(368)	(4,957)
Investments and acquisition of distribution rights	(709)	—
Net cash from investing activities - continuing operations	(1,077)	29,940
Net cash from investing activities - discontinued operations	—	(11,506)
Net cash from investing activities	(1,077)	18,434
Financing activities:
Proceeds from issuance of Class A common stock	786	223
Borrowing on revolver	—	49,000
Payment on revolver	—	(42,000)
Debt refinancing costs	(1,180)	(3,661)
Payments on long-term debt	(11,320)	(38,264)
Other, net	(373)	(166)
Net cash from financing activities	(12,087)	(34,868)
Effect of exchange rate changes on cash	(963)	701
Net change in cash, cash equivalents and restricted cash	(4,970)	(2,448)
Cash, cash equivalents and restricted cash at the beginning of the period	36,964	31,837
Cash, cash equivalents and restricted cash at the end of the period	$31,994	$29,389
Supplemental disclosure of noncash investing and financing activities

Accrued liabilities for intellectual property	$—	$709
Accounts payable for purchase of property, plant and equipment	$205	$968

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
The Company is focused on developing and commercializing clinically differentiated, cost efficient and minimally invasive treatments that engage and enhance the body’s natural healing processes. The Company is headquartered in Durham, North Carolina and has approximately 1,030 employees.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. During the first quarter of 2024, the Company reclassified revenue and expense of the SonicOne Ultrasonic Cleansing and Debridement Systems (“SonicOne”) from the Restorative Therapies to the Surgical Solutions business. The reclassification of SonicOne activity affected prior presentation of disaggregated revenue by business, refer to Note 12. Revenue recognition for further details. The reclassification had no effect on previously reported total revenues, net loss, other comprehensive loss, stockholders’ equity or cash flows. Unless otherwise noted, all financial information in the unaudited consolidated condensed financial statements reflects the Company’s results from continuing operations.

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
Accounts receivable, net of allowances, consisted of the following as of:

	June 29, 2024	December 31, 2023
Accounts receivable(a)	$140,204	$127,008
Less: Allowance for credit losses(a)	(2,899)	(4,219)
	$137,305	$122,789
(a)Accounts receivable of $7,688 attributable to the Company’s advanced rehabilitation business was reclassified to assets held for sale within the June 29, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.

Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on aging of the account receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base with no single customer representing ten percent or more of sales. The Company has one customer representing approximately 19.2% and 16.0% of the accounts receivable balance as of June 29, 2024 and December 31, 2023, respectively. Historically, the Company’s reserves have been adequate to cover credit losses.
Inventory
Inventory consisted of the following as of:

	June 29, 2024	December 31, 2023
Raw materials and supplies(a)	$24,841	$21,062
Finished goods(a)	62,765	70,271
	$87,606	$91,333
(a)Raw materials and supplies of $4,924 and finished goods inventory of $9,449 attributable to the Company’s advanced rehabilitation business were reclassified to assets held for sale within the June 29, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.
Property and equipment, net
Property and equipment consisted of the following as of:

	June 29, 2024	December 31, 2023
Computer equipment and software	$39,713	$37,860
Demonstration and consignment inventory	9,963	9,341
Leasehold improvements	3,933	3,763
Furniture and fixtures(a)	4,586	4,163
Finance leases	15,737	15,737
Machinery and equipment(b)	1,801	2,180
Assets net yet placed in service	2,021	4,065
	77,754	77,109
Less accumulated depreciation	(45,816)	(40,504)
	$31,938	$36,605
(a)Furniture and fixtures of $51 and accumulated depreciation of $31 attributable to the Company’s advanced rehabilitation business were reclassified to assets held for sale within the June 29, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.
(b)Machinery and equipment of $385 and accumulated depreciation of $133 attributable to the Company’s advanced rehabilitation business were reclassified to assets held for sale within the June 29, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.

Intangible assets, net
Intangible assets consisted of the following as of:

	June 29, 2024	December 31, 2023
Intellectual property(a)(b)	$626,007	$677,258
Distribution rights	61,325	61,325
Customer relationships	57,950	57,950
IPR&D	5,500	5,500
Developed technology and other	13,998	13,998
Total carrying amount	764,780	816,031
Less accumulated amortization:
Intellectual property(a)(b)	(221,261)	(218,031)
Distribution rights	(51,790)	(49,301)
Customer relationships	(57,950)	(57,950)
Developed technology and other	(8,004)	(7,521)
Total accumulated amortization	(339,005)	(332,803)
Intangible assets, net before currency translation	425,775	483,228
Currency translation	(1,223)	(878)
	$424,552	$482,350
(a)Intellectual property of $19,380 and accumulated amortization of $16,656 attributable to the Company’s advanced rehabilitation business were reclassified to assets held for sale within the June 29, 2024 consolidated condensed balance sheets. Refer to Note 3.Acquisitions and divestitures for further details regarding assets held for sale.
(b)The Company recorded an impairment loss of $31,870 for the three and six months ended June 29, 2024 in the U.S. reporting segment of net intellectual property solely attributable to the Company’s advanced rehabilitation business. The loss was recorded in impairment of assets within the consolidated condensed statements of operations and comprehensive loss. Refer to Refer to Note 3. Acquisitions and divestitures for further details regarding businesses held for sale.
Estimated amortization expense for intangibles subsequent to reclassifications, impairment and additions for the remainder of 2024 and for the years ended December 31, 2025 through 2028 is expected to be $19,629, $37,412, $34,192, $35,243 and $31,012, respectively.
Accrued liabilities
Accrued liabilities consisted of the following as of:

	June 29, 2024	December 31, 2023
Gross-to-net deductions	$68,349	$59,592
Bonus and commission	19,987	19,437
Settlement and legal fees	17,737	986
Compensation and benefits	9,081	9,709
Accrued interest	6,185	6,606
Income and other taxes	4,883	4,749
Other liabilities(a)	13,756	18,716
	$139,978	$119,795
(a)Accrued liabilities of $3,110 attributable to the Company’s advanced rehabilitation business were reclassified to liabilities held for sale within the June 29, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.

3. Acquisitions and divestitures
Advanced Rehabilitation Business
In May 2024, the Company began contract negotiations with a third-party (the “Buyer”) to sell certain products within its advanced rehabilitation business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and BITS-Bioness Integrated Therapy System (collectively, the “Advanced Rehabilitation Business”). The Advanced Rehabilitation Business is considered non-core and will require additional research and development expenditures to achieve its next stage of growth. The potential divestiture of the Advanced Rehabilitation Business is expected to simplify the Company’s business structure and improve liquidity, as the proceeds, net of transactional fees, are required to be used to reduce long-term debt obligations. Contract negotiations are ongoing with the Buyer and as of the end of the second quarter of 2024, the Company had incurred $2,500 in transactional fees resulting from the potential divestiture of the Advanced Rehabilitation Business.
The Company has classified the identifiable net assets of the Advanced Rehabilitation Business as held for sale. A significant portion of the Advanced Rehabilitation Business net assets were within the U.S. reporting segment. Assets and liabilities determined to be part of the Advanced Rehabilitation Business have been recorded as single amounts within the Company’s consolidated financial statements. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell, which is expected to occur within one year. The Company has ceased depreciating and amortizing the assets classified as held for sale. Assets and liabilities held for sale are reviewed each reporting period to determine whether existing carrying values are fully recoverable in comparison to estimated fair values less costs to sell.
The Company evaluated the Advanced Rehabilitation Business for impairment due to its potential divestiture and, as a result of this evaluation, recorded a $31,870 impairment under the U.S. reporting segment within the consolidated condensed statements of operations and comprehensive loss during the three and six months ended June 29, 2024 to reduce the intangible assets of the Advanced Rehabilitation Business to reflect their respective fair values less any costs to sell. The fair value of its intangibles was based on the preliminary consideration offered for the Advanced Rehabilitation Business.
The carrying amounts for the major classes of assets and liabilities of the Advanced Rehabilitation Business classified as held for sale were as follows:

June 29, 2024
Carrying amounts of assets classified as held for sale:
Accounts receivable	$7,688
Inventory	14,373
Prepaid and other current assets	1,930
Property and equipment, net	272
Intangible assets	2,724
Operating lease assets	1,171
Other assets	250
Total assets held for sale	$28,408

Carrying amounts of liabilities classified as held for sale:
Accounts payable	$1,566
Accrued liabilities	3,110
Other liabilities	1,232
Total liabilities held for sale	$5,908
Wound Business
On May 22, 2023, the Company closed the sale of certain assets within its Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business”), for potential consideration of $84,675, including $34,675 at closing, $5,000 deferred for 18 months and up to $45,000 in potential earn-out payments, which are based on the achievement of certain revenue thresholds by the purchaser of the Wound Business for sales of the TheraSkin and TheraGenesis products during the 2024, 2025 and 2026 fiscal years.
The Company incurred $3,880 in transactional fees resulting from the sale of the Wound Business. The Company used the proceeds from the sale of its Wound Business to prepay $30,000 of long-term debt obligations. Refer to Note 4. Financial Instruments for further details regarding the Company’s outstanding long-term debt obligations.

The Company evaluated the Wound Business for impairment prior to its sale and recorded a $78,615 impairment within the consolidated condensed statements of operations and comprehensive loss during the six months ended July 1, 2023 as a result of this evaluation to reduce the intangible assets of the Wound Business to reflect their respective fair values less any costs to sell. The fair value of its intangibles was determined based on the consideration received for the Wound Business. The loss resulting from the deconsolidation of the Wound Business totaled $977 for the three and six months ended July 1, 2023 and was recorded in loss on disposals within the consolidated condensed statements of operations and comprehensive loss.
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
Pursuant to the Settlement Agreement, the Company also transferred 100% of its shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the Former Securityholders and made a one-time non-refundable payment of $10,150 to Elron to be used for purposes set forth in the Settlement Agreement. Given that upon execution of the Settlement Agreement, the Company had no ownership interest or voting rights in CartiHeal, the Company concluded that it had ceased to control CartiHeal for accounting purposes, and therefore, deconsolidated CartiHeal effective February 27, 2023. CartiHeal was part of the Company’s international reporting segment and the Company treated the deconsolidation of CartiHeal as a discontinued operation. The loss on disposal was $60,639 and was recorded within discontinued operations, net of tax within the consolidated condensed statements of operations and comprehensive loss for the six months ended July 1, 2023. Refer to Note 14. Discontinued operations for further information regarding the impact of CartiHeal on the Company’s consolidated condensed financial statements for the six months ended July 1, 2023.
4. Financial instruments
Long-term debt consisted of the following as of:

	June 29, 2024	December 31, 2023
Amended Term Loan due October 2026 (9.34% at June 29, 2024)	$371,128	$382,448
Revolver due October 2025 (9.34% at June 29, 2024)	15,000	15,000
Less:
Current portion of long-term debt	(38,566)	(27,848)
Unamortized debt issuance cost	(1,459)	(917)
Unamortized discount	(1,387)	(1,685)
	$344,716	$366,998
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

On January 18, 2024 (the “Closing Date”), the Company further amended the 2019 Credit Agreement (collectively, with the August 2021, October 2021, July 2022 and March 2023 amendments, the “Amended 2019 Credit Agreement”), to further modify certain financial covenants under the 2019 Credit Agreement. The Company was in compliance as of June 29, 2024 with the financial covenants as stated within the 2019 Credit Agreement.
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
The January 2024 amendment had deferred financing costs of $1,180, of which $325 was recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss and $855 was capitalized on the consolidated condensed balance sheets during the six months ended June 29, 2024. The March 2023 amendment had deferred financing costs of $3,661, of which $1,617 was recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss and $2,044 was capitalized on the consolidated condensed balance sheets during the six months ended July 1, 2023. There were no losses on debt refinancing and modification as a result of either the January 2024 or March 2023 amendments.
As of June 29, 2024, $368,282 was outstanding on the Term Loan Facilities, net of original issue discount of $1,387 and deferred financing costs of $1,459. As previously discussed in Note 3. Acquisitions and divestitures, the Company made a prepayment of $30,000 on its Term Loan Facilities with the proceeds from the Wound Business divestiture during the second quarter of 2023. Capitalized deferred fees are amortized to interest expense on a straight-line basis over the term of the Term Loan Facilities, which approximates the effective interest method. Interest expense includes deferred cost amortization of $381, $915, $762 and $1,138 for the three months June 29, 2024 and July 1, 2023 and the six months ended June 29, 2024 and July 1, 2023, respectively.
The estimated fair value of the Term Loan Facilities was $370,664 as of June 29, 2024. The fair value of these obligations was determined based on the midpoint of the Bloomberg Valuation. This is classified as a Level 2 instrument within the fair value hierarchy.
Revolver and Letters of Credit
The Revolver is a five-year revolving credit facility that includes revolving and swingline loans as well as letters of credit (“LOC”) and, inclusive of all, could not exceed $45,000 at any one time as the Revolver capacity was reduced by $5,000 at December 31, 2023 in accordance with the 2019 Credit Agreement then in effect. The Revolver was further reduced by $5,000 at June 30, 2024, limiting borrowing capacity to $40,000. The Company had $15,000 outstanding borrowings on its Revolver as of June 29, 2024 and December 31, 2023. LOCs are available in an amount not to exceed $7,500. The Company had two LOCs outstanding as of June 29, 2024, leaving approximately $5,800 available. Revolving loans are due at the earlier of termination or maturity. Swingline loans are available as base rate option loans only and must be outstanding for at least five days. Swingline loans are due the fifteenth or last day of a calendar month or maturity, whichever is earlier.
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

There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 or Level 2 inputs. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	June 29, 2024		December 31, 2023
	Total	Level 3	Total	Level 3
Liabilities:
Current portion of contingent consideration	$18,745	$18,745	$—	$—
Contingent consideration	—	—	18,150	18,150
Total liabilities:	$—	$—	$18,150	$18,150
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
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the table above resulted from the acquisition of Bioness on March 30, 2021. Contingent consideration is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. Changes in contingent consideration related to Bioness for the three months ended June 29, 2024 and July 1, 2023 and six months ended June 29, 2024 and July 1, 2023 totaled $300, $240, $595 and $527, respectively, and were recorded as the change in fair value of contingent consideration within the consolidated condensed statements of operations and comprehensive loss.
6. Equity-based compensation
2021 Plan
The Company operates an equity-based compensation plan (the “2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), other stock-based awards, and cash awards (collectively, the “2021 Plan Awards”). As of June 29, 2024, 19,564,333 shares of Class A common stock have been authorized to be awarded under the 2021 Plan and 8,921,686 shares were available for 2021 Plan Awards.
2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of June 29, 2024, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 84,700 shares were available for Retention Awards.

Activity under the Plans
Expense
Equity-based compensation, net for Awards granted under the Plans for the three and six months ended June 29, 2024 totaled $3,457 and $6,048, respectively. Equity-based compensation, net for Awards granted under the Plans for the three and six months ended July 1, 2023 totaled $2,797 and $1,079, respectively, in expense reduction as a result of expense reversals due to executive leadership transitions. Expenses and expense reductions are primarily included in selling, general and administrative expense with a nominal amount in research and development expense within the consolidated condensed statements of operations and comprehensive loss based upon the department of the employee. There were no income tax benefits related to equity-based compensation expense for the three and six months ended June 29, 2024 and July 1, 2023.
Restricted Stock Units
During the three and six months ended June 29, 2024, the Company granted time-based RSUs which vest at various dates through March 15, 2028. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to the RSUs totaled $7,091 at June 29, 2024, and is expected to be recognized over a weighted average period of approximately 2.40 years. A summary of the RSU award activity for the six months ended June 29, 2024 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2023	2,066	$4.51
Granted	2,429	5.45
Vested	(1,550)	4.56
Forfeited or canceled	(105)	7.33
Unvested at June 29, 2024	2,840	$5.12
Stock Options
During the three and six months ended June 29, 2024, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the six months ended June 29, 2024 is shown in the following table:

Risk-free interest rate	3.9% - 4.3%
Expected dividend yield	—%
Expected stock price volatility	36.1% - 36.4%
Expected life of stock options (years)	6.25
The weighted-average grant date fair value of options granted during the six months ended June 29, 2024 was $2.25 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $4,342 at June 29, 2024, and is expected to be recognized over a weighted average period of approximately 2.86 years.
A summary of stock option activity is as follows for the six months ended June 29, 2024 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	4,347	$8.68
Granted	1,763	5.18
Exercised	(229)	5.21
Forfeited or canceled	(747)	10.51
Outstanding at June 29, 2024	5,134	7.53	7.66	$4,968
Exercisable and vested at June 29, 2024	1,982	$9.95	5.57	$855

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Class A common stock for options that had exercise prices lower than $5.75 per share as this was the closing price of the Company’s Class A common stock on June 28, 2024, the last trading day of the second quarter.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of June 29, 2024, the aggregate number of shares reserved for issuance under the ESPP was 1,393,982. A total of 125,622 shares were issued under the ESPP and $215 of expense was recognized during the three and six months ended June 29, 2024. A total of 144,851 and 366,927 shares were issued under the ESPP and $65 and $193 of expense was recognized during the three and six months ended July 1, 2023, respectively.
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
Noncontrolling interest
In connection with any redemption pursuant to the BV LLC Agreement, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the six months ended June 29, 2024 or during the year ended December 31, 2023. The following table summarizes the ownership interest in BV LLC as of June 29, 2024 and December 31, 2023 (number of units in thousands):

	June 29, 2024		December 31, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	65,172	80.5%	63,267	80.0%
Continuing LLC Owner	15,787	19.5%	15,787	20.0%
Total	80,959	100.0%	79,054	100.0%

8. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator:
Net loss from continuing operations, net of tax	$(32,112)	$(4,731)	$(38,094)	$(104,749)
Net loss attributable to noncontrolling interests — continuing operations	8,120	1,050	9,532	21,410
Net loss attributable to Bioventus Inc. Class A common stockholders — continuing operations	$(23,992)	$(3,681)	$(28,562)	$(83,339)

Numerator:
Net loss from discontinued operations, net of tax	$—	$—	$—	$(74,429)
Net loss attributable to noncontrolling interests — discontinued operations	—	—	—	14,937
Net loss attributable to Bioventus Inc. Class A common stockholders — discontinued operations	$—	$—	$—	$(59,492)

Denominator:
Weighted-average shares of Class A common stock outstanding—basic and diluted	64,056,759	62,551,285	63,720,342	62,338,018

Net loss per share of Class A common stock from continuing operations, basic and diluted	$(0.37)	$(0.06)	$(0.45)	$(1.34)
Net loss per share of Class A common stock from discontinued operations, basic and diluted	—	—	—	(0.95)
Net loss per share of Class A common stock, basic and diluted	$(0.37)	$(0.06)	$(0.45)	$(2.29)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares as of June 29, 2024 and July 1, 2023 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737	15,786,737	15,786,737
Stock options	4,208,043	6,730,685	4,177,250	7,623,865
RSUs	49,784	766,427	25,029	974,238
Total	20,044,564	23,283,849	19,989,016	24,384,840
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

The Company’s prior restructuring plans adopted in 2021 and 2022 focused on aligning its organizational and management cost structure to improve profitability and cash flow, reduce headcount and the consolidation of facilities. These plans have been completed. There were no restructuring expenses incurred during the three and six months ended June 29, 2024. Restructuring expenses incurred during three and six months ended July 1, 2023 totaled $620 and $937, respectively. Payments for restructuring liabilities during the six months ended June 29, 2024 and July 1, 2023 totaled $961 and $3,085, respectively.
10. Income taxes
The tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of its annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. The quarterly tax provision, and estimate of the Company’s annual effective tax rate, are subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company conducts business, and tax law developments.
For the three and six months ended June 29, 2024 and July 1, 2023, the Company’s effective tax rate was 18.6%, 8.8%, and 14.4% and 0.2%, respectively. The change in rate for the three and six months ended June 29, 2024 compared to the prior year comparable period was primarily due to losses in certain entities.
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
11. Commitments and contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from 1 month to 8.8 years.
The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost	$938	$1,010	$1,826	$2,079
Short-term lease cost(a)	326	229	406	435
Financing lease cost:
Amortization of finance lease assets	174	393	332	628
Interest on lease liabilities	217	229	438	366
Total lease cost	$1,655	$1,861	$3,002	$3,508
(a)Includes variable lease cost and sublease income, which are immaterial.

Supplemental cash flow information and non-cash activity related to leases were as follows:

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,319	$2,227
Operating cash flows from financing leases	$438	$337
Financing cash flows from finance leases	$373	$175

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$132	$254
Financing lease obligations	$—	$15,567
Supplemental balance sheet and other information related to leases were as follows:

	June 29, 2024	December 31, 2023
Operating lease assets(a)	$10,366	$13,353

Operating lease liabilities—current(b)	$3,038	$4,057
Operating lease liabilities—noncurrent(b)	8,469	10,573
Total operating lease liabilities	$11,507	$14,630

Property, plant and equipment, net (finance leases)	$13,491	$14,279

Finance lease liabilities—current	$791	$759
Finance lease liabilities—noncurrent	9,981	10,386
Total financing lease liabilities	$10,772	$11,145

Weighted average remaining lease term (years) for leases
Operating leases	3.4	3.8
Finance leases	8.8	9.3

Weighted average discount rate for leases
Operating leases	4.8%	4.7%
Finance leases	8.1%	8.1%
(a)Operating lease assets totaling $1,171 attributable to the Advanced Rehabilitation Business were reclassified to assets held for sale within the June 29, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.
(b)Current and noncurrent operating lease liabilities of $983 and $249, respectively, were reclassified to liabilities held for sale within the June 29, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.
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

The Company is presently unable to predict the duration, scope, or result of these matters. As such, the Company is presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, related to these matters. While the Company intends to defend these matters vigorously, the outcome of such litigation or any other litigation is necessarily uncertain, is not within the Company’s complete control and might not be known for extended periods of time. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, other than the specific matters described below, if decided adversely, is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
Bioventus shareholder litigation
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina (the “Court”), Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended consolidated complaint. In response to the defendants’ motion to dismiss, the lead plaintiff filed a second amended complaint on July 31, 2023. The defendants moved to dismiss the second amended complaint on August 21, 2023, which the Court granted in part and denied in part on November 6, 2023. The Court dismissed the plaintiff’s Securities Act claims, but allowed the plaintiff’s Exchange Act claims to proceed into discovery.
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court. The Settlement Agreement, which is subject to Court approval, provides among other things for (i) the dismissal of all claims against the defendants, including the Company; (ii) a settlement amount of $15,250, together with interest earned thereon, to be paid by the defendants and/or the defendant’s insurers within 30 days after the later of (x) the date of entry by the Court of an order preliminarily approving the terms of the settlement or (y) receipt by the defendants from lead counsel of the information necessary to effectuate a transfer of the settlement funds; and (iii) no admission of liability or wrongdoing by any party. The Company incurred $12,502 and $13,670 of net shareholder litigation costs (including estimated settlement and reimbursement) during the three and six months ended June 29, 2024 under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss. The Company expects to be reimbursed approximately $6,500 of the fees incurred to date, which was recorded in other current assets within the June 29, 2024 consolidated condensed balance sheets.
On October 4, 2023, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Grogan, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:23-CV-01099-RGA (D. Del. 2023). The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On January 12, 2024, the Court agreed to stay this case pending resolution of the Ciarciello case. The Company may incur further legal costs until settlement is ultimately approved and executed by the Court.
On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the United States District Court for the District of Delaware granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases (as consolidated, the “Grogan Case”).
The Company believes the claims alleged in the Grogan Case lacks merit and intends to defend itself vigorously. The outcome of this matter is not presently determinable, and any loss is neither probable nor reasonably estimable.

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
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the three months ended June 29, 2024 and July 1, 2023 and the six months ended June 29, 2024 and July 1, 2023 totaled $4,594 $4,119, $8,173 and $6,440, respectively. These royalties are included in cost of sales within the consolidated condensed statements of operations and comprehensive loss.
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
From time to time, the Company causes LOCs to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of June 29, 2024 and December 31, 2023, the Company had two LOCs outstanding for $1,700.
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
As previously discussed in Note 1. Organization, SonicOne revenue was reclassified from Restorative Therapies to Surgical Solutions on a prospective and retrospective basis as its capabilities to remove devitalized or necrotic tissue and fiber deposits more closely aligns with Surgical Solutions’ soft tissue management. SonicOne revenue reclassified for the three and six months ended July 1, 2023 totaled $1,832 and $3,544, respectively, for the U.S. reporting segment and $84 and $149, respectively, for the International reporting segment. The Company had product sales to one customer totaling $18,266 and $31,409 in the U.S. segment during the three and six months ended June 29, 2024, representing 12.2% and 11.3% of total net sales, respectively. There was no customers representing 10% or more of net sales during the three and six months ended July 1, 2023. The following table presents the Company’s net sales disaggregated by major business within each segment as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
U.S.
Pain Treatments	$65,194	$55,617	$115,831	$96,612
Restorative Therapies	27,435	30,012	52,739	60,788
Surgical Solutions	41,780	35,218	80,120	67,425
Total U.S. net sales	134,409	120,847	248,690	224,825

International
Pain Treatments	7,066	6,024	13,118	11,355
Restorative Therapies	4,185	4,690	9,355	10,239
Surgical Solutions	5,557	5,508	9,511	9,709
Total International net sales	16,808	16,222	31,984	31,303

Total net sales	$151,217	$137,069	$280,674	$256,128
13. Segments
The Company’s two reportable segments are U.S. and International. U.S. segment revenues totaled $134,409, $120,847, $248,690 and $224,825 for the three months ended June 29, 2024 and July 1, 2023 and the six months ended June 29, 2024 and July 1, 2023, respectively. International segment revenues totaled $16,808, $16,222, $31,984 and $31,303 for the three months ended June 29, 2024 and July 1, 2023 and the six months ended June 29, 2024 and July 1, 2023, respectively. The Company’s products are primarily sold to orthopedists, musculoskeletal and sports medicine physicians, podiatrists, neurosurgeons and orthopedic spine surgeons, as well as to their patients. The Company does not disclose segment information by asset as the Chief Operating Decision Maker does not review or use it to allocate resources or to assess the operating results and financial performance. Segment Adjusted EBITDA is the segment profitability metric reported to the Company’s Chief Operating Decision Maker for purposes of decisions about allocation of resources to, and assessing performance of, each reportable segment.

The following table presents segment Adjusted EBITDA reconciled to loss before income taxes:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Segment Adjusted EBITDA
U.S.	$31,590	$24,712	$51,346	$39,424
International	2,862	3,446	5,729	5,685
Interest expense, net	(9,924)	(10,587)	(20,263)	(20,281)
Depreciation and amortization	(13,090)	(14,600)	(24,875)	(31,073)
Acquisition and related costs	(300)	(1,448)	(511)	(2,623)
Shareholder litigation costs	(12,502)	—	(13,670)	—
Restructuring and succession charges	40	(620)	(13)	(937)
Equity compensation	(3,672)	2,732	(6,263)	886
Financial restructuring costs	5	(1,257)	(347)	(6,587)
Impairments of assets	(31,870)	—	(31,870)	(78,615)
Loss on disposal of a business	—	(977)	—	(977)
Other items	(2,590)	(5,751)	(3,789)	(9,416)
Loss before income taxes	$(39,451)	$(4,350)	$(44,526)	$(104,514)
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
The following table summarizes the major income and expense line items of these discontinued operations, as reported in the consolidated statements of operations for the six months ended July 1, 2023 as there was no activity for discontinued operations subsequent to the first quarter of 2023:

Six Months Ended
July 1, 2023
Selling, general and administrative expense	$1,728
Research and development expense	396
Change in fair value of contingent consideration(a)	1,710
Depreciation and amortization(a)	4,264
Impairments of assets	—
Operating loss from discontinued operations	(8,098)
Interest expense, net	4,889
Other (income) expense(b)	61,442
Other (income) expense	66,331
Loss before income taxes	(74,429)
Income tax benefit, net	—
Net loss from discontinued operations	(74,429)
Loss attributable to noncontrolling interest - discontinued operations	14,937
Net loss attributable to Bioventus Inc. - discontinued operations	$(59,492)
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
The following table sets forth total net sales, net loss and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$151,217	$137,069	$280,674	$256,128
Net loss from continuing operations	$(32,112)	$(4,731)	$(38,094)	$(104,749)
Adjusted EBITDA(1)	$34,452	$28,158	$57,075	$45,109
Loss per Class A common stock, basic and diluted:
Continuing operations	$(0.37)	$(0.06)	$(0.45)	$(1.34)
Discontinued operations	—	—	—	(0.95)
Loss per Class A common stock, basic and diluted	$(0.37)	$(0.06)	$(0.45)	$(2.29)
(1)See below under results of operations-Adjusted EBITDA for a reconciliation of net loss to Adjusted EBITDA.
Significant transactions
Advanced Rehabilitation Business
In May 2024, we began contract negotiations with a third-party (the “Buyer”) to sell certain products within our advanced rehabilitation business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and BITS-Bioness Integrated Therapy System (collectively, the “Advanced Rehabilitation Business”). The Advanced Rehabilitation Business is considered non-core and will require additional research and development expenditures to achieve its next stage of growth. The potential divestiture of the Advanced Rehabilitation Business is expected to simplify our business structure and improve liquidity, as the proceeds, net of transactional fees, are required to be used to reduce long-term debt obligations. Contract negotiations are ongoing with the Buyer and as of the end of the second quarter 2024, we had incurred $2,500 in transactional fees resulting from the potential divestiture of the Advanced Rehabilitation Business.
The Company evaluated the Advanced Rehabilitation Business for impairment due to its potential divestiture and, as a result of this evaluation, recorded a $31,870 impairment under the U.S. reporting segment within the consolidated condensed statements of operations and comprehensive loss during the three and six months ended June 29, 2024 to reduce the intangible assets of the Advanced Rehabilitation Business to reflect their respective fair values less any costs to sell. The fair value of its intangibles was based on the consideration offered for the Advanced Rehabilitation Business.

Reclassification
We reclassified revenue and expense of the SonicOne Ultrasonic Cleansing and Debridement Systems (“SonicOne”) from the Restorative Therapies to the Surgical Solutions business in the first quarter of 2024. SonicOne’s capabilities to remove devitalized or necrotic tissue and fiber deposits more closely aligns with Surgical Solutions’ soft tissue management. SonicOne revenue reclassified for the three and six months ended July 1, 2023 totaled $1.8 million and $3.5 million, respectively, for the U.S. reporting segment and $0.1 million in both periods for the International reporting segment.
OSTEOAMP®
OSTEOAMP Cannula, a customized delivery system for our OSTEOAMP® Flowable product, received FDA clearance in June 2024. OSTEOAMP® is an allograft-derived bone graft with growth factors used for reconstructive bone grafting procedures. The Cannula delivery system will assist the use of OSTEOAMP® Flowable, the fastest growing product in our portfolio, in minimally invasive surgical procedures as well as open procedures. FDA clearance will also allow us to bring the product to market in the US, starting with a limited launch planned in the fourth quarter of 2024.
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
Wound Business
On May 22, 2023, we closed the sale of certain assets within our Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business”), for potential consideration of $84.7 million, including $34.7 million at closing, $5.0 million deferred for 18 months and up to $45.0 million in potential earn-out payments, which are based on the achievement of certain revenue thresholds by the purchaser of the Wound Business for sales of the TheraSkin and TheraGenesis products during the 2024, 2025, and 2026 fiscal years. We incurred $3.9 million in transactional fees resulting from the sale of the Wound Business and used the proceeds from the sale of the Wound Business to prepay $30.0 million of long-term debt obligations.
We evaluated the Wound Business for impairment prior to its sale and recorded a $78.6 million impairment within the consolidated statements of operations and comprehensive loss during the six months ended July 1, 2023 as a result of this evaluation to reduce the intangible assets of the Wound Business to reflect their respective fair values, less any costs to sell. The fair values of its intangibles were determined based on the consideration received for the Wound Business.
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

The following table sets forth components of our consolidated condensed statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (including depreciation and amortization)	31.5%	35.0%	31.6%	36.3%
Gross profit	68.5%	65.0%	68.4%	63.7%
Selling, general and administrative expense	62.7%	54.6%	61.7%	60.8%
Research and development expense	2.6%	2.4%	2.3%	2.8%
Restructuring costs	—%	0.5%	—%	0.4%
Change in fair value of contingent consideration	0.2%	0.2%	0.2%	0.2%
Depreciation and amortization	1.3%	1.7%	1.4%	1.7%
Impairment of assets	21.1%	—%	11.4%	30.7%
Loss on disposal of a business	—%	0.7%	—%	0.4%
Operating (loss) income	(19.4%)	4.9%	(8.6%)	(33.3%)
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net loss from continuing operations	$(32,112)	$(4,731)	$(38,094)	$(104,749)
Interest expense, net	9,924	10,587	20,263	20,281
Income tax expense (benefit), net	(7,339)	381	(6,432)	235
Depreciation and amortization(a)	13,090	14,600	24,875	31,073
Acquisition and related costs(b)	300	1,448	511	2,623
Shareholder litigation costs(c)	12,502	—	13,670	—
Restructuring and succession charges(d)	(40)	620	13	937
Equity compensation(e)	3,672	(2,732)	6,263	(886)
Financial restructuring costs(f)	(5)	1,257	347	6,587
Impairment of assets(g)	31,870	—	31,870	78,615
Loss on disposal of a business(h)	—	977	—	977
Other items(i)	2,590	5,751	3,789	9,416
Adjusted EBITDA	$34,452	$28,158	$57,075	$45,109
(a)Includes for the three months ended June 29, 2024 and July 1, 2023 and the six months ended June 29, 2024 and July 1, 2023, respectively, depreciation and amortization of $11,021, $12,301, $21,046 and $26,640 in cost of sales and $2,069, $2,299, $3,829 and $4,433 in operating expenses presented in the consolidated statements of operations and comprehensive loss.
(b)Includes acquisition and integration costs related to completed acquisitions and changes in fair value of contingent consideration.
(c)Costs incurred as a result of certain shareholder litigation unrelated to our ongoing operations.
(d)Costs incurred were the result of adopting restructuring plans to reduce headcount, reorganize management structure, and consolidate certain facilities.
(e)Includes compensation expense resulting from awards granted under our equity-based compensation plans. The three and six months ended July 1, 2023 includes the reversal of equity compensation expenses totaling $3,803 related to the transition of our executive leadership.
(f)Financial restructuring costs include advisory fees and debt amendment related costs.
(g)Represents a non-cash impairment charge for intangible assets solely attributable to our Advanced Rehabilitation Business in 2024 due to our decision to divest the business. Activity in 2023 relates to the non-cash impairment charge attributable to our divested Wound Business.
(h)Represents the loss on disposal of the Wound Business.

(i)Other items primarily includes charges associated with strategic transactions, such as potential acquisitions or divestitures and a transformative project to redesign systems and information processing. We incurred $0.3 million and $1.2 million in costs, respectively, during the three and six months ended July 1, 2023 related to MOTYS. Other items for the three and six months ended July 1, 2023 also includes severance costs totaling $2.3 million related to the transition of our executive leadership.
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
Net Sales

	Three Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
U.S.
Pain Treatments	$65,194	$55,617	$9,577	17.2%
Restorative Therapies	27,435	30,012	(2,577)	(8.6%)
Surgical Solutions	41,780	35,218	6,562	18.6%
Total U.S. net sales	134,409	120,847	13,562	11.2%

International
Pain Treatments	7,066	6,024	1,042	17.3%
Restorative Therapies	4,185	4,690	(505)	(10.8%)
Surgical Solutions	5,557	5,508	49	0.9%
Total International net sales	16,808	16,222	586	3.6%

Total net sales	$151,217	$137,069	$14,148	10.3%
U.S.
Net sales increased $13.6 million, or 11.2%, compared to three months ended July 1, 2023. Changes by business were: (i) Pain Treatments—$9.6 million increase due to volume; (ii) Restorative Therapies—$2.6 million decrease due to the divestiture of our Wound Business, partially offset with a volume increase for our Exogen Bone Stimulation System; and (iii) Surgical Solutions—$6.6 million increase due to volume growth.
International
Net sales increased compared with the prior year comparable period. The net sales in Pain Treatments increased $1.0 million due to volume growth, partially offset by a decrease of $0.5 million in Restorative Therapies due to less volume.

	Six Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
U.S.
Pain Treatments	$115,831	$96,612	$19,219	19.9%
Restorative Therapies	52,739	60,788	(8,049)	(13.2%)
Surgical Solutions	80,120	67,425	12,695	18.8%
Total U.S. net sales	248,690	224,825	23,865	10.6%

International
Pain Treatments	13,118	11,355	1,763	15.5%
Restorative Therapies	9,355	10,239	(884)	(8.6%)
Surgical Solutions	9,511	9,709	(198)	(2.0%)
Total International net sales	31,984	31,303	681	2.2%

Total net sales	$280,674	$256,128	$24,546	9.6%

U.S.
Net sales increased $23.9 million, or 10.6%, compared to the prior year period. Changes by business were: (i) Pain Treatments—$19.2 million increase due to volume; (ii) Restorative Therapies—$8.0 million decrease due to the divestiture of our Wound Business and larger volumes in 2023 related to our Vector rehabilitation product, partially offset with an Exogen Bone Stimulation System volume increase; and (iii) Surgical Solutions—$12.7 million increase due to volume growth.
International
Net sales increased compared with the prior year comparable period. There was an increase in Pain Treatments of $1.8 million net sales due to volume growth, partially offset with decrease of $0.9 million in Restorative Therapies due to less volume.
Gross profit and gross margin

	Three Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
U.S.	$94,233	$79,549	$14,684	18.5%
International	9,406	9,574	(168)	(1.8%)
Total	$103,639	$89,123	$14,516	16.3%

	Three Months Ended
	June 29, 2024	July 1, 2023	Change
U.S.	70.1%	65.8%	4.3%
International	56.0%	59.0%	(3.1%)
Total	68.5%	65.0%	3.5%
U.S.
Gross profit increased $14.7 million, or 18.5%, primarily due to volume growth in Pain Treatments, Surgical Solutions and our Exogen Bone Stimulation System, partially offset by the Wound Business divestiture. Gross margin increased due to product mix.
International
Gross profit decreased $0.2 million, or 1.8%, primarily due to a decline in Restorative Therapies and product mix, partially offset with growth in Pain Treatments.

	Six Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
U.S.	$173,601	$145,055	$28,546	19.7%
International	18,418	17,987	431	2.4%
Total	$192,019	$163,042	$28,977	17.8%

	Six Months Ended
	June 29, 2024	July 1, 2023	Change
U.S.	69.8%	64.5%	5.3%
International	57.6%	57.5%	0.1%
Total	68.4%	63.7%	4.8%
U.S.
Gross profit increased $28.5 million, or 19.7%, primarily due to volume growth in Pain Treatments, Surgical Solutions and our Exogen Bone Stimulation System, partially offset by the Wound Business divestiture. Gross margin increased due to product mix.
International
Gross profit increased $0.4 million, or 2.4%, primarily due to volume growth in Pain Treatments, partially offset with a volume decrease for Restorative Therapies. Gross margin remained consistent with the prior year comparable period.
Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Selling, general and administrative expense	$94,785	$74,844	$19,941	73.4%
Selling, general and administrative expenses increased $19.9 million, or 73.4%, primarily due to increases in (i) accounting and legal costs of $10.7 million, primarily related to the settlement of shareholder litigation; (ii) equity-based compensation of $6.2 million; and (iii) compensation related costs of $2.9 million.

	Six Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Selling, general and administrative expense	$173,191	$155,702	$17,489	11.2%
Selling, general and administrative expenses increased $17.5 million, or 11.2%, due to increases in: (i) accounting and legal costs of $10.8 million, primarily related to the settlement of shareholder litigation; (ii) equity-based compensation of $7.6 million; and (iii) compensation-related costs of $7.1 million. These increases were partially offset with a decline in consulting expenses of $8.6 million.
Research and development expense

	Three Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Research and development expense	$3,988	$3,398	$590	17.4%
Research and development increased by $0.6 million, or 17.4%, primarily due to increases in compensation related costs.

	Six Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Research and development expense	$6,585	$7,169	$(584)	(8.1%)
Research and development expense decreased by $0.6 million, or 8.1%, primarily due to a decrease in consulting costs.
Restructuring costs

	Three Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Restructuring costs	$—	$620	$(620)	(100.0%)

	Six Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Restructuring costs	$—	$937	$(937)	(100.0%)

Restructuring activity related to our previously announced restructuring plans were completed in 2023. Costs incurred during the three and six months ended July 1, 2023 are primarily the result of an initiative to align the Company’s organizational and management cost structure to improve profitability and cash flow through headcount reduction and cutting third-party related costs.
Change in fair value of contingent consideration

	Three Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Change in fair value of contingent consideration	$300	$240	$60	25.0%

	Six Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Change in fair value of contingent consideration	$595	$527	$68	12.9%
The fair value of contingent consideration during the three and six months ended June 29, 2024 remained consistent with the prior year comparable period. The activity for both periods relates to contingent consideration associated with the acquisition of Bioness in March 2021.
Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Depreciation and amortization	$2,064	$2,294	$(230)	(10.0%)

	Six Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Depreciation and amortization	$3,819	$4,423	$(604)	(13.7%)
Depreciation and amortization decreased during the three and six months ended June 29, 2024 compared with the prior year comparable period. The decrease was primarily the result of the impairment of intellectual property intangible assets associated with the Wound Business, which was divested during the second quarter of 2023.
Impairment of assets

	Three Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Impairment of assets (NM = Not Meaningful)	$31,870	$—	$31,870	NM

	Six Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Impairment of assets	$31,870	$78,615	$(46,745)	(59.5%)
Our decision to potentially divest the Advanced Rehabilitation Business in 2024 and divest the Wound Business in 2023 required us to evaluate whether certain of their assets were impaired. We recorded a $31.9 million non-cash impairment charge as a result of the evaluation of the Advanced Rehabilitation Business during the three and six months ended June 29, 2024 and a $78.6 million non-cash impairment charge related to the Wound Business during the six months ended July 1, 2023 as a result of their respective evaluations to reduce the intangible assets to their fair values less costs to sell. The fair value of intangibles for the Advanced Rehabilitation and Wound Businesses were determined based on the consideration offered.
Loss on disposals
The loss on disposals during the three and six months ended July 1, 2023 resulted from working capital adjustments associated with the sale of our Wound Business.

Other expense (income)

	Three Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Interest expense, net	$9,924	$10,587	$(663)	(6.3%)
Other expense	$159	$513	$(354)	(69.0%)
Interest expense, net decreased slightly during the three months ended June 29, 2024 compared to the prior year comparable period primarily due to less debt outstanding. Other expense decreased due to reserving miscellaneous assets in 2023, mostly offset with changes in foreign currency.

	Six Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Interest expense, net	$20,263	$20,281	$(18)	(0.1%)
Other expense (income)	$222	$(1,075)	$1,297	(120.7%)
Interest expense, net remained consistent with the prior year comparable period. Other expense (income) decreased $1.3 million due to the 2023 receipt of $1.5 million from the settlement of a legal claim.
Income tax (benefit) expense, net

	Three Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Income tax (benefit) expense, net	$(7,339)	$381	$(7,720)	NM
Effective tax rate (NM = Not Meaningful)	18.6%	8.8%		9.8%

	Six Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Income tax (benefit) expense, net	$(6,432)	$235	$(6,667)	NM
Effective tax rate	14.4%	0.2%		14.2%
Income tax expense was incurred for the three and six months ended June 29, 2024 compared to a benefit in the prior year comparable period primarily due to losses in certain entities.
Noncontrolling interest
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC in which we owned 80.5% and 79.9% at June 29, 2024 and December 31 2023, respectively. We have a majority economic interest, the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a noncontrolling interest representing the 19.5% that is owned by the Continuing LLC Owner. Noncontrolling interest activity during the three and six months ended June 29, 2024 was the result of losses recorded.
Segment Adjusted EBITDA

	Three Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
U.S.	$31,590	$24,712	$6,878	27.8%
International	$2,862	$3,446	$(584)	(16.9)%
U.S.
Adjusted EBITDA increased $6.9 million, or 27.8%, due to higher gross profit, partially offset with an increase in compensation costs.
International
Adjusted EBITDA decreased $0.6 million or 16.9%, primarily due to a decrease in gross profit and an increase in compensation costs.

	Six Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
U.S.	$51,346	$39,424	$11,922	30.2%
International	$5,729	$5,685	$44	0.8%
U.S.
Adjusted EBITDA increased $11.9 million, or 30.2%, primarily due higher gross profit, partially offset with an increase in compensation costs and other administrative expenses.
International
Adjusted EBITDA remained consistent with the prior year comparable period.
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
We began contract negotiations with a third-party to sell certain products within our advanced rehabilitation business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and BITS-Bioness Integrated Therapy System (collectively, the “Advanced Rehabilitation Business”). The potential divestiture of the Advanced Rehabilitation Business is expected to simplify our business structure and improve liquidity, as the proceeds, net of transactional fees, are required to be used to reduce long-term debt obligations.
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
Indebtedness
On January 18, 2024 (the “Closing Date”), the Company entered into the Amended 2019 Credit Agreement. The Amended 2019 Credit Agreement, contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of our equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of our assets, as well as limitations on making changes to the business and organizational documents. Financial covenant requirements include a maximum debt leverage ratio and an interest coverage ratio. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to the delivery of our financial statements for the fiscal quarter ending October 29, 2025, we will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10.0 million as of the end of each calendar month during such period. The Term Loan Facilities will mature on October 29, 2026. The Revolver will mature on October 29, 2025. We were in compliance with the financial covenants as stated with the Amended 2019 Credit Agreement as of June 29, 2024.
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
Information regarding cash flows
Cash, cash equivalents and restricted cash as of June 29, 2024 totaled $32.0 million, compared to $37.0 million as of December 31, 2023. The decrease in cash was primarily due to the following:

	Six Months Ended		Change
(in thousands, except for percentage)	June 29, 2024	July 1, 2023	$	%
Cash flows from continuing operations:
Net cash from operating activities	$9,157	$15,454	$(6,297)	(40.7%)
Net cash from investing activities	(1,077)	29,940	(31,017)	(103.6%)
Net cash from financing activities	(12,087)	(34,868)	22,781	(65.3%)
Net cash from discontinued operations	—	(13,675)	13,675	(100.0%)
Effect of exchange rate changes on cash	(963)	701	(1,664)	(237.4%)
Net change in cash, cash equivalents and restricted cash	$(4,970)	$(2,448)	$(2,522)	103.0%

Operating Activities
Net cash from operating activities from continuing operations decreased $6.3 million, due to: (i) increases in employee compensation as we annually pay bonuses and raise wages during the first quarter and no bonuses were paid during the first quarter of 2023; (ii) a rise in interest payments due to higher interest rates; and (iii) an increase in inventory purchases. These operating cash outflows were partially offset with an increase in cash collections from the growth in sales and timing of payments on accounts payable.
Investing Activities
Net cash from investing activities from continuing operations decreased $31.0 million, due to the $34.9 million receipt of cash resulting from the sale of our Wound Business in 2023 and a $0.7 million purchase of distribution rights for one of our HA products in 2024. These were partially offset with a $4.6 million decrease in capital expenditures, primarily within information technology.
Financing Activities
Cash flows from financing activities increased $22.8 million, primarily due to $29.4 million less in principal and deferred financing payments during 2024, partially offset with $7.0 million in net borrowings on our Revolver during 2023.
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
Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 29, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Bioventus shareholder litigation
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina (the “Court”), Ciarciello v. Bioventus, Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended consolidated complaint. In response to the defendants’ motion to dismiss, the lead plaintiff filed a second amended complaint on July 31, 2023. The defendants moved to dismiss the second amended complaint on August 21, 2023, which the Court granted in part and denied in part on November 6, 2023. The Court dismissed the plaintiff’s Securities Act claims, but allowed the plaintiff’s Exchange Act claims to proceed into discovery.
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court. The Settlement Agreement, which is subject to Court approval, provides among other things for (i) the dismissal of all claims against the defendants, including the Company; (ii) a settlement amount of $15.3 million, together with interest earned thereon, to be paid by the defendants and/or the defendant’s insurers within 30 days after the later of (x) the date of entry by the Court of an order preliminarily approving the terms of the settlement or (y) receipt by the defendants from lead counsel of the information necessary to effectuate a transfer of the settlement funds; and (iii) no admission of liability or wrongdoing by any party. The Company incurred $12.5 million and $13.7 million of net shareholder litigation costs (including estimated settlement and reimbursement) during the three and six months ended June 29, 2024 under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss. The Company expects to be reimbursed approximately $6.5 million of the fees incurred to date, which was recorded in other current assets within the June 29, 2024 consolidated condensed balance sheets.

On October 4, 2023, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Grogan, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:23-CV-01099-RGA (D. Del. 2023). The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On January 12, 2024, the Court agreed to stay this case pending resolution of the Ciarciello case. The Company may incur further legal costs until settlement is ultimately approved and executed by the Court.
On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et.al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the United States District Court for the District of Delaware granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases (as consolidated, the “Grogan Case”).
The Company believes the claims alleged in the Grogan Case lacks merit and intends to defend itself vigorously. The outcome of this matter is not presently determinable, and any loss is neither probable nor reasonably estimable.
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
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.

Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Bioventus Inc.	8-K	001-37844	3.1	2/17/2021
3.2	Form of Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bioventus Inc.	8-K	001-37844	3.1	6/17/2024
3.3	Second Amended and Restated Bylaws of Bioventus Inc.	8-K	001-37844	3.2	6/17/2024
10.1	Amendment No. 1 to the Stockholders Agreement by and among Bioventus Inc., Bioventus LLC and the Principal Stockholders dated as of June 19, 2024	8-K	001-37844	10.1	6/21/2024
31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						***
101.SCH	Inline XBRL Taxonomy Extension Schema Document						***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						***
101.DEF	Inline XBRL Extension Definition Linkbase Document						***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)						*
*     Filed herewith
**     Furnished herewith
***     Submitted electronically herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BIOVENTUS INC.

August 6, 2024	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)