Form 10-Q
period 2024-09-28
Bioventus Inc.
filed 2024-11-05
CIK 1665988

‘ m

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of October 29, 2024, there were 65,367,830 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to “Bioventus,” “we,” “us,” “our,” the “Company,” and similar references refer to Bioventus Inc. and its consolidated subsidiaries, including Bioventus LLC (“BV LLC”).
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements regarding our business strategy, including, without limitation, the impact of the planned divestiture of our Advanced Rehabilitation Business on our financial condition and operations, potential acquisitions, expected expansion of our pipeline and research and development investment, cost savings initiatives, new therapy launches, expected timelines for clinical trial results and other development milestones, expected contractual obligations and capital expenditures, recent dispositions of non-core assets, our domestic and international operations and expected financial performance and condition, and impacts of inflation and ongoing conflicts in Ukraine and the Middle East. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things: the dilution of our Class A common stockholders upon an exchange of the outstanding common membership interests in BV LLC could adversely affect the market price of our Class A common stock and the resale of such shares could cause the market price of our Class A common stock to fall; we might not realize some or all of the benefits expected to result from the planned divestiture of our Advanced Rehabilitation Business; we might not meet certain of our debt covenants under our Credit and Guaranty Agreement and might be required to repay our indebtedness on an accelerated basis; there are restrictions on operations and other costs associated with our indebtedness; any identified material weakness could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner; we might not be able to complete acquisitions or successfully integrate new businesses, products or technologies in a cost-effective and non-disruptive manner; our cash is maintained at financial institutions, often in balance that exceed federally insured limits; we are subject to securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses or costs not covered by our insurers, and may result in unfavorable outcomes; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; we may be unable to successfully commercialize newly developed or acquired products or therapies in the United States; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; the proposed down classification of non-invasive bone growth stimulators, including our Exogen system, by the U.S. Food and Drug Administration (“FDA”) could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of Exogen; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products, the procedures using our products, such as our hyaluronic acid (“HA”) viscosupplements, or future products we may seek to commercialize; pricing pressure and other competitive factors; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; if our HA products are reclassified from medical devices to drugs in the United States by the FDA, it could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; issues relating to the supply of our products, potential supply chain disruptions, and the increased cost of parts and components used to manufacture our products due to inflation; our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture certain of our products; economic, political, regulatory and other risks related to international sales, manufacturing and operations; failure to maintain contractual relationships; security breaches, unauthorized access to our disclosure of information, cyberattacks, or other incidents, or the perception that confidential information in our or our vendors’ or service providers’ possession or control is not secure; failure of key information technology and communications systems, process or sites; risks related to our future capital needs; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; the FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; if clinical studies of our future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; unstable political or economic conditions; legislative or regulatory reforms; our business might experience adverse impacts due to public health outbreaks; risks related to intellectual property matters; and other important factors described in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, as may be further updated from time to time in our other filings with the SEC. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Bioventus Inc.
Consolidated Condensed Statements of Operations and Comprehensive Loss
Three and Nine Months Ended September 28, 2024 and September 30, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$138,964	$120,794	$419,638	$376,922
Cost of sales (including depreciation and amortization of $10,206, $11,506, $31,252 and $38,146, respectively)	45,413	41,944	134,068	135,030
Gross profit	93,551	78,850	285,570	241,892
Selling, general and administrative expense	81,090	69,820	254,281	225,522
Research and development expense	3,808	3,015	10,393	10,184
Restructuring costs	—	(26)	—	911
Change in fair value of contingent consideration	483	(98)	1,078	429
Depreciation and amortization	2,065	2,317	5,884	6,740
Impairments of assets	2,031	—	33,901	78,615
Loss on disposals	—	1,404	—	2,381
Operating income (loss)	4,074	2,418	(19,967)	(82,890)
Interest expense, net	9,532	10,115	29,795	30,396
Other (income) expense	(626)	494	(404)	(581)
Other expense	8,906	10,609	29,391	29,815
Loss before income taxes	(4,832)	(8,191)	(49,358)	(112,705)
Income tax expense (benefit), net	589	600	(5,843)	835
Net loss from continuing operations	(5,421)	(8,791)	(43,515)	(113,540)
Loss from discontinued operations, net of tax	—	—	—	(74,429)
Net loss	(5,421)	(8,791)	(43,515)	(187,969)
Loss attributable to noncontrolling interest - continuing operations	597	1,488	10,129	22,898
Loss attributable to noncontrolling interest - discontinued operations	—	—	—	14,937
Net loss attributable to Bioventus Inc.	$(4,824)	$(7,303)	$(33,386)	$(150,134)

Net loss	$(5,421)	$(8,791)	$(43,515)	$(187,969)
Other comprehensive (loss) income, net of tax
Change in foreign currency translation adjustments	575	(324)	(436)	636
Comprehensive loss	(4,846)	(9,115)	(43,951)	(187,333)
Comprehensive loss attributable to noncontrolling interest - continuing operations	484	1,544	10,216	22,769
Comprehensive loss attributable to noncontrolling interest - discontinued operations	—	—	—	14,937
Comprehensive loss attributable to Bioventus Inc.	$(4,362)	$(7,571)	$(33,735)	$(149,627)

Loss per share of Class A common stock from continuing operations, basic and diluted:	$(0.07)	$(0.12)	$(0.52)	$(1.45)
Loss per share of Class A common stock from discontinued operations, basic and diluted:	—	—	—	(0.95)
Loss per share of Class A common stock, basic and diluted	$(0.07)	$(0.12)	$(0.52)	$(2.40)

Weighted-average shares of Class A common stock outstanding, basic and diluted:	65,258,427	62,824,318	64,234,922	62,494,686

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Balance Sheets as of September 28, 2024 and December 31, 2023
(Amounts in thousands, except share amounts)
(Unaudited)

	September 28, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$43,074	$36,964
Accounts receivable, net	121,925	122,789
Inventory	90,032	91,333
Prepaid and other current assets	16,923	16,913
Assets held for sale	26,734	—
Total current assets	298,688	267,999
Property and equipment, net	29,425	36,605
Goodwill	7,462	7,462
Intangible assets, net	414,809	482,350
Operating lease assets	9,779	13,353
Deferred tax assets	7,396	—
Investment and other assets	1,933	3,141
Total assets	$769,492	$810,910

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,849	$23,038
Accrued liabilities	128,697	119,795
Current portion of long-term debt	38,566	27,848
Current portion of contingent consideration	19,228	—
Other current liabilities	3,918	4,816
Liabilities held for sale	4,234	—
Total current liabilities	211,492	175,497
Long-term debt, less current portion	345,021	366,998
Deferred income taxes	—	1,213
Contingent consideration	—	18,150
Other long-term liabilities	26,146	27,934
Total liabilities	582,659	589,792
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of September 28, 2024 and December 31, 2023, 65,337,432 and 63,267,436 shares issued and outstanding as of September 28, 2024 and December 31, 2023, respectively	65	63
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of September 28, 2024 and December 31, 2023	16	16
Additional paid-in capital	503,134	494,254
Accumulated deficit	(354,922)	(321,536)
Accumulated other comprehensive income	445	794
Total stockholders’ equity attributable to Bioventus Inc.	148,738	173,591
Noncontrolling interest	38,095	47,527
Total stockholders’ equity	186,833	221,118
Total liabilities and stockholders’ equity	$769,492	$810,910
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
Three and Nine Months Ended September 28, 2024 and September 30, 2023
(Amounts in thousands, except share amounts)(Unaudited)

Three Months Ended September 28, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at June 29, 2024	65,172,159	$65	15,786,737	$16	$500,969	$(17)	$(350,098)	$38,127	$189,062
Issuance of Class A common stock for equity plans	165,273	—	—	—	553	—	—	—	553
Net loss	—	—	—	—	—	—	(4,824)	(597)	(5,421)
Change in noncontrolling interest allocation	—	—	—	—	(126)	—	—	126	—
Equity based compensation	—	—	—	—	1,738	—	—	326	2,064
Translation adjustment	—	—	—	—	—	462	—	113	575
Balance at September 28, 2024	65,337,432	$65	15,786,737	$16	$503,134	$445	$(354,922)	$38,095	$186,833

Three Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at July 1, 2023	62,804,506	$63	15,786,737	$16	$490,598	$655	$(308,137)	$50,146	$233,341
Issuance of Class A common stock for equity plans	159,976	—	—	—	397	—	—	—	397
Net loss	—	—	—	—	—	—	(7,303)	(1,488)	(8,791)
Change in noncontrolling interest allocation	—	—	—	—	(8)	—	—	8	—
Equity based compensation	—	—	—	—	1,506	—	—	327	1,833
Translation adjustment	—	—	—	—	—	(258)	—	(66)	(324)
Balance at September 30, 2023	62,964,482	$63	15,786,737	$16	$492,493	$397	$(315,440)	$48,927	$226,456

Nine Months Ended September 28, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2023	63,267,436	$63	15,786,737	$16	$494,254	$794	$(321,536)	$47,527	$221,118
Issuance of Class A common stock for equity plans	2,069,996	2	—	—	1,337	—	—	—	1,339
Net loss	—	—	—	—	—	—	(33,386)	(10,129)	(43,515)
Change in noncontrolling interest allocation	—	—	—	—	695	—	—	(695)	—
Equity based compensation	—	—	—	—	6,848	—	—	1,479	8,327
Translation adjustment	—	—	—	—	—	(349)	—	(87)	(436)
Balance at September 28, 2024	65,337,432	$65	15,786,737	$16	$503,134	$445	$(354,922)	$38,095	$186,833

Nine Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive (loss) income	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2022	62,063,014	$62	15,786,737	$16	$490,576	$(110)	$(165,306)	$86,984	$412,222
Issuance of Class A common stock for equity plans	901,468	1	—	—	619	—	—	—	620
Net loss	—	—	—	—	—	—	(150,134)	(37,835)	(187,969)
Change in noncontrolling interest allocation	—	—	—	—	377	—	—	(377)	—
Equity based compensation	—	—	—	—	921	—	—	26	947
Translation adjustment	—	—	—	—	—	507	—	129	636
Balance at September 30, 2023	62,964,482	$63	15,786,737	$16	$492,493	$397	$(315,440)	$48,927	$226,456
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Cash Flows
Nine Months Ended September 28, 2024 and September 30, 2023
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2024	September 30, 2023
Operating activities:
Net loss	$(43,515)	$(187,969)
Less: Loss from discontinued operations, net of tax	—	(74,429)
Loss from continuing operations	(43,515)	(113,540)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	37,150	44,900
Benefit for expected credit losses	(613)	(695)
Equity-based compensation	8,327	947
Change in fair value of contingent consideration	1,078	429
Deferred income taxes	(8,609)	(3,540)
Impairment of assets	33,901	78,615
Loss on disposals	—	2,381
Unrealized loss on foreign currency fluctuations	(133)	1,397
Other, net	1,559	1,401
Changes in operating assets and liabilities:
Accounts receivable	(4,874)	19,247
Inventories	(10,874)	(14,123)
Accounts payable and accrued expenses	1,224	(11,067)
Other current and noncurrent assets and liabilities	4,852	787
Net cash from operating activities - continuing operations	19,473	7,139
Net cash from operating activities - discontinued operations	—	(2,169)
Net cash from operating activities	19,473	4,970
Investing activities:
Proceeds from sale of a business	—	34,897
Purchase of property and equipment	(432)	(6,993)
Investments and acquisition of distribution rights	(709)	—
Net cash from investing activities - continuing operations	(1,141)	27,904
Net cash from investing activities - discontinued operations	—	(11,506)
Net cash from investing activities	(1,141)	16,398
Financing activities:
Proceeds from issuance of Class A common stock	1,339	620
Borrowing on revolver	—	64,000
Payment on revolver	—	(49,000)
Debt refinancing costs	(1,180)	(3,661)
Payments on long-term debt	(11,320)	(38,264)
Other, net	(564)	(334)
Net cash from financing activities	(11,725)	(26,639)
Effect of exchange rate changes on cash	(497)	261
Net change in cash, cash equivalents and restricted cash	6,110	(5,010)
Cash, cash equivalents and restricted cash at the beginning of the period	36,964	31,837
Cash, cash equivalents and restricted cash at the end of the period	$43,074	$26,827
Supplemental disclosure of noncash investing and financing activities

Accrued liabilities for intellectual property	$—	$709
Accounts payable for purchase of property, plant and equipment	$113	$1,304

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
Unaudited interim financial information
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, and the adjustments discussed in Note 1. Organization) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated balance sheets at December 31, 2023 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by U.S. GAAP.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. During the first quarter of 2024, the Company reclassified revenue and expense of the SonicOne Ultrasonic Cleansing and Debridement Systems (“SonicOne”) from the Restorative Therapies to the Surgical Solutions business. The reclassification of SonicOne activity affected prior presentation of disaggregated revenue by business, which is detailed further in Note 12. Revenue recognition. The reclassification had no effect on previously reported total revenues, net loss, other comprehensive loss, stockholders’ equity or cash flows. Unless otherwise noted, all financial information in the unaudited consolidated condensed financial statements reflects the Company’s results from continuing operations.

Use of estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the period. On an ongoing basis, management evaluates these estimates, including those related to contractual allowances and sales incentives, allowance for credit losses, inventory reserves, goodwill and intangible assets impairment, valuation of assets and liabilities assumed in acquisitions, useful lives of long lived assets, fair value measurements, litigation and contingent liabilities, income taxes, and equity-based compensation. Management bases its estimates on historical experience, future expectations and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.
Recent accounting pronouncements
In addition to being a smaller reporting and an emerging growth company, the Company is an accelerated filer under SEC rules and regulations. Therefore, required effective dates for adopting new or revised accounting standards are generally earlier than when smaller reporting companies and emerging growth companies who are not accelerated filers are required to adopt.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating ASU 2023-09 to determine its impact on the Company's disclosures.
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
Accounts receivable, net of allowances, consisted of the following as of:

	September 28, 2024	December 31, 2023
Accounts receivable(a)	$124,740	$127,008
Less: Allowance for credit losses	(2,815)	(4,219)
	$121,925	$122,789

(a)Accounts receivable of $6,437 attributable to the Company’s Advanced Rehabilitation Business (as defined in Note 3. Acquisitions and divestitures) were reclassified to assets held for sale within the September 28, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.
Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on aging of the account receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base with no single customer representing ten percent or more of sales. The Company had one customer representing approximately 23.2% and 16.0% of the accounts receivable balance as of September 28, 2024 and December 31, 2023, respectively. Historically, the Company’s reserves have been adequate to cover credit losses.
Inventory
Inventory consisted of the following as of:

	September 28, 2024	December 31, 2023
Raw materials and supplies(a)	$23,463	$21,062
Finished goods(a)	66,569	70,271
	$90,032	$91,333
(a)Raw materials and supplies of $7,011 and finished goods inventory of $8,111 attributable to the Company’s Advanced Rehabilitation Business were reclassified to assets held for sale within the September 28, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.
Property and equipment, net
Property and equipment consisted of the following as of:

	September 28, 2024	December 31, 2023
Computer equipment and software	$41,509	$37,860
Demonstration and consignment inventory	9,484	9,341
Leasehold improvements	4,063	3,763
Furniture and fixtures(a)	4,586	4,163
Finance leases	15,737	15,737
Machinery and equipment(b)	1,913	2,180
Assets not yet placed in service	599	4,065
	77,891	77,109
Less accumulated depreciation	(48,466)	(40,504)
	$29,425	$36,605
(a)Net furniture and fixtures of $20 attributable to the Company’s Advanced Rehabilitation Business were reclassified to assets held for sale within the September 28, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.
(b)Net machinery and equipment of $237 attributable to the Company’s Advanced Rehabilitation Business were reclassified to assets held for sale within the September 28, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.
The Company incurred a $1,064 disposal loss on fixed assets during the three and nine months ended September 30, 2023 as a result of the integration of acquisitions. The loss is recorded in loss on disposal within the consolidated condensed statements of operations and comprehensive loss.

Intangible assets, net
Intangible assets consisted of the following as of:

	September 28, 2024	December 31, 2023
Intellectual property(a)(b)	$626,008	$677,258
Distribution rights	61,325	61,325
Customer relationships	57,950	57,950
IPR&D	5,500	5,500
Developed technology and other	13,998	13,998
Total carrying amount	764,781	816,031
Less accumulated amortization:
Intellectual property(a)(b)	(229,933)	(218,031)
Distribution rights	(53,041)	(49,301)
Customer relationships	(57,950)	(57,950)
Developed technology and other	(8,245)	(7,521)
Total accumulated amortization	(349,169)	(332,803)
Intangible assets, net before currency translation	415,612	483,228
Currency translation	(803)	(878)
	$414,809	$482,350
(a)Intellectual property of $17,348 and accumulated amortization of $16,656 attributable to the Company’s Advanced Rehabilitation Business were reclassified to assets held for sale within the September 28, 2024 consolidated condensed balance sheets. Refer to Note 3.Acquisitions and divestitures for further details regarding assets held for sale.
(b)The Company recorded an impairment loss of $2,031 and $33,901 for the three and nine months ended September 28, 2024 in the U.S. reporting segment of net intellectual property solely attributable to the Company’s Advanced Rehabilitation Business. The loss was recorded in impairment of assets within the consolidated condensed statements of operations and comprehensive loss. Refer to Refer to Note 3. Acquisitions and divestitures for further details regarding businesses held for sale.
Estimated amortization expense for intangibles subsequent to reclassifications, impairment and additions for the remainder of 2024 and for the years ended December 31, 2025 through 2028 is expected to be $9,436, $37,423, $34,192, $35,259 and $31,012, respectively.
Accrued liabilities
Accrued liabilities consisted of the following as of:

	September 28, 2024	December 31, 2023
Gross-to-net deductions	$68,308	$59,592
Bonus and commission	25,442	19,437
Compensation and benefits	7,414	9,709
Accrued interest	5,924	6,606
Income and other taxes	6,147	4,749
Other liabilities(a)	15,462	19,702
	$128,697	$119,795
(a)Accrued liabilities of $884 attributable to the Company’s Advanced Rehabilitation Business were reclassified to liabilities held for sale within the September 28, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.

3. Acquisitions and divestitures
Advanced Rehabilitation Business
On September 30, 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with a third-party purchaser to sell certain products within our advanced rehabilitation business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System® (BITS) (collectively, the “Advanced Rehabilitation Business”). The Advanced Rehabilitation Business is considered non-core and requires additional research and development expenditures to achieve its next stage of growth. The consideration for the transaction includes $25,000 at closing, subject to a post-closing adjustment for net working capital, indebtedness, transaction expenses and cash, and up to an aggregate of $20,000 in potential earn-out payments (“Earn-out Payments”), which are based on the achievement of certain revenue and financial metric thresholds in respect to sales of products from the Advanced Rehabilitation Business during the 2025 and 2026 fiscal years.
The divestiture of the Advanced Rehabilitation Business is expected to close near the end of 2024 or early 2025 and is expected to simplify the Company’s business structure and improve liquidity, as the proceeds, net of transactional fees, are required to be used to reduce long-term debt obligations. As of September 28, 2024, the Company had incurred $2,500 in transactional fees resulting from the planned divestiture of the Advanced Rehabilitation Business.
The Company has classified the identifiable net assets of the Advanced Rehabilitation Business as held for sale. A significant portion of the Advanced Rehabilitation Business net assets were within the U.S. reporting segment. Assets and liabilities determined to be part of the Advanced Rehabilitation Business have been recorded as single amounts within the Company’s consolidated financial statements. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell, which is expected to occur within one year. The Company ceased depreciating and amortizing the assets classified as held for sale on June 29, 2024. Assets and liabilities held for sale are reviewed each reporting period to determine whether existing carrying values are fully recoverable in comparison to estimated fair values less costs to sell.
The Company evaluated the Advanced Rehabilitation Business for impairment due to its planned divestiture. As a result of this evaluation, the Company recorded impairments totaling $2,031 and $33,901 for the three and nine months ended September 28, 2024, respectively, under the U.S. reporting segment within the consolidated condensed statements of operations and comprehensive loss. The impairment losses reduced the intangible assets of the Advanced Rehabilitation Business to reflect their respective fair values less any costs to sell. The fair value of its intangibles was based on the consideration agreed to with the purchaser for the Advanced Rehabilitation Business.
The carrying amounts for the major classes of assets and liabilities of the Advanced Rehabilitation Business classified as held for sale were as follows:

September 28, 2024
Carrying amounts of assets classified as held for sale:
Accounts receivable	$6,437
Inventory	15,122
Prepaid and other current assets	2,484
Property and equipment, net	257
Intangible assets	692
Operating lease assets	1,663
Other assets	79
Total assets held for sale	$26,734

Carrying amounts of liabilities classified as held for sale:
Accounts payable	$1,833
Accrued liabilities	884
Other liabilities	1,517
Total liabilities held for sale	$4,234

Wound Business
On May 22, 2023, the Company closed the sale of certain assets within its Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business”), for potential consideration of $84,675, including $34,675 at closing, $5,000 deferred for 18 months and up to $45,000 in potential earn-out payments, which are based on the achievement of certain revenue thresholds for sales of the TheraSkin and TheraGenesis products by the purchaser of the Wound Business during the 2024, 2025 and 2026 fiscal years.
The Company incurred $3,880 in transactional fees resulting from the sale of the Wound Business. The Company used the proceeds from the sale of its Wound Business to prepay $30,000 of long-term debt obligations. Refer to Note 4. Financial instruments for further details regarding the Company’s outstanding long-term debt obligations.
The Company evaluated the Wound Business for impairment prior to its sale and recorded a $78,615 impairment within the consolidated condensed statements of operations and comprehensive loss during the nine months ended September 30, 2023 as a result of this evaluation to reduce the intangible assets of the Wound Business to reflect their respective fair values less any costs to sell. The fair value of its intangibles was determined based on the consideration received for the Wound Business. The loss resulting from the deconsolidation of the Wound Business totaled $340 and $1,317 for the three and nine months ended September 30, 2023, respectively, and were recorded in loss on disposals within the consolidated condensed statements of operations and comprehensive loss.
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
Pursuant to the Settlement Agreement, the Company also transferred 100% of its shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the Former Securityholders and made a one-time non-refundable payment of $10,150 to Elron to be used for purposes set forth in the Settlement Agreement. Given that upon execution of the Settlement Agreement, the Company had no ownership interest or voting rights in CartiHeal, the Company concluded that it had ceased to control CartiHeal for accounting purposes, and therefore, deconsolidated CartiHeal effective February 27, 2023. CartiHeal was part of the Company’s international reporting segment and the Company treated the deconsolidation of CartiHeal as a discontinued operation. The loss on disposal was $60,639 and was recorded within discontinued operations, net of tax within the consolidated condensed statements of operations and comprehensive loss for the nine months ended September 30, 2023. Refer to Note 14. Discontinued operations for further information regarding the impact of CartiHeal on the Company’s consolidated condensed financial statements for the nine months ended September 30, 2023.
4. Financial instruments
Long-term debt consisted of the following as of:

	September 28, 2024	December 31, 2023
Amended Term Loan due October 2026 (9.26% at September 28, 2024)	$371,128	$382,448
Revolver due October 2025 (9.26% at September 28, 2024)	15,000	15,000
Less:
Current portion of long-term debt	(38,566)	(27,848)
Unamortized debt issuance cost	(1,303)	(917)
Unamortized discount	(1,238)	(1,685)
	$345,021	$366,998

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
On January 18, 2024 (the “Closing Date”), the Company further amended the 2019 Credit Agreement (collectively, with the August 2021, October 2021, July 2022 and March 2023 amendments, the “Amended 2019 Credit Agreement”), to further modify certain financial covenants under the 2019 Credit Agreement. The Company was in compliance as of September 28, 2024 with the financial covenants as stated within the 2019 Credit Agreement.
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
The January 2024 amendment had deferred financing costs of $1,180, of which $325 was recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss and $855 was capitalized on the consolidated condensed balance sheets during the nine months ended September 28, 2024. The March 2023 amendment had deferred financing costs of $3,661, of which $1,617 was recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss and $2,044 was capitalized on the consolidated condensed balance sheets during the nine months ended September 30, 2023. There were no losses on debt refinancing and modification as a result of either the January 2024 or March 2023 amendments.
As of September 28, 2024, $368,587 was outstanding on the Term Loan Facilities, net of original issue discount of $1,238 and deferred financing costs of $1,303. As previously discussed in Note 3. Acquisitions and divestitures, the Company made a prepayment of $30,000 on its Term Loan Facilities with the proceeds from the Wound Business divestiture during the second quarter of 2023. Capitalized deferred fees are amortized to interest expense on a straight-line basis over the term of the Term Loan Facilities, which approximates the effective interest method. Interest expense includes deferred cost amortization of $381, $262, $1,143 and $1,400 for the three months September 28, 2024 and September 30, 2023 and the nine months ended September 28, 2024 and September 30, 2023, respectively.
The estimated fair value of the Term Loan Facilities was $372,056 as of September 28, 2024. The fair value of these obligations was determined based on the midpoint of the Bloomberg Valuation. This is classified as a Level 2 instrument within the fair value hierarchy.

Revolver and Letters of Credit
The Revolver is a five-year revolving credit facility that includes revolving and swingline loans as well as letters of credit (“LOC”) and, inclusive of all, could not exceed $45,000 at any one time as the Revolver capacity was reduced by $5,000 at December 31, 2023 in accordance with the 2019 Credit Agreement then in effect. The Revolver was further reduced by $5,000 at June 30, 2024, limiting borrowing capacity to $40,000. The Company had $15,000 outstanding borrowings on its Revolver as of September 28, 2024 and December 31, 2023. LOCs are available in an amount not to exceed $7,500. The Company had three LOCs outstanding as of September 28, 2024, leaving approximately $5,300 available. Revolving loans are due at the earlier of termination or maturity. Swingline loans are available as base rate option loans only and must be outstanding for at least five days. Swingline loans are due the fifteenth or last day of a calendar month or maturity, whichever is earlier.
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
There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 or Level 2 inputs. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	September 28, 2024		December 31, 2023
	Total	Level 3	Total	Level 3
Liabilities:
Current portion of contingent consideration	$19,228	$19,228	$—	$—
Contingent consideration	—	—	18,150	18,150
Total liabilities:	$19,228	$19,228	$18,150	$18,150
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
Unobservable inputs
A summary of unobservable Level 3 inputs utilized for the above liabilities are as follows:

	Valuation Technique	Unobservable inputs	Range
Bioness contingent consideration	Discounted cash flow	Payment discount rate	6.4% - 6.8%
		Payment period	2025
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the table above resulted from the acquisition of Bioness on March 30, 2021. Contingent consideration is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. Changes in contingent consideration related to Bioness for the three months ended September 28, 2024 and September 30, 2023 totaled a loss of $483 and a gain of $98, respectively. Changes in contingent consideration related to Bioness for the nine months ended September 28, 2024 and September 30, 2023 totaled losses of $1,078 and $429, respectively. Contingent consideration activity is recorded as the change in fair value of contingent consideration within the consolidated condensed statements of operations and comprehensive loss.

6. Equity-based compensation
2021 Plan
The Company operates an equity-based compensation plan (the “2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), other stock-based awards, and cash awards (collectively, the “2021 Plan Awards”). As of September 28, 2024, 19,564,333 shares of Class A common stock have been authorized to be awarded under the 2021 Plan and 9,020,111 shares were available for 2021 Plan Awards.
2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of September 28, 2024, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 66,450 shares were available for Retention Awards.
Activity under the Plans
Expense
Equity-based compensation, net for Awards granted under the Plans for the three and nine months ended September 28, 2024 totaled $2,064 and $8,112, respectively. Equity-based compensation, net for Awards granted under the Plans for the three and nine months ended September 30, 2023 totaled $1,734 and $655, respectively. Expenses and expense reductions are primarily included in selling, general and administrative expense with a nominal amount in research and development expense within the consolidated condensed statements of operations and comprehensive loss based upon the department of the employee. There were no income tax benefits related to equity-based compensation expense for the three and nine months ended September 28, 2024 and September 30, 2023.
Restricted Stock Units
During the three and nine months ended September 28, 2024, the Company granted time-based RSUs which vest at various dates through March 15, 2028. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to the RSUs totaled $5,739 at September 28, 2024, and is expected to be recognized over a weighted average period of approximately 2.45 years. A summary of the RSU award activity for the nine months ended September 28, 2024 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2023	2,066	$4.51
Granted	2,463	5.45
Vested	(1,583)	4.63
Forfeited or canceled	(146)	6.87
Unvested at September 28, 2024	2,800	$5.09

Stock Options
During the three and nine months ended September 28, 2024, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the nine months ended September 28, 2024 is shown in the following table:

Risk-free interest rate	3.9% - 4.3%
Expected dividend yield	—%
Expected stock price volatility	36.1% - 36.4%
Expected life of stock options (years)	6.25
The weighted-average grant date fair value of options granted during the nine months ended September 28, 2024 was $2.25 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $3,506 at September 28, 2024, and is expected to be recognized over a weighted average period of approximately 2.92 years.
A summary of stock option activity is as follows for the nine months ended September 28, 2024 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2023	4,347	$8.68
Granted	1,763	5.18
Exercised	(361)	6.28
Forfeited or canceled	(826)	10.45
Outstanding at September 28, 2024	4,923	7.58	7.54	$22,424
Exercisable and vested at September 28, 2024	1,871	$10.30	5.56	$1,379
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Class A common stock for options that had exercise prices lower than $11.64 per share, as this was the closing price of the Company’s Class A common stock on September 27, 2024, the last trading day of the second quarter.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of September 28, 2024, the aggregate number of shares reserved for issuance under the ESPP was 1,393,982. A total of 125,622 shares were issued under the ESPP and $215 of expense was recognized during the nine months ended September 28, 2024. A total of 93,092 and 460,019 shares were issued under the ESPP and $99 and $292 of expense was recognized during the three and nine months ended September 30, 2023, respectively.

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
Noncontrolling interest
In connection with any redemption pursuant to the BV LLC Agreement, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the nine months ended September 28, 2024 or during the year ended December 31, 2023. The following table summarizes the ownership interest in BV LLC as of September 28, 2024 and December 31, 2023 (number of units in thousands):

	September 28, 2024		December 31, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	65,337	80.5%	63,267	80.0%
Continuing LLC Owner	15,787	19.5%	15,787	20.0%
Total	81,124	100.0%	79,054	100.0%

8. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator:
Net loss from continuing operations, net of tax	$(5,421)	$(8,791)	$(43,515)	$(113,540)
Net loss attributable to noncontrolling interests, continuing operations	597	1,488	10,129	22,898
Net loss attributable to Bioventus Inc. Class A common stockholders, continuing operations	$(4,824)	$(7,303)	$(33,386)	$(90,642)

Numerator:
Net loss from discontinued operations, net of tax	$—	$—	$—	$(74,429)
Net loss attributable to noncontrolling interests, discontinued operations	—	—	—	14,937
Net loss attributable to Bioventus Inc. Class A common stockholders, discontinued operations	$—	$—	$—	$(59,492)

Denominator:
Weighted-average shares of Class A common stock outstanding, basic and diluted	65,258,427	62,824,318	64,234,922	62,494,686

Net loss per share of Class A common stock from continuing operations, basic and diluted	$(0.07)	$(0.12)	$(0.52)	$(1.45)
Net loss per share of Class A common stock from discontinued operations, basic and diluted	—	—	—	(0.95)
Net loss per share of Class A common stock, basic and diluted	$(0.07)	$(0.12)	$(0.52)	$(2.40)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares as of September 28, 2024 and September 30, 2023 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737	15,786,737	15,786,737
Stock options	1,164,448	4,540,415	755,598	6,620,251
RSUs	2,068,915	448,715	2,068,023	928,817
Total	19,020,100	20,775,867	18,610,358	23,335,805
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

The Company’s prior restructuring plans adopted in 2021 and 2022 focused on aligning its organizational and management cost structure to improve profitability and cash flow, reduce headcount and the consolidation of facilities. These plans have been completed. There were no restructuring expenses incurred during the three and nine months ended September 28, 2024. Restructuring expenses incurred during the three and nine months ended September 30, 2023 totaled an expense reversal of $26 and pre-tax charges of $911, respectively. Payments for restructuring liabilities during the three and nine months ended September 28, 2024 and September 30, 2023 totaled $986 and $3,305, respectively.
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
For the three and nine months ended September 28, 2024 and September 30, 2023, the Company’s effective tax rate was 12.2%, 7.3%, and 11.8% and 0.7%, respectively. The change in rate for the three months ended September 28, 2024 compared to the prior year comparable period was primarily due to losses in certain entities. The change for the nine months ended September 28, 2024 compared to prior year was due to the recognition of deferred tax benefits resulting from the impairments recorded.
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
11. Commitments and contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from 1 month to 8.6 years.
The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease cost	$792	$1,041	$2,618	$3,120
Short-term lease cost(a)	235	156	641	591
Financing lease cost:
Amortization of finance lease assets	155	394	487	1,022
Interest on lease liabilities	216	230	654	596
Total lease cost	$1,398	$1,821	$4,400	$5,329
(a)Includes variable lease cost and sublease income, which are immaterial.

Supplemental cash flow information and non-cash activity related to leases were as follows:

	Nine Months Ended
	September 28, 2024	September 30, 2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,459	$3,675
Operating cash flows from financing leases	$654	$644
Financing cash flows from finance leases	$564	$334

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$761	$275
Financing lease obligations	$—	$15,567
Current portions of operating and financing lease liabilities are recorded within other current liabilities on the consolidated condensed balance sheets. Noncurrent liabilities resulting from operating and financing leases are recorded within other long-term liabilities. Supplemental balance sheet and other information related to leases were as follows:

	September 28, 2024	December 31, 2023
Operating lease assets(a)	$9,779	$13,353

Operating lease liabilities—current(b)	$3,113	$4,057
Operating lease liabilities—noncurrent(b)	7,790	10,573
Total operating lease liabilities	$10,903	$14,630

Property, plant and equipment, net (finance leases)	$13,097	$14,279

Finance lease liabilities—current	$805	$759
Finance lease liabilities—noncurrent	9,776	10,386
Total financing lease liabilities	$10,581	$11,145

Weighted average remaining lease term (years) for leases
Operating leases	3.2	3.8
Finance leases	8.6	9.3

Weighted average discount rate for leases
Operating leases	4.9%	4.7%
Finance leases	8.1%	8.1%
(a)Net operating lease assets totaling $1,663 attributable to the Advanced Rehabilitation Business were reclassified to assets held for sale within the September 28, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.
(b)Current and noncurrent operating lease liabilities of $1,118 and $399, respectively, were reclassified to liabilities held for sale within the September 28, 2024 consolidated condensed balance sheets. Refer to Note 3. Acquisitions and divestitures for further details regarding assets held for sale.

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
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court. The Court preliminarily approved the Settlement Agreement on August 13, 2024, and a final hearing to approve the Settlement Agreement is scheduled for December 13, 2024. The Settlement Agreement, which is subject to Court approval, provides among other things for (i) the dismissal of all claims against the defendants, including the Company; (ii) a settlement amount of $15,250, together with interest earned thereon, to be paid by the defendants and/or the defendant’s insurers within 30 days after the later of (x) the date of entry by the Court of an order preliminarily approving the terms of the settlement or (y) receipt by the defendants from lead counsel of the information necessary to effectuate a transfer of the settlement funds; and (iii) no admission of liability or wrongdoing by any party. The Company incurred $50 and $13,720 of net shareholder litigation costs (including estimated settlement and reimbursement) during the three and nine months ended September 28, 2024 under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss. The Company expects to be reimbursed approximately $6,500 of the fees incurred to date, which was recorded in other current assets within the September 28, 2024 consolidated condensed balance sheets.
On October 4, 2023, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Grogan, on behalf of Bioventus Inc., v. Reali, et al., No. 1:23-CV-01099-RGA (D. Del. 2023). The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On January 12, 2024, the Court agreed to stay this case pending resolution of the Ciarciello case. The Company may incur further legal costs until settlement is ultimately approved and executed by the Court.

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
On July 31, 2024, another plaintiff filed a derivative complaint (the “Vince Complaint”) against certain of the Company’s current and former officers and directors, naming Bioventus as a nominal defendant only, in the United States District Court for the Middle District of North Carolina, captioned Vince v. Reali, No. 1:24-cv-006390CCEJEP (M.D.N.C. 2024). The Vince Complaint asserts violations of Section 14(a) of the Exchange Act similar to those alleged in the Ciarciello case, in addition to claims for breach of fiduciary duties, unjust enrichment, contribution, and waste. Defendants intend to move to transfer the Vince Complaint to the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation. The parties are in discussions to consolidate the above derivative matters, once they are all pending in the same district.
The Company believes the claims alleged in the above derivative matters lack merit and intends to defend itself vigorously. The outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.
Bioness stockholder litigation
On February 8, 2022, a minority shareholder of Bioness filed an action in the Delaware State Court of Chancery in connection with the Company’s acquisition of Bioness, Teuza, a Fairchild Technology Venture Ltd. v. Lindon, et al., No. 2022-0130 -SG. This action names the former Bioness directors, the Alfred E. Mann Trust (“Trust”), which was the former majority shareholder of Bioness, the trustees of the Trust and Bioventus as defendants. The complaint alleges, among other things, that the individual directors, the Trust, and the trustees breached their fiduciary duty to the plaintiff in connection with their consideration and approval of the Company’s transaction. The complaint also alleges that the Company aided and abetted the other defendants in breaching their fiduciary duties to the plaintiff and that the Company breached the Merger Agreement by failing to pay the plaintiff its pro rata share of the merger consideration. The Company believes that it is indemnified under the indemnification provisions contained in the Bioness Merger Agreement for these claims. On July 20, 2022, the Company filed a motion to dismiss all claims made against it on various grounds, as did all the other named defendants in the suit. A hearing on Bioness’ and other the defendant’s motions was held before the Court of Chancery on January 19, 2023. On April 27, 2023, the Court issued an order which, among other things, dismissed Bioventus from the case.
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
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the three months ended September 28, 2024 and September 30, 2023 and the nine months ended September 28, 2024 and September 30, 2023 totaled $4,354, $3,546, $12,527 and $9,986, respectively. These royalties are included in cost of sales within the consolidated condensed statements of operations and comprehensive loss.
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
From time to time, the Company causes LOCs to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of September 28, 2024 and December 31, 2023, the Company had three LOCs outstanding for $2,200.
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
As previously discussed in Note 1. Organization, SonicOne revenue was reclassified from Restorative Therapies to Surgical Solutions on a prospective and retrospective basis as its capabilities to remove devitalized or necrotic tissue and fiber deposits more closely align with Surgical Solutions’ soft tissue management. SonicOne revenue reclassified for the three and nine months ended September 30, 2023 totaled $1,750 and $5,294, respectively, for the U.S. reporting segment and $65 and $214, respectively, for the International reporting segment. The Company had product sales to one customer totaling $12,933 and $44,342 primarily in the U.S. reporting segment during the three and nine months ended September 28, 2024, representing 9.3% and 10.6% of total net sales, respectively. There were no customers representing 10% or more of net sales during the three and nine months ended September 30, 2023. The following table presents the Company’s net sales disaggregated by major business within each segment as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
U.S.
Pain Treatments	$56,306	$48,416	$172,137	$145,028
Restorative Therapies	25,448	23,105	78,187	83,893
Surgical Solutions	41,155	34,706	121,275	102,131
Total U.S. net sales	122,909	106,227	371,599	331,052

International
Pain Treatments	6,821	5,274	19,939	16,629
Restorative Therapies	4,489	5,223	13,844	15,462
Surgical Solutions	4,745	4,070	14,256	13,779
Total International net sales	16,055	14,567	48,039	45,870

Total net sales	$138,964	$120,794	$419,638	$376,922
13. Segments
The Company’s two reportable segments are U.S. and International. U.S. segment revenues totaled $122,909, $106,227, $371,599 and $331,052 for the three months ended September 28, 2024 and September 30, 2023 and the nine months ended September 28, 2024 and September 30, 2023, respectively. International segment revenues totaled $16,055, $14,567, $48,039 and $45,870 for the three months ended September 28, 2024 and September 30, 2023 and the nine months ended September 28, 2024 and September 30, 2023, respectively. The Company’s products are primarily sold to orthopedists, musculoskeletal and sports medicine physicians, podiatrists, neurosurgeons and orthopedic spine surgeons, as well as to their patients. The Company does not disclose segment information by asset as the CODM does not review or use it to allocate resources or assess operating results and financial performance. Segment Adjusted EBITDA is the segment profitability metric reported to the Company’s CODM for purposes of decisions about allocation of resources to, and assessing performance of, each reportable segment.

The following table presents segment Adjusted EBITDA reconciled to loss before income taxes:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Segment Adjusted EBITDA
U.S.	$19,662	$18,949	$71,008	$58,373
International	3,895	2,786	9,624	8,471
Interest expense, net	(9,532)	(10,115)	(29,795)	(30,396)
Depreciation and amortization	(12,275)	(13,827)	(37,150)	(44,900)
Acquisition and related costs	(483)	(1,424)	(994)	(4,047)
Shareholder litigation costs	(50)	—	(13,720)	—
Restructuring and succession charges	(54)	26	(67)	(911)
Equity compensation	(2,064)	(1,833)	(8,327)	(947)
Financial restructuring costs	(4)	(478)	(351)	(7,065)
Impairments of assets	(2,031)	—	(33,901)	(78,615)
Loss on disposal of a business	—	(340)	—	(1,317)
Other items	(1,896)	(1,935)	(5,685)	(11,351)
Loss before income taxes	$(4,832)	$(8,191)	$(49,358)	$(112,705)
14. Discontinued operations
On February 27, 2023, the Company reached a Settlement Agreement with the Former Securityholders of CartiHeal that resulted in the transfer of 100% of the Company’s shares in CartiHeal to a Trustee. Refer to Note 3. Acquisitions and divestitures for further details concerning the Settlement Agreement and the deconsolidation of CartiHeal. CartiHeal had no sales during the year ended December 31, 2023.
The following table summarizes the major income and expense line items of these discontinued operations, as reported in the consolidated statements of operations for the nine months ended September 30, 2023 as there was no activity for discontinued operations subsequent to the first quarter of 2023:

Nine Months Ended
September 30, 2023
Selling, general and administrative expense	$1,728
Research and development expense	396
Change in fair value of contingent consideration(a)	1,710
Depreciation and amortization(a)	4,264
Operating loss from discontinued operations	(8,098)
Interest expense, net	4,889
Other expense(b)	61,442
Other expense	66,331
Loss before income taxes	(74,429)
Income tax benefit, net	—
Net loss from discontinued operations	(74,429)
Loss attributable to noncontrolling interest - discontinued operations	14,937
Net loss attributable to Bioventus Inc. - discontinued operations	$(59,492)
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
The following table sets forth total net sales, net loss and Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$138,964	$120,794	$419,638	$376,922
Net loss from continuing operations	$(5,421)	$(8,791)	$(43,515)	$(113,540)
Adjusted EBITDA(1)	$23,557	$21,735	$80,632	$66,844
Loss per Class A common stock, basic and diluted:
Continuing operations	$(0.07)	$(0.12)	$(0.52)	$(1.45)
Discontinued operations	—	—	—	(0.95)
Loss per Class A common stock, basic and diluted	$(0.07)	$(0.12)	$(0.52)	$(2.40)
(1)See below under results of operations-Adjusted EBITDA for a reconciliation of net loss to Adjusted EBITDA.
Significant developments
Advanced Rehabilitation Business
On September 30, 2024, we entered into a Purchase Agreement with a third-party purchaser to sell certain products within our Advanced Rehabilitation Business. The Advanced Rehabilitation Business is considered non-core and requires additional research and development expenditures to achieve its next stage of growth. The consideration for the transactions includes $25.0 million at closing, subject to a post-closing adjustment for net working capital adjustments, indebtedness, transaction expenses and cash, and up to an aggregate of $20.0 million in potential Earn-out Payments, which are based on the achievement of certain revenue and financial metric thresholds in respect to sales of products from the Advanced Rehabilitation Business during the 2025 and 2026 fiscal years.
The divestiture of the Advanced Rehabilitation Business is expected to close near the end of 2024 or early 2025 and is expected to simplify our business structure and improve liquidity, as the proceeds, net of transactional fees, are required to be used to reduce long-term debt obligations. As of September 28, 2024, we had incurred $2.5 million in transactional fees resulting from the planned divestiture of the Advanced Rehabilitation Business.

We evaluated the Advanced Rehabilitation Business for impairment due to its planned divestiture. As a result of this evaluation, we recorded impairments totaling $2.0 million and $33.9 million for the three and nine months ended September 28, 2024, respectively, under the U.S. reporting segment within the consolidated condensed statements of operations and comprehensive loss. The impairment losses reduced the intangible assets of the Advanced Rehabilitation Business to reflect their respective fair values less any costs to sell. The fair value of its intangibles was based on the consideration agreed to with the purchaser for the Advanced Rehabilitation Business.
Reclassification
We reclassified revenue and expense of the SonicOne Ultrasonic Cleansing and Debridement Systems (“SonicOne”) from the Restorative Therapies to the Surgical Solutions business in the first quarter of 2024. SonicOne’s capabilities to remove devitalized or necrotic tissue and fiber deposits more closely aligns with Surgical Solutions’ soft tissue management. SonicOne revenue reclassified for the three and nine months ended September 30, 2023 totaled $1.8 million and $5.3 million, respectively, for the U.S. reporting segment and $0.1 million and $0.2 million for the International reporting segment during the three and nine months ended September 28, 2024, respectively.
Allograft Delivery Device
The Allograft Delivery Device, a customized delivery system for our OSTEOAMP® Flowable product, received FDA clearance in June 2024. OSTEOAMP® is an allograft-derived bone graft with growth factors used for reconstructive bone grafting procedures. The Allograft Delivery Device is intended to be used for the delivery of hydrated allograft to an orthopedic site, therefore assisting with the use of OSTEOAMP® Flowable, the fastest growing product in our bone graft substitutes portfolio, in minimally invasive surgical procedures as well as open procedures. FDA clearance of the Allograft Delivery Device will also allow us to bring the product to market in the US, starting with a limited launch planned in the fourth quarter of 2024.
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
The following table sets forth components of our consolidated condensed statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (includes depreciation & amortization)	32.7%	34.7%	31.9%	35.8%
Gross profit	67.3%	65.3%	68.1%	64.2%
Selling, general and administrative expense	58.4%	57.8%	60.6%	59.9%
Research and development expense	2.7%	2.5%	2.5%	2.7%
Restructuring costs	—%	—%	—%	0.2%
Change in fair value of contingent consideration	0.3%	(0.1)%	0.3%	0.1%
Depreciation and amortization	1.5%	1.9%	1.4%	1.8%
Impairment of assets	1.5%	—%	8.1%	20.9%
Loss on disposal of a business	—%	1.2%	—%	0.6%
Operating income (loss)	2.9%	2.0%	(4.8%)	(22.0%)
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net loss from continuing operations	$(5,421)	$(8,791)	$(43,515)	$(113,540)
Interest expense, net	9,532	10,115	29,795	30,396
Income tax expense (benefit), net	589	600	(5,843)	835
Depreciation and amortization(a)	12,275	13,827	37,150	44,900
Acquisition and related costs(b)	483	1,424	994	4,047
Shareholder litigation costs(c)	50	—	13,720	—
Restructuring and succession charges(d)	54	(26)	67	911
Equity compensation(e)	2,064	1,833	8,327	947
Financial restructuring costs(f)	4	478	351	7,065
Impairment of assets(g)	2,031	—	33,901	78,615
Loss on disposal of a business(h)	—	340	—	1,317
Other items(i)	1,896	1,935	5,685	11,351
Adjusted EBITDA	$23,557	$21,735	$80,632	$66,844
(a)Includes for the three months ended September 28, 2024 and September 30, 2023 and the nine months ended September 28, 2024 and September 30, 2023, respectively, depreciation and amortization of $10.2 million, $11.5 million, $31.3 million and $38.1 million in cost of sales and $2.1 million, $2.3 million, $5.9 million and $6.8 million in operating expenses presented in the consolidated statements of operations and comprehensive loss.
(b)Includes acquisition and integration costs related to completed acquisitions and changes in fair value of contingent consideration.
(c)Costs incurred as a result of certain shareholder litigation unrelated to our ongoing operations.
(d)Costs incurred were the result of adopting restructuring plans to reduce headcount, reorganize management structure, and consolidate certain facilities.
(e)Includes compensation expense resulting from awards granted under our equity-based compensation plans. The three and nine months ended September 30, 2023 includes the reversal of equity compensation expenses totaling $3.8 million related to the transition of our executive leadership.
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
(i)Other items primarily includes charges associated with strategic transactions, including potential acquisitions or divestitures and a transformative project to redesign systems and information processing. Divestiture costs related to our Advanced Rehabilitation Business, including transactional fees, totaled $1.6 million and $3.5 million during the three and nine months ended September 28, 2024, respectively. Strategic transactions and transformative project expenses amounted to $0.4 million and $1.3 million, respectively, for the nine months ended September 28, 2024.
Strategic transactions and divestiture expenses totaled $0.7 million and $4.2 million for the three and nine months ended September 30, 2023, respectively. Transformative project costs incurred amounted to $1.0 million and $3.1 million during the three and nine months ended September 30, 2023, respectively. We incurred $1.2 million in costs during the nine months ended September 30, 2023 related to MOTYS. Other items for the nine months ended September 30, 2023 also includes severance costs totaling $2.3 million related to the transition of our executive leadership.
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
Net Sales

	Three Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
U.S.
Pain Treatments	$56,306	$48,416	$7,890	16.3%
Restorative Therapies	25,448	23,105	2,343	10.1%
Surgical Solutions	41,155	34,706	6,449	18.6%
Total U.S. net sales	122,909	106,227	16,682	15.7%

International
Pain Treatments	6,821	5,274	1,547	29.3%
Restorative Therapies	4,489	5,223	(734)	(14.1%)
Surgical Solutions	4,745	4,070	675	16.6%
Total International net sales	16,055	14,567	1,488	10.2%

Total net sales	$138,964	$120,794	$18,170	15.0%

U.S.
Net sales increased $16.7 million, or 15.7%, compared to the three months ended September 30, 2023. Changes by business were: (i) Pain Treatments—$7.9 million increase due to volume growth primarily driven by Durolane; (ii) Restorative Therapies—$2.3 million increase primarily due to volume growth related to our Exogen Bone Stimulation System; and (iii) Surgical Solutions—$6.4 million increase due to volume growth.
International
Net sales increased compared with the prior year comparable period. The net sales in Pain Treatments increased $1.5 million due to volume growth, partially offset by a decrease of $0.7 million in Restorative Therapies.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
U.S.
Pain Treatments	$172,137	$145,028	$27,109	18.7%
Restorative Therapies	78,187	83,893	(5,706)	(6.8%)
Surgical Solutions	121,275	102,131	19,144	18.7%
Total U.S. net sales	371,599	331,052	40,547	12.2%

International
Pain Treatments	19,939	16,629	3,310	19.9%
Restorative Therapies	13,844	15,462	(1,618)	(10.5%)
Surgical Solutions	14,256	13,779	477	3.5%
Total International net sales	48,039	45,870	2,169	4.7%

Total net sales	$419,638	$376,922	$42,716	11.3%

U.S.
Net sales increased $40.5 million, or 12.2%, compared to the prior year period. Changes by business were: (i) Pain Treatments—$27.1 million increase due to volume growth primarily driven by Durolane; (ii) Restorative Therapies—$5.7 million decrease due to the divestiture of our Wound Business and larger volumes in 2023 related to our Vector rehabilitation product, partially offset by larger volumes and higher average selling price related to our Exogen Bone Stimulation System in 2024; and (iii) Surgical Solutions—$19.1 million increase due to volume growth.
International
Net sales increased compared with the prior year comparable period. The net sales in Pain Treatments increased $3.3 million due to volume growth, partially offset by a decrease of $1.6 million in Restorative Therapies.
Gross profit and gross margin

	Three Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
U.S.	$83,781	$70,044	$13,737	19.6%
International	9,770	8,806	964	10.9%
Total	$93,551	$78,850	$14,701	18.6%

	Three Months Ended
	September 28, 2024	September 30, 2023	Change
U.S.	68.2%	65.9%	2.3%
International	60.9%	60.5%	0.4%
Total	67.3%	65.3%	2.0%
U.S.
Gross profit increased $13.7 million, or 19.6%, primarily due to volume growth in Pain Treatments, Surgical Solutions and our Exogen Bone Stimulation System. Gross margin increased due to product mix.

International
Gross profit increased $1.0 million, or 10.9%, primarily due to growth in Pain Treatments and gross margin slightly increased due to product mix, partially offset with a decline in Restorative Therapies.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
U.S.	$257,382	$215,099	$42,283	19.7%
International	28,188	26,793	1,395	5.2%
Total	$285,570	$241,892	$43,678	18.1%

	Nine Months Ended
	September 28, 2024	September 30, 2023	Change
U.S.	69.3%	65.0%	4.3%
International	58.7%	58.4%	0.3%
Total	68.1%	64.2%	3.9%
U.S.
Gross profit increased $42.3 million, or 19.7%, primarily due to volume growth in Pain Treatments, Surgical Solutions and our Exogen Bone Stimulation System, partially offset by the Wound Business divestiture. Gross margin increased due to product mix.
International
Gross profit increased $1.4 million, or 5.2%, primarily due to volume growth in Pain Treatments, partially offset with a volume decrease for Restorative Therapies. Gross margin slightly increased due to product mix.
Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Selling, general and administrative expense	$81,090	$69,820	$11,270	16.1%
Selling, general and administrative expenses increased $11.3 million, or 16.1%, primarily due to increases in (i) compensation related costs of $7.1 million; (ii) bad debt expenses of $1.3 million due to a reversal of bad debt expense in the prior year related to favorable collection activity that did not recur in the current year; (iii) employee related insurance costs of $0.8 million; (iv) accounting and legal costs of $0.6 million; and (v) equity-based compensation of $0.4 million.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Selling, general and administrative expense	$254,281	$225,522	$28,759	12.8%
Selling, general and administrative expenses increased $28.8 million, or 12.8%, due to increases in: (i) compensation-related costs of $14.2 million; (ii) accounting and legal costs of $11.4 million, primarily related to the settlement of shareholder litigation; and (iii) equity-based compensation of $7.9 million. These increases were partially offset with a decline in consulting expenses of $9.1 million.
Research and development expense

	Three Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Research and development expense	$3,808	$3,015	$793	26.3%
Research and development increased by $0.8 million, or 26.3%, primarily due to an increase in consulting costs.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Research and development expense	$10,393	$10,184	$209	2.1%
Research and development expense remained consistent with the prior year comparable period.

Restructuring costs

	Three Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Restructuring costs	$—	$(26)	$26	(100.0%)

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Restructuring costs	$—	$911	$(911)	(100.0%)
Restructuring activity related to our previously announced restructuring plans were completed in 2023. Costs incurred during the three and nine months ended September 30, 2023 are primarily the result of an initiative to align the Company’s organizational and management cost structure to improve profitability and cash flow through headcount reduction and cutting third-party related costs.
Change in fair value of contingent consideration

	Three Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Change in fair value of contingent consideration (NM = Not Meaningful)	$483	$(98)	$581	NM

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Change in fair value of contingent consideration	$1,078	$429	$649	151.3%
Activity relating to the change in fair value of contingent consideration for both periods relates to contingent consideration associated with the acquisition of Bioness in March 2021.
Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Depreciation and amortization	$2,065	$2,317	$(252)	(10.9%)
Depreciation and amortization decreased during the three months ended September 28, 2024 compared to the prior year comparable period. The decline is the result of the discontinuance of amortization and depreciation on Advanced Rehabilitation Business’ intangible and fixed assets that are classified as held for sale.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Depreciation and amortization	$5,884	$6,740	$(856)	(12.7%)
Depreciation and amortization decreased during the nine months ended September 28, 2024 compared to the prior year comparable period. The decrease was primarily the result of the impairment of intellectual property intangible assets associated with the Wound Business, which was divested during the second quarter of 2023 and the discontinuance of amortization and depreciation on Advanced Rehabilitation Business’ intangible and fixed assets that are classified as held for sale.
Impairment of assets

	Three Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Impairment of assets	$2,031	$—	$2,031	NM

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Impairment of assets	$33,901	$78,615	$(44,714)	(56.9%)

Our decision to enter into an agreement to divest the Advanced Rehabilitation Business in 2024 and the divestiture the Wound Business in 2023 required us to evaluate whether certain of their assets were impaired. We recorded a $2.0 million and $33.9 million non-cash impairment charge as a result of the evaluation of the Advanced Rehabilitation Business during the three and nine months ended September 28, 2024, respectively. The $78.6 million non-cash impairment charge during the nine months ended September 30, 2023 related to our Wound Business. Impairments for both transactions resulted from their respective evaluations to reduce intangible assets to their fair values less costs to sell. The fair value of intangibles for the Advanced Rehabilitation and Wound Businesses were determined based on the consideration offered.
Loss on disposals

	Three Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Loss on disposals	$—	$1,404	$(1,404)	(100.0%)

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Loss on disposals	$—	$2,381	$(2,381)	(100.0%)
Loss on disposals during the three and nine months ended September 30, 2023 resulted from $1.3 million in working capital adjustments associated with the sale of our Wound Business and a $1.1 million loss on fixed assets due to the integration of acquisitions.
Other (income) expense

	Three Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Interest expense, net	$9,532	$10,115	$(583)	(5.8%)
Other (income) expense	$(626)	$494	$(1,120)	(226.7%)
Interest expense, net decreased slightly during the three months ended September 28, 2024 compared to the prior year comparable period primarily due to less debt outstanding. Other (income) expense changed due to fluctuations in foreign currency.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Interest expense, net	$29,795	$30,396	$(601)	(2.0%)
Other income	$(404)	$(581)	$177	(30.5%)
Interest expense, net decreased slightly during the nine months ended September 28, 2024 compared to the prior year comparable period primarily due to less debt outstanding. Activity for other (income) expense during the nine months ended September 30, 2023 changed $0.2 million due to the 2023 receipt of $1.5 million from the settlement of a legal claim, partially offset with changes in foreign currency.
Income tax expense (benefit), net

	Three Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Income tax expense, net	$589	$600	$(11)	(1.8%)
Effective tax rate	12.2%	7.3%		4.9%
The change in rate for the three months ended September 28, 2024 compared to the prior year comparable period was primarily due to losses in certain entities.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Income tax (benefit) expense, net	$(5,843)	$835	$(6,678)	NM
Effective tax rate	11.8%	0.7%		11.1%
The rate change for the nine months ended September 28, 2024 compared to the prior year comparable period was due to the recognition of deferred tax benefits resulting from the impairments recorded.

Noncontrolling interest
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC in which we owned 80.5% and 80.0% at September 28, 2024 and December 31, 2023, respectively. We have a majority economic interest and the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a noncontrolling interest representing the 19.5% that is owned by the Continuing LLC Owner. Noncontrolling interest activity during the three and nine months ended September 28, 2024 was the result of losses recorded.
Segment Adjusted EBITDA

	Three Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
U.S.	$19,662	$18,949	$713	3.8%
International	$3,895	$2,786	$1,109	39.8%
U.S.
Adjusted EBITDA increased $0.7 million, or 3.8%, primarily due to higher gross profit, partially offset with an increase in compensation costs and other administrative expenses.
International
Adjusted EBITDA increased $1.1 million or 39.8%, due to higher gross profits.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
U.S.	$71,008	$58,373	$12,635	21.6%
International	$9,624	$8,471	$1,153	13.6%
U.S.
Adjusted EBITDA increased $12.6 million, or 21.6%, primarily due higher gross profit, partially offset with an increase in compensation costs and other administrative expenses.
International
Adjusted EBITDA increased $1.2 million or 13.6% due to higher gross profit.
Liquidity and Capital Resources
Sources of liquidity
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, clinical trials, and capital expenditures. We expect these needs to continue as we carry out our operations, develop and commercialize our existing product candidates and any new product candidates and possibly further our expansion into international markets.
On September 30, 2024, we entered into a Purchase Agreement with a third-party purchaser to sell our Advanced Rehabilitation Business. The Advanced Rehabilitation Business is considered non-core and requires additional research and development expenditures to achieve its next stage of growth. The consideration for the transaction includes $25.0 million payable to the purchaser at closing, subject to a post-closing adjustment for net working capital, indebtedness, transaction expenses and cash, and up to an aggregate of $20.0 million in potential Earn-out Payments. The divestiture of the Advanced Rehabilitation Business is expected to close near the end of 2024 or early 2025 and is expected to simplify our business structure and improve liquidity, as the proceeds, net of transactional fees, are required to be used to reduce long-term debt obligations.
As previously discussed, on May 22, 2023, we closed the sale of our Wound Business for consideration of $84.7 million, including $34.7 million at closing, $5.0 million deferred for 18 months and up to $45.0 million in potential earn-out payments. The proceeds were used to prepay $30.0 million of long-term debt principal obligations during the second quarter of 2023.

We anticipate that to the extent that we require additional liquidity, we will obtain funding through additional equity financings or the incurrence of other indebtedness or a combination of these potential sources of liquidity. We may explore additional divestiture opportunities for non-core assets to improve our liquidity position, as we did with the Wound Business and our Advanced Rehabilitation Business. In addition, we may raise additional funds to finance future cash needs through receivables or royalty financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. The covenants under the Amended 2019 Credit Agreement limit our ability to obtain additional debt financing. Debt financing, if allowed under the Amended 2019 Credit Agreement and if available, would result in increased payment obligations and might involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third-parties, it might be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that might not be favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all.
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

Indebtedness
On January 18, 2024 (the “Closing Date”), the Company entered into the Amended 2019 Credit Agreement. The Amended 2019 Credit Agreement, contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of our equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of our assets, as well as limitations on making changes to the business and organizational documents. Financial covenant requirements include a maximum debt leverage ratio and an interest coverage ratio. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to the delivery of our financial statements for the fiscal quarter ending October 29, 2025, we will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10.0 million as of the end of each calendar month during such period. The Term Loan Facilities will mature on October 29, 2026. The Revolver will mature on October 29, 2025. We were in compliance with the financial covenants as stated with the Amended 2019 Credit Agreement as of September 28, 2024.
We have an outstanding Revolver balance of $15.0 million as of September 28, 2024, which was borrowed and used for working capital needs.
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
Information regarding cash flows
Cash, cash equivalents and restricted cash as of September 28, 2024 totaled $43.1 million, compared to $37.0 million as of December 31, 2023. The increase in cash was primarily due to the following:

	Nine Months Ended		Change
(in thousands, except for percentage)	September 28, 2024	September 30, 2023	$	%
Cash flows from continuing operations:
Net cash from operating activities	$19,473	$7,139	$12,334	172.8%
Net cash from investing activities	(1,141)	27,904	(29,045)	(104.1%)
Net cash from financing activities	(11,725)	(26,639)	14,914	(56.0%)
Net cash from discontinued operations	—	(13,675)	13,675	(100.0%)
Effect of exchange rate changes on cash	(497)	261	(758)	NM
Net change in cash, cash equivalents and restricted cash	$6,110	$(5,010)	$11,120	(222.0%)
Operating Activities
Net cash from operating activities from continuing operations increased $12.3 million, due to cash collections from the growth in sales and timing of working capital payments. These operating inflows were partially offset with: (i) increases in employee compensation due to higher bonus payments in 2024 compared to prior year; (ii) an increase in inventory purchases; and (iii) a rise in interest payments.
Investing Activities
Net cash from investing activities from continuing operations decreased $29.0 million, due to the $34.9 million receipt of cash resulting from the sale of our Wound Business in 2023 and a $0.7 million purchase of distribution rights for one of our HA products in 2024. These were partially offset with a $6.6 million decrease in capital expenditures, primarily within information technology.
Financing Activities
Net cash flows from financing activities changed $14.9 million, primarily due to $29.4 million less in principal and deferred financing payments during 2024, partially offset with $15.0 million in net borrowings on our Revolver during 2023.

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
Emerging Growth Company and Smaller Reporting Company Status
The Company is an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act (the “JOBS ACT”). An emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has chosen to “opt out” of such extended transition periods, and as a result, the Company plans to comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
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
Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 28, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for changes to inventory and procure to pay controls resulting from the final phase of ERP conversion related to our acquisition of Misonix, Inc.
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
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court. The Court preliminarily approved the Settlement Agreement on August 13, 2024, and a final hearing to approve the Settlement Agreement is scheduled for December 13, 2024. The Settlement Agreement, which is subject to Court approval, provides among other things for (i) the dismissal of all claims against the defendants, including the Company; (ii) a settlement amount of $15.3 million, together with interest earned thereon, to be paid by the defendants and/or the defendant’s insurers within 30 days after the later of (x) the date of entry by the Court of an order preliminarily approving the terms of the settlement or (y) receipt by the defendants from lead counsel of the information necessary to effectuate a transfer of the settlement funds; and (iii) no admission of liability or wrongdoing by any party. The Company incurred $0.05 million and $13.7 million of net shareholder litigation costs (including estimated settlement and reimbursement) during the three and nine months ended September 28, 2024 under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss. The Company expects to be reimbursed approximately $6.5 million of the fees incurred to date, which was recorded in other current assets within the September 28, 2024 consolidated condensed balance sheets.
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

On July 31, 2024, another plaintiff filed a derivative complaint (the “Vince Complaint”) against certain of the Company’s current and former officers and directors, naming Bioventus as a nominal defendant only, in the United States District Court for the Middle District of North Carolina, captioned Vince v. Reali, No. 1:24-cv-006390CCEJEP (M.D.N.C. 2024). The Vince Complaint asserts violations of Section 14(a) of the Exchange Act similar to those alleged in the Ciarciello case, in addition to claims for breach of fiduciary duties, unjust enrichment, contribution, and waste. Defendants intend to move to transfer the Vince Complaint to the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation. The parties are in discussions to consolidate the above derivative matters, once they are all pending in the same district.
The Company believes the claims alleged in the above derivative matters lack merit and intends to defend itself vigorously. The outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading Risk Factors included in our 2023 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Except for such additional information and the risk factor set forth below, we believe there have been no material changes in our risk factors from those described in our 2023 Form 10-K:
The issuance of the Class A common stock issuable upon the exchange of common membership interests in Bioventus will dilute the ownership interests of our Class A common stockholders and the resale of such shares could cause the market price of our Class A common stock to fall.
As provided in the amended and restated limited liability agreement of Bioventus LLC (“BV LLC”), the holders (the “Selling Securityholders”) of common membership interests in BV LLC (the “LLC Interests”) may, from time to time, exchange their LLC Interests for newly issued shares of our Class A common stock on a one-for-one basis. On October 25, 2024, the Company filed a registration statement on Form S-3 (“Form S-3”) to in part register for resale 35,038,052 shares of our Class A common stock held by the Selling Securityholders, of which 15,786,737 shares are issuable upon the exchange of their outstanding LLC Interests. The issuance of shares of our Class A common stock upon the exchange of LLC Interests would significantly dilute the ownership interest of our Class A common stockholders and the resale of such shares by the Selling Securityholders pursuant to the Form S-3 once declared effective, or the perception in the market that the Selling Securityholders intend to sell such shares, could adversely affect the market price of our Class A common stock.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)None.
(b)None.
(c)None.

Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Insider Trading Arrangements
On August 26, 2024, our President and Chief Executive Officer (Robert E. Claypoole), Senior Vice President and Chief Financial Officer (Mark L. Singleton), Senior Vice President and General Counsel (Anthony D’Adamio) and Senior Vice President and Chief Compliance Officer (Katrina Church) each adopted an instruction for the sale of shares of Company Class A common stock to cover withholding taxes that may become due upon the vesting of any restricted stock units that are granted to such officers after December 2, 2024 pursuant to a Company equity plan. The aforementioned instructions are designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewith
2.1+	Purchase and Sale Agreement, dated September 30, 2024, by and among Bioventus LLC, Bioness Inc., Bioventus Coopertief, U.A. and Rehab Acquisition Corporation III	8-K	001-37844	2.1	10/4/2024
31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						***
101.SCH	Inline XBRL Taxonomy Extension Schema Document						***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						***
101.DEF	Inline XBRL Extension Definition Linkbase Document						***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)						*

+     The annexes and exhibits to the Purchase and Sale Agreement were omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any annex or exhibit omitted from the Purchase and Sale Agreement to the SEC upon request.
*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BIOVENTUS INC.

November 5, 2024	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)