Form 10-K
period 2024-12-31
Bioventus Inc.
filed 2025-03-11
CIK 1665988

BV1891

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of June 29, 2024, the end of the most recently completed second fiscal quarter, the aggregate market value of Class A common stock held by non-affiliates (based upon the closing price of these shares on the Nasdaq) was approximately $176.6 million.
As of February 27, 2025, there were 66,156,868 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2024.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Annual Report on Form 10-K (“Annual Report”) includes our trademarks and trade names that we own or license, and our logos. This Annual Report also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report appear without any “™” or “®” symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us, by these other parties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements concerning our future financial results and liquidity; the impact of our recently divested Advanced Rehabilitation Business on our financial condition and operations; our business strategy, position and operations; and expected sales trends, opportunities, market position and growth. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
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

SUMMARY OF PRINCIPAL RISK FACTORS
We are subject to several risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, results of operations, financial condition, and cash flows. You should carefully consider the risks discussed in the section entitled Part I, Item 1A. Risk Factors, including the following principal risks:
•our Amended 2019 Credit Agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with its financial or other covenants, we may be required to repay the indebtedness on an accelerated basis;
•the dilution of our Class A common stockholders upon the exchange of the outstanding common membership interests in BV LLC could adversely affect the market price of our Class A common stock and the resale of such shares could cause the market price of our Class A common stock to fall;
•if we fail to properly manage growth or scale our business processes, systems, or data management, our business could suffer;
•our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and other highly qualified personnel necessary to execute our strategic plans;
•we are highly dependent on a limited number of products for revenue generation and profitability;
•we may face issues with respect to the supply of our products or their components due to product quality and regulatory compliance issues, including increased costs, disruptions of supply, shortages, contamination or mislabeling;
•we might require additional capital to fund our current financial obligations and support business growth;
•failure to establish and maintain effective financial controls could adversely affect our business and stock price;
•we maintain our cash at financial institutions, often in balances that exceed federally insured limits;
•we have been subject to securities class action litigation and currently have pending derivative shareholder lawsuits and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes;
•our long-term growth may be limited by our inability to develop, acquire and commercialize new products, line extensions or expanded indications;
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
•we may not realize the anticipated strategic or financial benefits from our business divestitures;
•pricing pressure from our competitors or hospitals may affect our ability to sell our products at prices necessary to support our current business strategies;
•if we fail to successfully enter into purchasing contracts for our Surgical Solutions products or engage in contract bidding processes internationally, we may not be able to receive access to certain hospital facilities and our sales may decrease;
•governments outside the United States may not provide coverage or reimbursement of our products;
•our future growth depends on physician awareness of the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products;
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
•we may not be able to strengthen our brand and the brands associated with our products;
•we face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance;
•fluctuations in the demand for our products or our inability to forecast demand accurately may influence the ability of our suppliers to meet our delivery needs or result in excess product inventory;
•we rely on a limited number of third-party manufacturers to manufacture certain of our products;
•actual, attempted, or perceived breaches of security, unauthorized access to or disclosure of information, cyberattacks, or other incidents could result in a material loss of business, substantial legal liability or significant harm to our reputation;
•our business subjects us to economic, political (including international tariffs), regulatory, currency, and other risks associated with international sales and operations;
•our products and operations, as well as our third-party manufacturers, are subject to extensive governmental regulation, and our failure to comply with applicable requirements could cause our business to suffer;
•we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits and could lead to significant civil or criminal penalties and other liability;
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
•interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data becomes available and is subject to audit and verification procedures that could result in material changes in the final data;
•we may be subject to enforcement action if we engage in improper marketing or promotion of our products, and the misuse or off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines and/or sanctions by regulatory bodies;
•our products may cause or contribute to adverse medical events that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could materially harm our business;
•our products may be subject to product recalls;
•we may rely on third parties to conduct our clinical studies and to assist us with preclinical development and if they fail to perform as contractually required or expected, we may not be able to obtain regulatory clearance, approval or certification to commercialize our products;
•healthcare regulatory reform may affect our ability to sell our products profitably;
•if we fail to meet Medicare accreditation and surety bond requirements or DMEPOS supplier standards, it could adversely affect our business, results of operations and financial condition;
•our operations involve the use of hazardous and toxic materials, and we must comply with environmental, health and safety laws and regulations;
•if our facilities or those of our suppliers are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products;
•we depend on certain technologies that are licensed to us. We do not control the intellectual property rights covering these technologies and any loss of our rights to these technologies or the rights licensed to us could prevent us from selling our products; and
•our principal asset is our interest in BV LLC, and, accordingly, we depend on distributions from BV LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. BV LLC’s ability to make such distributions may be subject to various limitations and restrictions.

PART I
Item 1.        Business.
Unless the context requires otherwise, in this Annual Report on Form 10-K (“Annual Report”) the terms “we,” “us,” “our,” the “Company,” “Bioventus,” “Bioventus Inc.” and similar references refer to the combined operations of Bioventus Inc. and its consolidated subsidiaries and affiliates, including Bioventus LLC (“BV LLC”).
Company overview
We are a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically-proven solutions. We manage our business through two reporting segments, U.S. and International, which accounted for 88% and 12%, respectively, of our total net sales during the fiscal year ended December 31, 2024.
Our portfolio of products is comprised of five patient-focused areas, grouped into three businesses based on clinical use: (i) Pain Treatments, (ii) Surgical Solutions and (iii) Restorative Therapies.
•Pain Treatments, comprised of:
◦Knee Osteoarthritis (“KOA”) area: Our product portfolio includes a range of intra-articular, hyaluronic acid (“HA”) injections that help relieve patient discomfort and improve quality of life.
◦Peripheral Nerve Stimulation (“PNS”) area: We are focused on developing a full portfolio of peripheral nerve stimulation products with solutions for acute, temporary and chronic pain.
•Surgical Solutions, comprised of:
◦Ultrasonics: Our Ultrasonics business offers precision bone resection for patients with degenerative spine conditions and spinal deformities. This portfolio also enables precision ultrasonic neuro and general surgery to address brain tumors and pathologies of the liver and other organs.
◦Bone Graft Substitutes (“BGS”): Our product portfolio includes a range of products that facilitate optimal bone fusion following a surgical procedure.
•Restorative Therapies, comprised of:
◦Fracture Care: We provide low-intensity pulse ultrasound to help patients who suffer from bone fractures that do not heal through traditional methods. We plan to expand our United States clinical indications to address the healing of fresh fractures, especially for high-risk patients.
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
Our growth strategy
The four-pronged strategy to reach our goals across our patient-focused areas includes the following:
1)Further develop and market our surgical solutions business. We are focused on establishing BoneScalpel as a standard of care for spine applications by accelerating market penetration in spinal surgery through increased surgeon education and awareness. In parallel, we plan to leverage the versatility of our neXus platform and its existing install base to expand into additional specialties like neurosurgery and general surgery. To continue expanding our presence in target surgical markets, we plan to leverage our clinical data to solidify our BGS portfolio as a sustainable alternative to higher-priced premium biologics.
2)Strategically grow our international markets. We intend to focus our international business on current markets which present the greatest growth opportunities, and where our portfolio can maintain and increase profitable growth over time, either through direct or distributor-based channels. We also plan to strategically expand to new markets with our existing portfolio and intend to selectively pursue new market opportunities.
3)Strengthen our leading position in Knee Osteoarthritis. We are focused on continued market share growth of HA in the United States through targeted high-potential account execution. To increase pull-through, we plan to increase HCP awareness of the clinical differences of our single injection product, Durolane. We intend to expand beyond our unique positioning as the only company to offer one-, three- and five- injection treatment regimens by evaluating further potential portfolio opportunities in the KOA area.

4)Expand our portfolio through strategic partnerships and internal development. We are focused on broadening and innovating our portfolio of products within key market segments for our patient-focused areas. To achieve this, we will prioritize opportunities for strategic partnerships that provide the biggest benefit for patients, customers, and our business. Internally, we rely on a team of highly trained individuals to develop new products, conduct clinical investigations and assist in training healthcare providers on the clinical benefits and the safe and effective use of our products.
Our products
We offer a diverse portfolio of products to support physicians in relieving pain and addressing musculoskeletal challenges across indications and clinical areas, including knee, hand and upper extremities, foot and ankle, podiatry, trauma, general surgery, spine and neurosurgery. Our portfolio of products helps patients across care settings, such as a physician’s office or clinic, ambulatory surgical centers (“ASCs”) or in the hospital setting, and is grouped based on clinical use: (i) Pain Treatments, (ii) Surgical Solutions and (iii) Restorative Therapies.

Pain Treatments
Our Pain Treatment portfolio includes HA products for KOA and PNS devices for pain relief. Our HA products are designed to work with the body’s biological processes, providing a natural lubricant into the joint and providing relief for mild to moderate pain, improving mobility, and helping the patient return to their normal activities. Our PNS product targets peripheral nerve pain at its source without the use of drugs and its small profile allows the system to be implanted in many locations on the body, depending on patient needs.
Durolane is an U.S. Food & Drug Administration-approved, sterile, transparent and viscoelastic gel that is a single injection therapy that is indicated in the United States for the symptomatic treatment of osteoarthritis (“OA”) in the knee in patients who have failed to respond adequately to conservative non-pharmacological therapy and simple analgesics. Durolane is also indicated in certain markets outside the United States for the hip, ankle and shoulder, as well as for treatment of other small orthopedic joints. Durolane contains high levels of HA and is injected directly into the joints affected by OA to relieve pain and restore lubrication and cushioning. This may improve joint function and help to potentially avoid or delay knee replacement surgery.
Physicians administer Durolane to the affected knee joint in a single injection and it has been observed to provide a benefit for pain reduction in patients with OA in the knee for up to 26 weeks. Durolane’s injection schedule results in economic advantages and greater patient convenience and compliance compared to other HA viscosupplementation therapies which require weekly injections over a period of three to five weeks. Durolane is highly purified and based upon a natural and patented non-animal stabilized HA (“NASHA”), expanding use to patients who are allergic to animal-derived solutions. We currently market Durolane in the United States and internationally.
GELSYN-3 is an FDA-approved sterile, buffered solution of highly purified sodium hyaluronate that is administered as a three injection HA viscosupplementation therapy. It is indicated for the treatment of pain due to KOA in patients who have failed to respond adequately to conservative non-pharmacologic therapy and simple analgesics. The solution treats KOA by providing temporary replacement for the diseased synovial fluid and restoring the lubricity of bearing joint surfaces. Physicians administer GELSYN-3 to the affected knee joint once a week for three consecutive weeks. GELSYN-3 provides relief of knee pain and may help delay the need for total knee replacement surgery. GELSYN-3 is derived from bacterial fermentation, is highly purified and does not involve the use of animal products, thereby reducing the potential risk of an immune response following injection. We currently market GELSYN-3 in the United States.

SUPARTZ is an FDA-approved sterile and viscoelastic solution of HA that is administered as a five-injection HA viscosupplementation therapy. It is indicated for the treatment of pain in patients with KOA who failed to adequately respond to conservative nonpharmacological therapy and simple analgesics. The solution treats KOA by providing temporary replacement for the diseased synovial fluid and restoring the lubricity of the bearing joint surfaces. Physicians administer SUPARTZ FX to the affected knee joint once a week for five consecutive weeks. SUPARTZ FX may also delay the need for total knee replacement. SUPARTZ FX is derived from HA extracted from certified and veterinary inspected chicken combs. We currently market SUPARTZ FX in the United States.
Our StimRouter Peripheral Nerve Stimulation system is a permanent option that provides relief for chronic peripheral pain, including nerve pain, neuroma, neuropathic pain, post-stroke shoulder pain and neuralgia. StimRouter is implanted during a minimally invasive outpatient procedure performed under local anesthetic and delivers gentle electrical pulses directly to target peripheral nerve pain at its source. Its small profile allows the system to be implanted in many locations around the body, depending on patient needs. StimRouter is ideally suited for patients with chronic pain of a peripheral origin who are unable to find sustained pain relief with other treatment options such as nerve blocks, nerve ablation, and other temporary treatments. StimRouter is programmed with up to eight different stimulation programs from which the patient is able to select, turn off/on and increase or decrease the stimulation intensity. We currently market StimRouter in the United States and internationally.
Developmental and clinical pipeline for Pain Treatments
The TalisMann Pulse Generator and Receiver is an accessory to the StimRouter PNS system and is designed to provide more powerful stimulation to the targeted peripheral nerve, potentially enabling physicians to address chronic pain of a peripheral nerve origin in larger, deeper, or damaged nerves. TalisMann has a small profile and is attached to the StimRouter lead intraoperatively and pocketed under the skin after the StimRouter lead electrodes are placed near the targeted peripheral nerve. Though not currently available, the 510(k) submission to the FDA for market clearance of the TalisMann was completed in the fourth quarter of 2024.

Surgical Solutions
Our Surgical Solutions portfolio is comprised of two patient-focused areas – Ultrasonics and Bone Graft Substitutes. Our Ultrasonics products are used for precise bone cutting and sculpting, soft tissue management (i.e., tumor and liver resections) and tissue debridement in various surgeries including minimally invasive applications, primarily in the areas of orthopedic surgery, neurosurgery, general surgery, wound, plastics/reconstruction, and cranio-maxillo-facial surgery. Our surgical product portfolio is also comprised of clinically efficacious bone graft solutions to meet a broad range of patient needs and procedures. Bone grafting is a surgical procedure used to promote fusion of spinal vertebrae, fill bone voids, fix bones that are damaged from trauma or problem joints, or to facilitate growing bones around an implanted device, such as spinal hardware (i.e., cages and rods), total knee replacements and long bone fixation. Our products are designed to improve bone fusion rates following spine and other orthopedic surgeries, including trauma and reconstructive foot and ankle procedures.

The neXus Ultrasonic Surgical System (“neXus”) is a leading ultrasonic surgical platform that combines all the features of our Surgical Solutions applications, including BoneScalpel, BoneScalpel Access, SonaStar Elite, SonicOne and SonaStar into a single fully integrated system, setting a foundation for future developments to fulfill unmet customer needs. The neXus platform is driven by a proprietary digital algorithm designed to deliver more power, efficiency, and control for the surgeon. The device incorporates technology that allows for intuitive set-up and use. The neXus system allows for safe and efficient resection of hard and soft tissue, limiting collateral damage to adjacent tissue as compared to conventional surgical instruments, and can be used in a variety of different surgical specialties. In addition, neXus provides users a simple and intuitive system enabled via a digital touchscreen display and smart system set-up across all applications. This allows a hospital to access all of our Ultrasonic product offerings in this all-in-one console. We currently market the neXus Ultrasonic Surgical System in the United States and internationally.
The BoneScalpel is a state of the art, surgical solution enabling precise cuts in hard tissue (e.g., bone). The device allows for the preservation of surrounding soft tissue structures because of its mechanism-of-action, which is micro-reciprocating movements. This device enables precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. We believe that BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is limited due to the elastic and flexible structure of healthy tissue. We believe this is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental ‘trapping’ of soft tissue while largely eliminating the high-speed spinning and tearing associated with rotary power instruments. We believe the BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting, sculpting, and removal, leading to substantial time-savings and increased operation efficiencies.
In addition, the BoneScalpel Access handpiece and its accessories provide surgeons with a new option for confined spaces during minimally invasive surgery, enabling safe and powerful bone removal with maximum visualization. BoneScalpel Access allows for en bloc resection and the shaving and sculpting of bone, with built-in irrigation and aspiration with improved ergonomics for the end user. We currently market BoneScalpel and BoneScalpel Access in the United States and certain international markets.
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
Our SonaStar Elite handpiece and accessories expand the frequency capabilities of the neXus System, adding 36 kHz capabilities. While the neXus system can be used in many clinical applications including neurosurgery, the SonaStar Elite handpiece has been cleared for resection of tumors with varying consistencies ranging from soft to firm, including the removal of brain and spinal tumors. The SonaStar Elite handpiece represents the latest innovation in the neXus ultrasonic surgical pipeline. We currently market SonaStar System and SonaStar Elite in the United States.

The SonicOne Ultrasonic Cleansing and Debridement System is a highly innovative, tissue-specific approach for the removal of devitalized or necrotic tissue and fibrin deposits while sparing viable, surrounding cellular structures. The tissue-specific capability is, in part, due to healthy and viable tissue structures’ higher elasticity and flexibility than necrotic tissue and resistance to destruction from the impact effects of ultrasound. The ultrasonic debridement process separates devitalized tissue from viable tissue layers, allowing for a more defined treatment and, usually, a reduced pain sensation. We believe that SonicOne establishes a new standard in wound bed preparation, the essential first step in the healing process, while contributing to faster patient healing. We currently market SonicOne primarily in the United States.
OSTEOAMP is an allograft-derived bone graft with growth factors used for orthopedic, neurosurgical and reconstructive bone grafting procedures. OSTEOAMP is an allogeneic bone graft that is available in multiple formats (e.g., fibers, putty, sponge and granules) that is processed with bone marrow cells to maintain the wide array of growth factors present in native bone. OSTEOAMP Flowable is designed to be moldable and easy to use, with a convenient, ready to use syringe. In the second quarter of 2024, we received FDA approval for the cannula-based delivery system, which allows us to target minimally invasive spine and other key orthopedic surgeries with enhanced delivery of our Flowable product. Donor bone is sourced from AATB-certified and FDA-registered tissue banks in the United States. All tissues are screened for the standard panel of infectious viruses. We currently market OSTEOAMP in the United States.
SIGNAFUSE contains a synergistic combination of biomaterials that supports new bone formation which is indicated for standalone spine, extremities and pelvis, as well as a bone graft extender in the posterolateral spine. SIGNAFUSE is a synthetic bone graft made up of bioglass and a biphasic mineral (60% hydroxyapatite, 40% β-tricalcium phosphate) available in putty and strip formats. Bioactive synthetic bone graft substitute is comprised of a mixture of calcium phosphate granules and bioglass granules suspended in a resorbable polymer carrier that facilitates handling and delivery of the granule components to fill spaces of missing bone. The unique and synergistic combination of biomaterials in SIGNAFUSE is designed to help accelerate cellular activity and kick-start osteogenesis. In 2023, Bioventus received FDA clearance for expanded indications. We expect our expanded indication for the use of SIGNAFUSE in spinal procedures, specifically for filling cages, to continue driving growth of the product. We currently market SIGNAFUSE in the United States.
PUREBONE provides a natural osteoconductive scaffold that facilitates cellular ingrowth and revascularization, which is indicated for orthopedic, neurosurgical and reconstructive bone grafting procedures. PUREBONE is 100% human bone, and is available as demineralized cortical fibers, demineralized cancellous strips and blocks, and mineralized cancellous chips. Demineralized cortical fibers are easy to mold, shape and pack, and provide osteoinductive potential. The fibers demonstrate high fluid retention and expansion properties, which potentially increases the opportunity for bone-on-bone contact. Demineralized block and strip formats provide interconnected porosity with compressible, sponge-like handling characteristics, and provide osteoinductive potential. Demineralized PUREBONE formats provide osteoinductive potential to recruit and differentiate bone-forming cells. Donor bone is sourced from AATB-certified and FDA-registered tissue banks in the United States. All tissues are screened for the standard panel of infectious viruses. We currently market PUREBONE in the United States.

Reficio Demineralized Bone Matrix (“Reficio DBM”) is a putty comprised of human demineralized bone matrix and a biocompatible, bioabsorbable carrier, carboxymethylcellulose, mixed into a putty-like consistency for ease of use during surgery. Reficio DBM is indicated for use as a bone void filler and bone graft substitute for voids or gaps that are not intrinsic to the stability of the bony structure, specifically for the treatment of surgically created osseous defects or osseous defects from traumatic injury to the bone. Reficio DBM can be used in the extremities, posterolateral spine and pelvis. We currently market Reficio DBM in the United States.
Developmental and clinical pipeline for Surgical Solutions
As we build the body of clinical evidence supporting our products, we continue to look for and execute on opportunities to innovate in our Surgical Solutions portfolio. To meet growing market demand and specifically the needs of surgeons, we continue to partner or develop product extensions on our surgical technology platforms, including the neXus, OSTEOAMP and SIGNAFUSE platforms.

Restorative Therapies
Our Restorative Therapies business focuses on addressing patients whose healing is at-risk due to metabolic disorders and comorbidities, such as diabetes, smoking and osteoporosis. Our portfolio is positioned to expand our impact for patients by leveraging EXOGEN to serve as an adjunctive and preventative therapy for healthcare professionals to incorporate into their practice during early-stage fracture treatment.
EXOGEN is an ultrasound bone stimulation system for the non-invasive treatment of established nonunion fractures and certain fresh fractures. A nonunion fracture is considered to be established when the fracture site shows no visibly progressive signs of healing. EXOGEN has been sold commercially for over 30 years and is FDA-approved for the accelerated healing of fresh, closed posteriorly displaced distal fractures of the radius and fresh, closed or Grade I open long bone fractures. EXOGEN utilizes low-intensity pulsed ultrasound technology to stimulate the body’s natural bone stimulation process. EXOGEN is used to administer treatment in a location of convenience with an easy to use interface that tracks treatment use and promotes compliance. EXOGEN is indicated in the United States for the non-invasive treatment of established nonunion fractures excluding skull and vertebra fractures, and for accelerating the time to a healed fracture for fresh, closed, posteriorly displaced distal radius fractures and fresh, closed or Grade I open long bone fractures in skeletally mature individuals when these fractures are orthopedically managed by closed reduction and cast immobilization. EXOGEN is marketed in the United States, Canada, Europe and Japan, and approved for marketing in Australia, New Zealand, Saudi Arabia, Turkey and the UAE.

Product revenue
Products from our Pain Treatments, Restorative Therapies and Surgical Solutions groups are sold by direct sales teams in the United States and a complementary indirect sales team for Surgical Solutions. That team is supported by a broad management team in addition to a market access team focused on expanding approvals with integrated healthcare delivery networks (“IDNs”), GPOs and payers. Internationally, we sell our products through a mix of direct and indirect sales teams and distributors. We support our entire sales organization with extensive training to help them excel, and we have a performance culture built on serving our core orthopedic patient customers and delivering our products to a variety of physicians and care settings.
Competition
The medical device industry is highly competitive, subject to change and significantly affected by the activities of industry participants. We believe that the principal competitive factors in our markets are product features, value-added solutions, reliability, clinical and economic evidence, reimbursement coverage, and price. Customer support, reputation, and efficient distribution are also important factors. The speed with which we can develop products, complete clinical testing and regulatory clearance processes and supply commercial quantities of our products to the market are therefore important competitive factors. We compete with many companies having more significant capital resources, greater R&D resources and more extensive distribution systems than we do.

Our Pain Treatments that we own or distribute compete with products from Ferring Pharmaceutical Inc., Fidia Farmaceutici S.p.A., DePuy Orthopaedics, Inc. (Johnson & Johnson), Zimmer Biomet Holdings, Inc. and Sanofi S.A, OrthogenRx Inc. (Avanos) and for peripheral nerve stimulation specifically we compete with SPR Therapeutics, Nalu and Stimwave.
Our Surgical Solutions products compete with products from Medtronic, DePuy Orthopaedics, Inc. (Johnson & Johnson), Stryker Corporation, NuVasive, Inc., Orthofix Medical Inc., Zimmer Biomet Holdings, Inc., Globus Medical Inc., Johnson & Johnson, Integra Life Sciences, Inc., and Söering.
Our Restorative Therapies compete with products marketed by Orthofix Medical Inc., Zimmer Biomet Holdings, Inc., Enovis and XFT Medical.
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
Patents, trade secrets, assignments and licenses
We rely on a combination of patents, trade secrets, assignment and license agreements, and non-disclosure agreements to protect our proprietary intellectual property. We own numerous patents and/or patent applications which relate to our material products. Although in the aggregate our intellectual property is of material importance to our business, we do not believe that any single patent is of material importance to our product portfolio. As of December 31, 2024, we owned 77 issued U.S. patents and four pending U.S. patent applications relating to our material products. We also owned 114 issued foreign patents and 21 pending foreign patent applications directed to our material products. Our patents and patent applications as of December 31, 2024 directed to our material products are summarized below.
We own three issued U.S. patents and one issued foreign patent in Australia directed to our EXOGEN system. The U.S. patents are expected to expire between 2025 and 2029, and the foreign patent is expected to expire in 2025.
We own two issued U.S. patents, and 18 issued foreign patents directed to our OSTEOAMP product, including foreign patents in Europe, Asia, Canada and Australia. The issued U.S. patents are expected to expire in 2029. The issued foreign patents are expected to expire in 2029.
We also own 11 issued U.S. patents and 17 issued foreign patents in Australia, Canada, Europe, and Japan directed to our StimRouter system. The U.S. patents are expected to expire between 2026 and 2031, and the foreign patents are expected to expire between 2028 and 2030.
We also own 39 issued U.S. patents, 50 issued foreign patents, and 11 pending foreign patent applications directed to our BoneScalpel system, including foreign patents and patent applications in Australia, Canada, Europe, and Japan. The U.S. patents are expected to expire between 2025 and 2039, and the foreign patents are expected to expire between 2027 and 2039. The pending patent applications, if issued, are expected to expire between 2034 and 2039, without accounting for potential patent term extensions and adjustments.
We also own 19 issued U.S. patents, 20 issued foreign patents, and six pending foreign patent applications directed to our SonicOne System, including foreign patents and patent applications in Australia, Canada, and Europe. The U.S. patents are expected to expire between 2025 and 2039, and the foreign patents are expected to expire between 2026 and 2038. The pending patent applications, if issued, are expected to expire between 2037 and 2038, without accounting for potential patent term extensions and adjustments.
We also own two issued U.S. patents, two issued foreign patent, and one pending foreign patent application directed to our Sonastar System. The U.S. patents are expected to expire between 2030 and 2037, and the foreign patents are expected to expire in 2037.
We also own two issued U.S. patents and one pending U.S. patent application, and four pending foreign patent applications directed to our TalisMann product, including foreign patent applications in Australia, Canada, Europe, and Japan. The U.S. patents are expected to expire between 2039 and 2040. The pending patent applications, if issued, are expected to expire between 2039 and 2040, without accounting for potential patent term extensions and adjustments.
Our patents and pending patent applications directed to our material products are further detailed in Exhibit 99.1 to this Annual Report.

Trademarks
We own registered trademarks for Bioventus, BoneScalpel, BoneScalpel Access, Durolane, EXOGEN, GELSYN-3, Misonix, neXus, OSTEOAMP, Osteofuse, PureBone, SIGNAFUSE, Sonastar, SonaStar Elite, SonicOne, TalisMann and StimRouter in the United States.
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
Manufacturing and supply
We largely manufacture and assemble our medical device products at our production facility located in Cordova, Tennessee. We believe our manufacturing operations comply with regulations mandated by the FDA. We are an FDA-registered medical device manufacturer. Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. Our products include components manufactured by other companies in the United States and elsewhere.
Some of our products and product components are manufactured exclusively by single-source third-party manufacturers, pursuant to multi-year supply agreements that may include minimum order volumes. We work closely with each of our manufacturing partners and provide them with a forecast, which enables them to better capacity plan and sequence their production efficiently.
We may encounter difficulty in obtaining materials, supplies and components adequate for our anticipated short-term needs. We intend to maintain sufficient supplies of the products and components from these single-source suppliers in the event that one or more of these suppliers were to encounter certain interruptions in supply of products.
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

U.S. regulation of medical devices
In the United States, the majority of our products are regulated as medical devices by the FDA. Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification or approval of a premarket approval (“PMA”) application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are typically placed into Class III.
While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Class III devices require approval of a PMA, evidencing safety and effectiveness of the device.
To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA’s satisfaction that the proposed device is “substantially equivalent” to another legally marketed device that itself does not require PMA approval (a predicate device). A predicate device is a legally marketed device that is not subject to PMA, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendment device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.
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

In addition to clinical and preclinical data, the PMA must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ facilities to ensure compliance with the Quality System Regulation (“QSR”).
The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitutes valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval. Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement, or in some cases a new PMA.
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
•labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provides adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;
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

HCT/Ps
Certain of our products are regulated as “HCT/P”, which is an acronym for human cell, tissue, and cellular and tissue-based products. Section 361 of the PHSA authorizes the FDA to issue regulations to prevent the introduction, transmission or spread of communicable disease. HCT/Ps regulated as “Section 361” HCT/Ps are subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, current Good Tissue Practices (“cGTPs”) when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting, among other applicable requirements and laws. Section 361 HCT/Ps do not require 510(k) clearance, PMA approval, Biological License Applications (“BLAs”), or other premarket authorization from the FDA before marketing. However, to be regulated as a Section 361 HCT/P, the product must, among other things, be “minimally manipulated,” which for structural tissue products means that the manufacturing processes do not alter the original relevant characteristics of the tissue relating to the tissue’s utility for reconstruction, repair, or replacement and which for cells or nonstructural tissue products, means that the manufacturing processes do not alter the relevant biological characteristics of cells or tissues. A Section 361 HCT/P must also be intended for “homologous use,” which refers to use in the repair, reconstruction, replacement, or supplementation of a recipient’s cells or tissues with an HCT/P that performs the same basic function or functions in the recipient as in the donor. HCT/Ps that do not meet the criteria of Section 361 are regulated under Section 351 of the PHSA. Unlike Section 361 HCT/Ps, HCT/Ps regulated as “Section 351” HCT/Ps are subject to premarket review and/or approval by the FDA, as required.
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
•preparation of and submission to the FDA of a BLA for biologics or New Drug Application (“NDA”) for small molecule drugs after completion of all pivotal clinical trials;
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
Any drugs or biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse events, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic and drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
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
International regulation of medical devices
Sales of medical devices outside the United States are subject to foreign government regulations, which vary substantially by country. In order to market our products in other countries, we must obtain regulatory approvals or certifications and comply with extensive safety and quality regulations in other countries. The time required to obtain approval or certification by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ significantly.
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
•sets up a central database (“Eudamed”) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.
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

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to Eudamed, unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new EU Medical Devices Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI-DI”) specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.
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

Anti-kickback Statute, False Claims Act and other healthcare laws
We are subject to a number of U.S. laws regulating healthcare fraud, waste, and abuse (“FWA”) including without limitation the federal Anti-Kickback Statute (“AKS”) and the federal Physician Self-Referral Law (known as the Stark Law), the Civil False Claims Act, the civil prohibition on beneficiary inducements, and the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), as well as numerous state laws and regulations regarding healthcare and insurance services. These laws are enforced by, without limitation, CMS, other divisions of the U.S. Department of Health and Human Services (“HHS”), including the HHS Office of Inspector General (“OIG”), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, as well as state and local governments. Among other things, these laws, and others aimed at curbing FWA, generally: (1) prohibit providing anything of value in exchange for the referral of patients or for the purchase, order, or recommendation of any item or service reimbursed by a federal healthcare program, (including Medicare and Medicaid); (2) require that claims for payment submitted to federal healthcare programs be truthful; and (3) require the maintenance of certain government licenses and permits.
Many states have similar FWA statutes or regulations that may be broader in scope and may apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs.
The federal AKS prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Several courts have interpreted the AKS’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the AKS has been violated. The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements that would otherwise be prohibited by the statute. Failure to meet the requirements of an applicable AKS exception or safe harbor, however, does not render an arrangement illegal. Rather, the government must evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and those arrangements may be subject to greater scrutiny by enforcement agencies. Criminal penalties and administrative sanctions for violating the AKS include civil penalties exceeding $130,000 per violation plus three times the amount of the improper remuneration, criminal penalties up to $100,000 per violation, prison terms, and exclusion from participation in the federal health care programs. Under the Civil Monetary Penalties statute, physicians who pay or accept kickbacks also face substantial civil penalties and treble damages.
Any physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing designated health services (“DHS”) is prohibited by the Stark Law from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless an exception applies. The Stark Law also prohibits the entity from billing for any prohibited referral. Unlike the AKS, the Stark Law is a strict liability statute, meaning that the law has been violated if the financial arrangement does not meet an applicable exception regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral. If the Stark Law applies and the elements of an applicable exception have not been met, then the government is prohibited from paying for such services and any amount paid pursuant to a non-compliant financial relationship must be reimbursed to the government. In addition to reimbursing the government any associated overpayment, violations of the Stark Law can lead to civil penalties of $15,000 per claim or $100,000 per willful violation, depending on the nature of the violation.
The FCA prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. A claim includes “any request or demand” for money or property presented to the United States government. Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS or the Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act. In addition, knowingly concealing or decreasing an obligation to pay the government (or reimburse, in the case of an overpayment) can create liability under the reverse false claims provision of the statute. Overpayments must be repaid to the government within 60 days of the time the provider or supplier determines (or reasonably should have determined through the exercise of reasonable diligence) that it received an overpayment. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim. Private individuals, known as qui tam relators, are also able to bring actions under these false claims laws in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes). Such relators, often current or former employees or competitors, share in any amounts paid to the government in fines or settlement. FCA liability can include three times the amount of damages sustained by the government due to the fraudulent activity, possible civil monetary penalties up to $23,331 (adjusted annually for inflation) per claim, exclusion from participating in federal healthcare programs, and possible criminal charges, resulting in additional fines and imprisonment.

Further, the Civil Monetary Penalties Statute authorizes the imposition of civil monetary penalties, assessments, and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider (also known as “beneficiary inducements”). Moreover, in certain cases, providers who routinely waive co-payments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the AKS and civil FCA. One of the statutory exceptions to the beneficiary inducements prohibition is non-routine, unadvertised waivers of co-payments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of co-payments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.
HIPAA also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
Violation of any of these laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement, fines, additional reporting requirements and compliance oversight obligations (if a corporate integrity agreement or other agreement is required to resolve allegations of noncompliance with these laws), the curtailment or restructuring of operations, exclusion from participation in government healthcare programs, and/or individual imprisonment.
We also participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs where discounts and mandatory rebates are provided to participating state and local government entities. In connection with several of these government programs, we are required to report prices to various government agencies. Pricing calculations vary among programs. The calculations are complex and are often subject to interpretation by the reporting entities, government agencies and the courts. Government agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. By way of example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), requires that manufacturers report data to CMS on pricing of covered drugs reimbursed under Medicare Part B. These are generally drugs and biologicals, such as injectable products, that are administered “incident to” a physician service and in general are not self-administered. Effective January 1, 2005, average selling price (“ASP”), became the basis for reimbursement to physicians and suppliers for drugs and biologicals covered under Medicare Part B, replacing the average wholesale price (“AWP”), provided and published by pricing services. In general, we must comply with all reporting requirements for any drug that is separately reimbursable under Medicare. Our SUPARTZ FX, GELSYN-3 and Durolane products are reimbursed under Medicare Part B and, as a result, we provide ASP data on these products to CMS on a quarterly basis.

Foreign Corrupt Practices Act
We are subject to the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). The FCPA prohibits U.S. companies and their representatives from processing, offering, or making payments of money or anything of value to foreign officials with the intent to obtain or retain business or seek a business advantage. In certain countries, the health care professionals we or our distributors regularly interact with may meet the definition of a foreign government official for the purposes of the FCPA. Our international activities create the risk of unauthorized payments or offers of payments by our employees, consultants and agents, including distributors, even though they may not always be subject to our control. Our existing safeguards may prove to be less than effective, and our employees, consultants, and agents may engage in conduct for which we might be held responsible. The FCPA also requires us to maintain accurate books and records and have a system of internal controls sufficient to, among other things, provide reasonable assurances that transactions are executed and assets are accessed and accounted for in accordance with management’s authorization. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of suppliers, vendor or other third-party relationships, termination of necessary licenses or permits, and legal or equitable sanctions. Other internal or governmental investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. We are also subject to the United Kingdom and Brazilian equivalents, the United Kingdom Bribery Act and the Brazil Clean Company Act.
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
Privacy and data protection laws
We are subject to a number of federal, state and foreign laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information, including health information privacy and data security laws, data breach notification laws, and consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act). For example, HIPAA imposes obligations on “covered entities,” including certain healthcare providers, such as us, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, which may occur in connection with, among other things, a breach of unsecured protected health information (“PHI”), a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal, and administrative fines, penalties, and damages and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.
In addition, certain state and foreign laws, including without limitation the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), General Data Protection Regulation (“GDPR”) and the United Kingdom General Data Protection Regulation (“UK GDPR”), govern the privacy and data security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and data security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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
The current federal administration has granted the U.S. DOGE Service Temporary Organization, broad discretionary authority to eliminate inefficiency, fraud, waste, and abuse in government and to eliminate excessive regulation. It is unclear what effect these efforts at overhauling the federal administrative state will have on the administration or viability of federal healthcare programs and FDA and CMS’ ability to oversee and administer those programs.
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
Employee and Human Capital Resources
As of December 31, 2024, we had approximately 930 employees, none of whom were covered by collective bargaining agreements. Most of these employees are located in the United States with approximately 98 located outside the United States. We believe that our relations with our employees are generally good.
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
•We amended and restated our certificate of incorporation to authorize Class A common stock, Class B common stock and undesignated preferred stock. Class B common stock has voting rights but no economic rights.
We have a majority economic interest, the sole voting interest in, and control the management of, BV LLC. As a result, we will consolidate the financial results of BV LLC and reports a noncontrolling interest representing the LLC Interests held by Smith & Nephew, Inc. (“Continuing LLC Owner”). Refer to Part II, Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 8. Stockholders’ equity of this Annual Report for additional information about the organizational transactions completed as part of the IPO.
Information about our Executive Officers
The following table sets forth information concerning our executive officers as of March 1, 2025:

Name	Age	Position(s)
Robert E. Claypoole	53	President and Chief Executive Officer
Mark L. Singleton	56	Senior Vice President and Chief Financial Officer
Anthony D’Adamio	64	Senior Vice President and General Counsel
Katrina Church	63	Senior Vice President and Chief Compliance Officer
Robert Claypoole joined Bioventus in January 2024 as President and Chief Executive Officer and as a member of the Board of Directors from Mölnlycke Health Care (“Mölnlycke”), a world-leading medical products and solutions company, where he served as Executive Vice President of Wound Care since July 2021. In this role, Mr. Claypoole had full responsibility for a $1.2 billion business. Before that, Mr. Claypoole served in several leadership positions with Mölnlycke from March 2017 to July 2021, including Executive Vice President and President, US for Mölnlycke and as an Officer of Mölnlycke Health Care US, LLC and Mölnlycke Manufacturing US, LLC. Prior to joining Mölnlycke in 2017, Mr. Claypoole served in various leadership roles at Medtronic Ltd. (now Medtronic plc (NYSE: MDT)), a global healthcare technology company, and Covidien, before it was acquired by Medtronic. Mr. Claypoole was Global Vice President & General Manager, Obesity & Metabolic Health (April 2016 to March 2017) and Global Vice President & General Manager of the Soft Tissue Repair & Hemostats business (December 2012 to April 2016). Before that, he was the Vice President, Executive Operations after serving as Vice President, Global Marketing while located in Trevoux, France. Prior to his time in France, Mr. Claypoole was the Vice President, US Marketing for the company’s Endomechanical & Intelligent Device business. Before joining Covidien in 2007, Mr. Claypoole held various marketing roles with increasing responsibility at Johnson & Johnson’s Vision Care division. Mr. Claypoole previously served on the board of directors of ZetrOz Inc. (January 2014 to January 2016) and the Association of periOperative Registered Nurses (December 2017 to December 2020). Mr. Claypoole received his Bachelor of Arts and his Masters of Business Administration from Cornell University.
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
Item 1A.    Risk Factors.
Described below are certain risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K (“Annual Report”) and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our Class A common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are those that we have identified as material and are not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.
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
•minimum Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10.0 million as of the end of each calendar month through October 29, 2025;
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
We maintain our cash and cash equivalents at financial institutions, in accounts where the balance exceeds federally insured limits (“FDIC”).
We maintain the majority of our cash and cash equivalents in accounts at a banking institution in the United States that we believe is of high quality. Cash held in these accounts exceed the FDIC insurance limits. If such banking institution were to fail we could lose all or a portion of the amounts held in excess of such insurance limitations. In the event of failure of the financial institution where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or any delay in accessing these funds could adversely affect our business and financial position.
Risks related to our business
We are currently subject derivative shareholder lawsuits and have been defendants in securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. In particular, we are a party to derivative shareholder litigation described under the below heading “Legal Proceedings.”
The results of such lawsuits and any future legal proceedings might not be able to be predicted with certainty. Also, our assets may be insufficient to cover any claimed amounts that exceed our insurance coverage, and we may have to pay damage awards or otherwise may enter into settlement arrangements in connection with such claims. Regardless of the merits of these claims, any such payments or settlement arrangements in current or future litigation could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such lawsuits may make it more difficult to finance our operations.
We are highly dependent on a limited number of products for revenue generation and profitability.
Our HA products accounted for 46%, 43% and 42% of our total revenue for the years ended December 31, 2024, 2023 and 2022, respectively. We expect that sales of such products will continue to account for a substantial portion of our revenue, and therefore, our ability to execute our growth strategy and maintain profitability will depend upon the continued demand for these products in each of our current product areas. If the supply and distribution agreements for any of our HA products were terminated, or if our efforts to commercialize these products prove unsuccessful, our revenue would be impaired. If our HA products fail to maintain their market acceptance for any reason, our business, results of operations and financial condition may be adversely affected.
Our long-term growth may be limited by our inability to develop, acquire and commercialize new products, line extensions or expanded indications.
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
If we are unsuccessful in developing, acquiring and commercializing new products or enhancing our existing product offerings through line extensions and expanded indications across our current product portfolio, our long-term growth may be negatively affected.
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
If we fail to properly manage growth or scale our business processes, systems, and data management, our business could suffer.
We may, in the future, experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, our supply chain, inventory management, product services, sales processes and distributor network require significant management, training, financial and other supporting resources. System limitations may result in increased cost, delayed execution, and errors. Any failure by us to manage our growth effectively could adversely affect our ability to achieve our development and commercialization goals.
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
We rely on a limited number of third-party manufacturers to manufacture certain of our products and critical components.
Third-party manufacturers generally manufacture our HA products, EXOGEN components, certain Surgical Solutions products, PNS and our rehabilitation devices. We have developed in-house assembly capabilities for certain of our products, such as our EXOGEN system. We and our third-party manufacturers are required to comply with the Quality System Regulation (“QSR”), which is a set of FDA regulations that establishes cGMP requirements for medical devices and covers the methods and documentation of the design, testing, production, control, quality assurance and complaint handling, labeling, packaging, sterilization, storage and shipping of such devices. Moreover, certain of our products may be re-classified as drugs, and we are planning to seek approval of a product pursuant to the BLA pathway. In each case, such products would be required to comply with the cGMP requirements that apply to drugs and biologics, respectively.
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
Our reliance on different contractor manufacturers to supply certain of our products and their components may result in wide variability in manufacturing processes, product quality and regulatory compliance. If we or our third-party manufacturers fail to maintain facilities in accordance with the FDA’s QSR, our products may suffer from product quality issues and the noncomplying party could lose the ability to manufacture our products on a commercial scale. Such issues may result in increased costs, disruptions in supply, contamination and mislabeling of products, and limit our ability to sell some of our products.
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
In 2020, the FDA published a Federal Register notice announcing its proposal to reclassify non-invasive bone growth stimulators, such as EXOGEN, from Class III medical devices to Class II with special controls. Class III devices are subject to the most stringent regulatory pathway for approval for medical devices requiring, among other things, rigorous clinical studies and pre-approval manufacturing review. Class II devices may be cleared for marketing by the FDA under the 510(k) pathway if they are determined to be substantially equivalent to a legally marketed predicate device. The 510(k) clearance process does not always require clinical testing, and is generally less onerous than the premarket approval process applicable to Class III devices. Also in 2020, the Orthopedic and Rehabilitation Devices Panel of the FDA Medical Devices Advisory Committee met and ultimately voted in favor of the FDA’s proposal to down-classify non-invasive bone growth stimulators.
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
Our products are purchased by healthcare providers and customers who typically bill third-party payers or private insurance plans and healthcare networks, to cover all or a portion of the costs and fees associated with our products. These third-party payers and insurers may deny reimbursement if they determine that a device or product provided to a patient or used in a procedure is not deemed medically necessary or otherwise does not meet applicable payment criteria or if the policyholder’s healthcare insurance benefits are limited. Further, limits put on reimbursement by third-party payers, whether foreign or domestic, governmental or commercial, could make it more difficult to buy our products and substantially reduce, or possibly eliminate, patient access to our products. The healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control rising healthcare costs by imposing lower payment rates and negotiating reduced contract rates with providers and suppliers.
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
Further, legislative or other regulatory reforms that have been adopted or may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies or other downward pressure on the pricing or reimbursement we or our customers receive for our products. For example, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law on December 27, 2020, and pursuant to implementing regulations promulgated by CMS, expanded price reporting obligations for manufacturers of certain products reimbursed under Medicare Part B beginning January 1, 2022, including all of our HA viscosupplements. In July 2022, CMS began utilizing the new pricing information we reported to it pursuant to these newly adopted reporting obligations to adjust the Medicare payment to healthcare providers using our Durolane and GELSYN-3 products. As a result, the rates available for those products beginning in July 2022 were reduced from those previously available and are subject to future reporting and adjustment, which may affect the demand for those products or our ability to sell them profitably. We cannot predict the extent to which this law, or other reimbursement reform proposals or other healthcare cost containment measures that might be enacted in the future, may impact the demand or commercial success of our HA viscosupplements and other products we sell or plan to commercialize in the future.

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
Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators and third-party payers. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which may increase requests for pricing concessions or risk vendor exclusion. For example, non-clinical staff at hospitals are increasingly involved in the evaluation of products and product purchasing decisions. In order for us to sell our products, we must convince such staff as well as physicians and hospitals that our products are attractive alternatives to competing products for use in surgical procedures. Additionally, GPOs, IDNs and large single accounts may continue to use their market power to consolidate purchasing decisions for physicians. Third-party payers may also continue to use their market power to reduce the reimbursement for our products by increasing the rebates we are required to pay them when our products are covered, which may negatively impact our results. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products.
We may be unable to complete proposed acquisitions or to successfully integrate proposed or recent acquisitions in a cost-effective and non-disruptive manner.
Our success depends on our ability to enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies, which may vary significantly across our product portfolio. We continue to search for viable acquisition candidates or strategic alliances that would expand our market sector and/or global presence, as well as additional products appropriate for current distribution channels. Accordingly, we have previously and may in the future pursue the acquisition of, or joint ventures relating to, new businesses, products or technologies instead of developing them internally. Our future success will depend, in part, upon our ability to manage the expanded business following these acquisitions, including challenges related to the management and monitoring of new operations and associated increased costs and complexity associated with potential acquisitions. Other risks involving potential future and completed acquisitions and strategic investments include:
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
We may not realize the anticipated strategic or financial benefits from our business divestitures, which may adversely affect our results of operations and financial condition.
We have in the past divested of certain of our businesses, including most recently our Advanced Rehabilitation business, to help improve our focus on our core businesses and improve our liquidity. However, we may be unable to achieve some or all of the anticipated strategic and financial benefits following our business divestitures, as their anticipated benefits are based on a number of assumptions, some of which may prove incorrect. Any divestiture we undertake is subject to a variety of known and unknown risks and uncertainties. In addition, the anticipated benefits related to any divestiture may take longer to realize than expected, and a failure to achieve the anticipated financial and strategic benefits of a divestiture could be disruptive to our operations and could have a material adverse impact on our business, results of operations, financial condition and cash flows. Further, even if we do realize some or all of the anticipated strategic and financial benefits following our divestitures, we may face indemnity and other liability claims by the acquirer or other parties.
Pricing pressure from our competitors or hospitals may affect our ability to sell our products at prices necessary to support our current business strategies.
Medical device companies, healthcare systems, IDNs and GPOs have intensified competitive pricing pressure as a result of industry trends and new technologies. Purchasing decisions are shifting to hospitals, IDNs and other hospital groups, with surgeons and other physicians increasingly acting only as “employees.” Changes in the purchasing behavior of hospitals or the amount that third-party payers are willing to reimburse our customers for procedures using our products, including as result of healthcare reform initiatives, could create additional pricing pressure on us. In addition to these competitive forces, we continue to see pricing pressure as hospitals introduce new pricing structures into their contracts and agreements, including fixed price formulas, capitated pricing and episodic or bundled payments intended to contain healthcare costs. If such trends continue to drive down the prices we are able to charge for our products, our profit margins will shrink, adversely affecting our business, results of operations and financial condition.
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
We focus our sales, marketing and training efforts on physicians, surgeons and other healthcare professionals. The acceptance of our products depends in part on our ability to educate physicians as to the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our products compared to alternative products, procedures and therapies. If physicians, surgeons or other healthcare professionals are not properly trained, they may misuse or ineffectively use our products, which may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us. In addition, a failure to educate physicians, surgeons or other healthcare professionals regarding our products may impair our ability to achieve market acceptance of our products.
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
Many of our current and potential competitors are major medical device and pharmaceutical companies that have substantially greater financial, technical and marketing resources than we do, and they may succeed in developing products that would render our products obsolete or noncompetitive. It is also possible that our competitors will be able to leverage their large market share to set prices at a level below that which is profitable for us.
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
Our ability to maintain our competitive position and to execute our strategic plans, depends on our ability to attract, retain and motivate our senior management team and other highly qualified personnel, and our failure to do so could adversely affect our business, results of operations and financial condition.
We believe that our continued success depends to a significant extent upon the skill, experience and performance of members of our senior management team, who have been critical to the management of our operations and implementation of our strategy, as well as our ability to continue to attract, retain and motivate additional executive officers, and other key employees and consultants, such as those individuals who are engaged in our research and development efforts. The replacement of any of our key personnel likely would involve significant time and cost and may significantly delay or prevent the achievement of our business objectives and could therefore adversely affect our business, results of operations and financial condition. In addition, we do not carry any “key person” insurance policies that could offset potential loss of service under applicable circumstances.
Competition for experienced employees in the medical device industry can be intense. To attract, retain and motivate qualified employees, we may utilize equity-based incentive awards, including employee stock options. If the value of such equity incentive awards does not appreciate as measured by the performance of the price of our Class A common stock, such awards may cease to be viewed as valuable and our ability to attract, retain and motivate our employees could be adversely impacted, which could adversely affect our business, results of operations and financial condition and/or require us to increase the amount we expend on cash and other forms of compensation.

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
In addition, although we have product liability and clinical study liability insurance policies that we believe provide appropriate levels of coverage, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could adversely affect our business, results of operations and financial condition.

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
We are dependent on a limited number of suppliers for our products and components used in the manufacturing process of our products. Our top three single-source third-party manufacturers supply us with our HA products and constituted 46%, 43% and 42% of total net sales for the years ended December 31, 2024, 2023 and 2022, respectively. We may not be able to renew or enter into new contracts with our existing suppliers following the expiration of such contracts on commercially reasonable terms, or at all. Additionally, certain of our devices require circuit boards and other electronic components that could be in short supply. The unavailability of such components from our suppliers may impact our ability to meet the customer demand for these products.
The success of certain of our bone graft substitute products depends on our suppliers continuing to have access to donated human cadaveric tissue, as well as the maintenance of high standards in their processing methodology. The supply of such donors can fluctuate over time. We cannot be certain that our current suppliers who rely on allograft bone, plus any additional sources that our suppliers identify in the future, will be sufficient to meet our product needs. Our dependence on a limited number of third-party suppliers and the challenges that they may face in obtaining adequate supplies of allograft bone tissue involve several risks, including limited control over pricing, availability, quality and delivery schedules. We may be unable to find an alternative supplier in a reasonable time period or on commercially reasonable terms, if at all, which would adversely affect our business, results of operations and financial condition.
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

Actual or attempted breaches of security, unauthorized access to or disclosure of information, cyberattacks, or other incidents or the perception that personal and/or other sensitive or confidential information in our possession or control or in the possession or control of our vendors or service providers is not secure, could result in a material loss of business, substantial legal liability or significant harm to our reputation.
We receive, collect, process, use and store directly and through third-party vendors and service providers a large amount of information, including personally identifiable information, protected health information and other sensitive and confidential information. This data is often accessed by us through transmissions over public and private networks, including the internet. The secure transmission of such information over the internet and other mechanisms is essential to maintain confidence in our information technology systems. Despite the privacy and security measures we have in place to comply with applicable laws, regulations and contractual requirements, our facilities and systems, and those of our third-party vendors and service providers, are vulnerable to privacy and security incidents including, but not limited to, computer hacking, breaches, acts of vandalism or theft, computer viruses and other malware, including ransomware and other forms of cyberattacks, misplaced or lost data, programming and/or human errors, and other similar events. A party, whether internal or external, that is able to circumvent our security measures or those of our third-party vendors and service providers could, among other things, misappropriate or misuse sensitive or confidential information, misappropriate user information or other proprietary information, or cause significant interruptions in our operations. Internal or external parties have and will continue to attempt to circumvent our security systems and those of our vendors and service providers, and we expect that we may in the future continue to experience, among other things, external attacks on our network, and attempts to gain unauthorized access to sensitive and confidential information, such as reconnaissance probes, denial of service attempts, malware attacks, malicious software attacks and phishing attacks, such as an external phishing incident that occurred in January 2023, targeting an employee with plausible-sounding prompts to send information to Company leadership. This security incident did not expose protected health information, or affect any of the company’s systems, and was reported to authorities in the relevant regions. Because the techniques used to circumvent security systems can be highly sophisticated and change frequently, and often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address all possible techniques or implement adequate preventive measures for all situations. Attacks upon information technology systems are also increasing in their frequency, level of persistence, and sophistication, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Recent, well-publicized cyberattacks on companies have resulted in the unauthorized access to and acquisition of significant amounts of sensitive and confidential information and the disruption of important systems and services. These incidents demonstrate the sophistication of the threat actors and magnitude of the threat posed to companies across the nation, including the health care industry. For example, a vendor informed us that Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing certain of our claims for reimbursement related to our EXOGEN device to commercial payers, experienced an incident in which a cybersecurity threat actor gained access to some of its information technology systems. As a result of the Change Healthcare incident, certain of our patient billing and collections processes were disrupted. We have identified an alternative claim processing intermediary and resumed claims submissions, but this incident caused delays in a portion of our claims submissions to some commercial payers thereby delaying the related cash remittances to us. As of the date of this Annual Report, UnitedHealth Group is still investigating this incident, including any potential impact on claims and patient data. We do not presently believe that the Change Healthcare incident has materially affected, or is reasonably likely to materially affect the Company, including with respect to our claims collection and cash flows. We continue to evaluate the impact of the Change Healthcare incident on our Company.
If an individual or entity is able to gain unauthorized access to our systems or those of our vendors or service providers, the individual or entity could access, acquire, or alter any information located therein or cause interruptions to our operations. Security breaches and other incidents could also damage our reputation and expose us to a risk of monetary loss and/or litigation, fines, sanctions, and reputational damage. We also face risks associated with security breaches and other incidents affecting third parties that conduct business with us or our customers and others who interact with our data, as well as incidents affecting service providers of these third parties.

We cannot assure you that our vendors or service providers with access to our or our customers’, suppliers’, trial patients’, and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches, cyberattacks or other incidents negatively impacting the privacy or security of sensitive or confidential information or our vendors’ or service providers’ ability to provide services to us, which could have a corresponding effect on our business including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. While we attempt to address the associated risks by performing security assessments and detailed due diligence, we cannot assure you that these contractual measures and our own privacy and security-related due diligence safeguards will protect us from the risks associated with the processing, storage and transmission of such information by vendors, service providers and others acting on our behalf.
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
Despite any precautions we may take, our systems and software and hardware could be exposed to damage or interruption from circumstances beyond our control, such as fire, natural disasters, systems failures, power outages, cyberattacks, terrorism, energy loss, telecommunications failure, security breaches, computer viruses and similar disruptions affecting the global Internet. Although we have taken steps to prevent system failures and have back-up systems and procedures to prevent or reduce disruptions, such steps may not prevent an interruption of services and our disaster recovery planning may not be adequate or account for all contingencies. Additionally, our insurance may not adequately compensate us for all losses or failures that may occur. If our systems or software and hardware are damaged or cease to function properly and our business continuity plans do not effectively compensate on a timely basis, we may suffer interruptions in our operations, which could adversely affect our business, results of operations and financial condition.
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
•unexpected changes in tariffs, trade barriers and regulatory requirements, export licensing requirements or other restrictive actions by the United States or foreign governments;
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
International tariffs, including tariffs applied to goods traded between the United States and countries such as Mexico, Canada, China, and, other countries and restrictions on goods imported from certain regions of China may adversely affect our business, results of operations and financial condition.
International tariffs, including tariffs applied to goods traded between the United States and countries such as Mexico, Canada, China, and other countries, may adversely affect our business, results of operations and financial condition. Since the beginning of 2018, there has been increasing discussion, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials. In 2025, the new political administration in the United States has indicated that it intends to impose tariffs in pursuing government policy and has already imposed several new tariffs, including tariffs on goods and materials from Mexico, Canada and China. When changes are made to United States tariffs, other countries may reciprocate, and have reciprocated, with tariffs imposed against the United States. Whether and to what extent these tariffs will remain in place or additional tariffs will be imposed remains uncertain, but if tariffs are imposed or increased by either the United States or other countries, it may impact the cost of goods, the price of our products and demand for our products, particularly in countries impacted by such tariffs. The institution of trade tariffs globally also carries the risk of adversely affecting overall global economic conditions, which could have a negative impact on us.

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
We are also required to implement compliance procedures and to oversee, train and monitor our employees’ compliance with those procedures, appeal coverage and payment denials, and perform internal audits periodically to assess compliance with applicable laws and regulations as well as internal compliance policies and procedures. We are required to report and return any overpayments received from government payers within 60 days of identification and exercise of reasonable diligence to investigate credible information regarding potential overpayments. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws. For example, in February 2021 we entered into a settlement agreement with the United States Attorney’s Office for the Middle District of North Carolina and the Office of Inspector General of the U.S. Department of Health and Human Services to resolve potential liabilities associated with a self-disclosure we made to the OIG in November 2018 regarding violations of certain Medicare claim submission requirements. See Part I, Item 1A. Risk Factors—Risks related to government regulation—We are subject to federal, state and foreign laws and regulations relating to our healthcare business, and could face substantial penalties if we are determined not to have fully complied with such laws, which would adversely affect our business, results of operations and financial condition. Moreover, Medicare contractors and state Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We may be subject to prepayment and post-payment reviews, as well as audits of claims in the future. Private payers may from time to time conduct similar reviews and audits. Any third-party payer reviews and audits of our claims could result in material delays in payment, material recoupments, overpayments, claim denials, fines, revocations of billing privileges, bars on re-enrollment in federal or state healthcare programs, cancellation of our agreements or damage to our reputation, any of which would reduce our net sales and profitability.

The FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.
Before we can market or sell a new medical device or other product or a new use of or a claim for or significant modification to an existing medical device in the United States, we must obtain either clearance from the FDA under the 510(k) pathway or approval of an application for Pre-market Approval (“PMA”), unless an exemption applies. In the United States, we have obtained 510(k) clearance from the FDA to market certain of our products such as SIGNAFUSE Bioactive Bone Graft Putty, Interface Bioactive Bone Graft and SIGNAFUSE Mineralized Collagen Scaffold. Our Pain Treatment products, including Durolane, GELSYN-3 and SUPARTZ FX, and our EXOGEN system, have obtained a PMA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed predicate device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. In the PMA process, the FDA must determine that a proposed product is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for products that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
Both the PMA approval and the 510(k) clearance process can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to twelve months, but can last longer. The process of obtaining a PMA is much more costly and uncertain than the 510(k) clearance process and generally takes from six to eighteen months, or even longer, from the time the application is filed with the FDA. If the mass layoffs that began at the FDA in February 2025 continue, or are not reversed, then the clearance and approval process may be extended even longer. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, we cannot assure you that any particular device will be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory approvals could harm our business.
Any modification to one of our 510(k)-cleared products that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device would require us to obtain a new 510(k) marketing clearance and may even, in some circumstances, require the submission of a PMA application, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. We may make changes to our 510(k)-cleared products in the future that we may determine do not require a new 510(k) clearance or PMA. If the FDA disagrees with our decision not to seek a new 510(k) or PMA for changes or modifications to existing devices and requires new clearances or approvals, we may be required to recall and stop marketing our products as modified, which could require us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. If there is any delay or failure in obtaining required clearances or approvals or if the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would result in delayed or no realization of revenue from such product enhancements or new products and could also result in substantial additional costs which could decrease our profitability.
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
•refusing our requests for 510(k) clearance or applications for a PMA or foreign regulatory approvals of new products, new intended uses or modifications to existing products;
•withdrawals of current 510(k) clearances, PMAs or foreign regulatory approvals, resulting in prohibitions on sales of our products;
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
In the United States, we sell human tissue-derived Surgical Solutions products, which are referred to by the FDA as human cells, tissues and cellular or tissue-based products (“HCT/Ps”). In the United States, we are marketing our HCT/Ps pursuant to Section 361 of the PHSA and 21 CFR Part 1271 of FDA’s regulations. We do not manufacture these HCT/P products, but serve as a distributor for them. Section 361 HCT/Ps are not currently subject to the FDA requirements to obtain marketing authorizations as long as they meet certain criteria provided in FDA’s regulations. HCT/Ps regulated as “361 HCT/Ps” are currently subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, cGTP, when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting. If we or our suppliers fail to comply with these requirements, we could be subject to FDA enforcement action, including, for example, warning letters, fines, injunctions, product recalls or seizures, and, in the most serious cases, criminal penalties. To be regulated as Section 361 HCT/Ps, these products must meet FDA’s criteria to be considered “minimally manipulated” and intended for “homologous use,” among other requirements. HCT/Ps that do not meet the criteria to be considered Section 361 HCT/Ps are subject to the FDA’s regulatory requirements applicable to medical devices, biologics or drugs. Device, biologic or drug HCT/Ps must comply both with the requirements exclusively applicable to Section 361 HCT/Ps and, in addition, with other requirements, including requirements for marketing authorization, such as 510(k) clearance, PMA or BLA approvals before marketing. We believe our HCT/Ps are regulated solely under Section 361 of the PHSA, and therefore, we have not sought or obtained 510(k) clearance, a PMA, or licensure through a BLA for such HCT/Ps.
The FDA could disagree with our determination that these human tissue products are Section 361 HCT/Ps and could determine that these products are biologics requiring a BLA or medical devices requiring 510(k) clearance or a PMA, and could require that we cease marketing such products and/or recall them pending appropriate clearance, approval or licensure from the FDA. If we have to cease marketing and/or have to recall any of our Surgical Solutions products our net sales would decrease, which would adversely affect our business, results of operations and financial condition.

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
We will likely need to conduct additional clinical studies in the future to support new indications for our products or for clearances, approvals or certifications of new product lines, or for the approval or certification of the use of our products in some foreign countries. Clinical testing can take many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. Conducting successful clinical studies requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators and support staff, proximity of patients to clinical sites, patient ability to meet the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products. In addition, patients participating in clinical trials may die before completion of the trial or suffer adverse medical events unrelated to investigational products.
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
Some of our marketed products are subject to medical device reporting obligations, which require that we report to the FDA any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned and, if the malfunction were to recur, it could likely cause or contribute to a death or serious injury. The timing of our obligation to report under medical device reporting regulations is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA could take action including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearances, seizure of our products, or delay in clearance of future products.

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
If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or to do so on commercially reasonable terms. In addition, our third-party contractors are not our employees, and except for remedies available to us under our agreements with them, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, non-clinical and preclinical programs. Switching or adding additional third-party contractors involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO or other third-party vendor commences work. As a result, delays occur, which can materially impact our ability to meet our desired development timelines. Though we carefully manage our relationships with our third-party vendors, including CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.
Healthcare regulatory reform may affect our ability to sell our products profitably and could adversely affect our business, results of operations and financial condition.
In the United States and abroad, legislative and regulatory reforms could prevent or delay marketing approval or certification of our products in development, restrict or regulate post-approval or certification activities of our products and impact our ability to sell our products profitably. In the United States, legislation has been proposed and adopted at the federal and state level that is effecting major changes in the healthcare system. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted.
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
Since its enactment, there have been judicial, executive and congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Efforts to reform the marketplace for healthcare services are ongoing and are expected to increase in the new administration, and we cannot predict with certainty what impact any U.S. federal and state health reforms will have on us, but such changes could impose new and/or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
In addition, the Budget Act of 2011, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Third-party payers also regularly update payments to physicians and hospitals where our products are used. By way of example, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. Legislative and regulatory reforms and executive actions intended to reduce the costs of prescription drugs and medical devices are also ongoing in the United States and abroad. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows. These and other payment updates could directly impact the demand for our products or any products we may develop in the future, if cleared or approved.
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
In our capacity as a pharmaceutical and medical device manufacturer, as a supplier of covered items and services to federal healthcare program beneficiaries, and with respect to items and services for which we submit claims for reimbursement from such programs, we are subject to healthcare fraud, waste and abuse regulation and enforcement by federal, state and foreign governments, which could adversely impact our business, results of operations and financial condition. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:
•the federal Anti-Kickback Statute (“AKS”), which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Penalties for violating the AKS include civil penalties of up to $124,732 per violation plus three times the amount of the improper remuneration, criminal penalties up to $100,000 per violation, prison terms of up to ten years, and exclusion from participation in the federal healthcare programs. Under the Civil Monetary Penalties statute, physicians who pay or accept kickbacks also face penalties of up to $50,000 per kickback plus three times the amount of the prohibited remuneration;
•the federal physician self-referral law, the Stark Law, which, subject to certain enumerated statutory and regulatory exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or “DHS”, which includes both prescription drugs and medical devices, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS. In addition to reimbursing the government any associated overpayment, violations of the Stark Law can lead to: (1) civil penalties of nearly $30,868 per claim (in 2024, adjusted annually for inflation); (2) three times the amount of damages suffered by the government; and (3) potential exclusion from participation in federal healthcare programs;
•the False Claims Act, or “FCA”, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. Penalties for a violation of the FCA include fines up to $27,894 for each false claim, plus up to three times the amount of damages caused by each false claim. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;
•the beneficiary inducement provisions of the Civil Monetary Penalties Law, which prohibits, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider. Violations of the CMPL may result in CMPs of $24,947 and in administrative penalties ranging up to $100,000 per violation depending on the conduct involved;
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

•privacy and data security requirements imposed by HIPAA, including the Privacy Rule, the Security Rule, and the Breach Notification Rule promulgated pursuant to HIPAA; and
•analogous state law equivalents of each of the above federal laws, state anti-kickback and false claims laws; state laws requiring device companies to comply with specific compliance standards, restrict payments made to healthcare providers and other potential referral sources, and report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws related to insurance fraud in the case of claims involving private insurers.
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
In 2018, we identified non-compliance with certain U.S. federal statutes and requirements governing the Medicare program in related to improper completion of Certificate for Medical Necessity (“CMN”) forms. In November 2018, we made a voluntary self-disclosure related to this matter to the OIG pursuant to the OIG’s Provider Self-Disclosure Protocol. After settlement discussions with the Office of the United States Attorney in the Middle District of North Carolina (“USAO”) and OIG, on February 22, 2021, we entered into a formal settlement agreement, which included releases from associated False Claims Act liability and further Civil Monetary Penalties that are customary in self-disclosures of this type, and agreed to pay $3.6 million in resolution of this matter.
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and we are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business.
We are subject to diverse laws and regulations relating to privacy and data security, including, in the United States, HIPAA and, in the EU, the GDPR. New privacy laws and regulations are being enacted in the United States, particularly at the state level, and globally, and existing ones are being updated and strengthened. Complying with these numerous, complex, and often changing regulations is expensive and difficult. We strive to comply with all applicable laws and other legal obligations relating to privacy, data security, and data protection. However, given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be conflicting, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and/or in a manner that conflicts with our practices. Failure or perceived failure by us or our vendors or service providers to comply with any privacy, data security, or data protection laws or other obligations, or any security incident or data breach experienced by us, one of our vendors service providers, or another party, could adversely affect our business. Such impacts include but are not limited to: investigation costs, legal fees, fines and penalties; compensatory, special, punitive, and statutory damages; enforcement actions; litigation; reputational damage; consent orders regarding our privacy and security practices; requirements that we provide consumer notices, credit monitoring services, and/or credit restoration services or other relevant services to individuals impacted by a data breach; adverse actions against our licenses to do business; and injunctive relief.

In the United States, HIPAA, as amended, and regulations implemented thereunder (collectively referred to as “HIPAA”) imposes, among other things, certain standards relating to the privacy and security of protected health information (“PHI”) on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that generally involve creating, receiving, maintaining or transmitting PHI for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities, such as us, as well as business associates, to develop and maintain administrative, physical and technical safeguards to protect PHI. HHS recently updated the HIPAA Privacy Rule and proposed updates to the HIPAA Security Rule. These developments could pose compliance challenges for us.
Additionally, under the HIPAA Breach Notification Rule, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach or, if earlier, the date on which the breach would have been discovered through the exercise of reasonable diligence. Notification also must be made to the U.S. Department of Health and Human Services Office for Civil Rights and, in certain circumstances, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents or, if earlier, the date on which the breach would have been discovered through the exercise of reasonable diligence. All U.S. states, the District of Columbia, Guam, Puerto Rico, and the U.S. Virgin Islands have enacted data breach notification laws. Some of these breach notification laws impose notification obligations that are in addition to, or inconsistent with, the HIPAA Breach Notification Rule, which can present compliance challenges.
Entities that are found to be in violation of HIPAA, which may occur in connection with, among other things, a breach of unsecured PHI, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. The HHS Office for Civil Rights actively enforces HIPAA and frequently issues significant fines and penalties. HIPAA also authorizes state Attorneys General to file suit on behalf of residents of their states. Courts may award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits, such as those for negligence or recklessness in the misuse or breach of PHI.
U.S. states have adopted various privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), creates individual privacy rights for California residents and imposes additional privacy and security obligations on covered businesses, including data use limitations and audit requirements. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CPRA created the California Privacy Protection Agency, which is authorized to issue substantive regulations and enforce law. Additional states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia have enacted similar comprehensive privacy laws. Other states, including Nevada and Washington, have recently enacted robust health privacy laws. Legislation has been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. These developments are likely to result in increased privacy and data security enforcement. Additional compliance investment and potential business process changes may be required, and the enactment of new laws could have potentially conflicting requirements that would make compliance challenging and burdensome.
The Federal Trade Commission (“FTC”) and many state Attorneys General also continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices, including based on allegations that companies are engaged in unfair or deceptive trade practices. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. In addition to enforcing against organizations, the FTC has made clear that it may seek to hold officers personally liable for privacy or security violations of their organizations, having done so in the past.

In Europe, the GDPR imposes strict requirements for processing personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield. In 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs in 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board (“EDPB”). The United States and the EU agreed to a new data transfer mechanism to replace the Privacy Shield known as the EU-U.S. Data Privacy Framework, which may be subject to legal challenges. In addition to the GDPR, EU member states impose additional, and sometimes inconsistent, data protection requirements. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and take additional enforcement actions, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, impose challenges associated with the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results. Failure to comply with the GDPR can result in fines up to the greater of €20 million (approximately $21 million), or 4% of global revenue.
Additionally, following the United Kingdom’s departure from the EU, we have also had to comply with the UK GDPR (i.e., the GDPR as implemented into UK law). Failure to comply with the UK GDPR can result in fines up to the greater of £17.5 million (approximately $22 million), or 4% of global revenue. However, the relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear. The European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission extends that decision.
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
While we are able to continue marketing our currently CE-marked products in Europe after the effective date of the EU MDR until the associated CE mark certificates expire, securing renewals of our existing CE mark certificates to allow for continued marketing of the product after CE mark expiration or obtaining certifications for new products requires the performance of certain conformity assessment procedures by a notified body. Notified bodies are independent organizations designated by EU member states which are responsible for, among other things, auditing and examining a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which allows the manufacturer to place the CE mark on the device and for it to be marketed throughout the EU. Given the additional requirements of the MDR, the renewal of our existing CE mark certificates once they expire or obtaining certifications for new products is more challenging, time consuming and costly.
For example, technical documentation for certain of our products requiring recertification, such as our single injection HA treatment Durolane, and EXOGEN Bone Stimulation System have been submitted to our notified body. While Durolane recently received EU MDR certification, we are actively engaged with our notified body to renew the CE marks for these and our other products. The inability to timely review and obtain CE mark certificates for these and other of our products could prohibit their distribution and marketing in EU member states, which would adversely affect our business, prospects, financial condition and results of operations.
We may be subject to environmental, social and governance (“ESG”) regulations or stakeholder requirements which may negatively impact our business or adversely affect our relationship with customers.
Across industries, companies are facing increasing requirements to disclose information about social and environmental risks and increasing pressure to improve performance on aspects of sustainability, such as climate impact and product environmental performance, that go beyond currently enacted legislative or regulatory mandates. Several of our customers are adopting, or may adopt in the future, sustainability policies that influence how they make purchasing decisions. Due to the complex nature of our supply chain, we may not always have direct influence over our ability to meet new customer sustainability expectations or policies, which may harm our customer relationships and reputation and may result in an impact on our revenue. Further, new and emerging ESG reporting and disclosure requirements may be unpredictable and expensive to comply with. Our ability to meet stakeholder ESG expectations may not keep up with industry peers which may negatively impact our ability to attract and retain talent.

Recent environmental regulatory actions regarding medical device sterilization facilities could result in disruptions in the supply of certain of our products and could adversely affect our business, results of operations and financial condition.
Our disposable products that are used with our neXus Ultrasonic Surgical Aspirator System require sterilization using ethylene oxide prior to sale. Ethylene oxide sterilization is a common and scientifically proven sterilization method that is widely used in the medical device industry. We contract with third-party sterilizers to perform this service. Concerns about unsafe levels of ethylene oxide emissions in the air around some sterilization facilities have resulted in certain state environmental protection agency actions against those facilities that have impacted available capacity for medical device manufacturers to sterilize their devices. For example, recently the operations of certain of our contracted sterilization providers were temporarily suspended by the supplier as a voluntary response to a state environmental agency investigation. While such actions have not disrupted our ability to supply products and the previously shut down facilities have been permitted to resume certain operations after implementation of increased emissions controls, it is uncertain as to whether these facilities will be shut down or experience capacity reductions related to environmental, health and safety concerns. In March 2024, the U.S. Environmental Protection Agency finalized rules governing emissions from ethylene oxide sterilization facilities. It is unknown whether any other sterilization facilities we may contract with in the future will experience reduced capacity related to new regulatory requirements or will be required to shut down, either temporarily related to upgrading emissions controls or permanently due to inability to comply with the new environmental regulations. To the extent that our third-party sterilizers are unable to sterilize our products, whether due to these regulatory or other limitations (such as capacity, reductions in operations, or availability of materials for sterilization), we may be unable to transition to other third-party sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner, or at all, which could have a material adverse impact on our results of operations and financial condition.
If our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture our products and, as a result, our business, results of operations and financial condition may be adversely affected until we are able to secure a new facility.
We do not have redundant manufacturing facilities and have one primary location for manufacturing in the Memphis, Tennessee area. Our other facilities and equipment would be costly to replace and could require substantial lead-time to repair or replace. Our facilities may be harmed or rendered inoperable by natural disasters (including events caused by or intensified by climate change) or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages. Such disasters may render it difficult or impossible to manufacture and commercialize our products and conduct our research and development activities for new products, line extensions and expanded indications. The inability to perform those activities, combined with our limited inventory of supplies, components and finished product, may result in the inability to continue manufacturing or supplying our products during such periods and the loss of customers or harm to our reputation. Although we possess insurance for damage to our facilities and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.
Risks related to intellectual property matters
Protection of our intellectual property rights may be difficult and costly, and our inability to protect our intellectual property could adversely affect our competitive position.
Our success depends in part on our ability to protect our proprietary rights to the technologies and inventions used in, or embodied by, our products. To protect our proprietary technology, we rely on patent protection, copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions in our consulting, employment, and other agreements. These legal means afford only limited protection, however, and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our existing confidentiality and/or invention assignment agreements with employees, contractors, and others who participate in IP development activities could be breached, or we may not enter into sufficient and adequate agreements with those individuals in the first instance, and we may not have adequate remedies for such breaches. Furthermore, we may be subject to, and forced to defend against, third-party claims of ownership to our intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or rights to use, valuable intellectual property. Such an outcome could adversely affect our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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
Further, our patents may not be drafted or interpreted sufficiently broadly to prevent others from marketing products and services similar to ours or designing around our patents. Third parties may assert that we or the inventors of any patents licensed to us were not the first to make the inventions covered by our issued patents or pending patent applications. The claims of our issued patents or patent applications when issued may not cover our commercial technology or the future products and services that we develop. We may not have freedom to operate unimpeded by the patent rights of others. Third parties may have dominating, blocking or other patents relevant to our technology of which we are not aware. In addition, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after the filing of certain priority documents (or, in some cases, are not published until they issue as patents) and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications or published information which could invalidate our patents or a portion of the claims of our patents. Any such patent applications may have priority over our patent applications or issued patents, which could require us to obtain rights from third parties to issued patents or pending patent applications covering such technologies to allow us to commercialize our technology. If another party has filed a U.S. patent application on inventions similar to ours, depending on when the timing of the filing date falls under certain patent laws, we may have to participate in a priority contest (such as an interference proceeding) declared by the USPTO to determine priority of invention in the United States. Further, we may not develop additional proprietary technologies and, even if we do, they may not be patentable.
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
Trademarks
We rely on our trademarks as one means to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. However, we may not be able to successfully secure trademark registrations for all such applications in each jurisdiction in which the product is marketed. Third parties may oppose our trademark applications, or otherwise challenge our use of both registered and unregistered trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks. Over the long term, if we are unable to establish name recognition based on our trademarks, then we may not be able to compete effectively and our business, results of operations and financial condition may be adversely affected.

Trade secrets and know-how
We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, our competitors may independently develop equivalent knowledge, methods or know-how. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that we may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all. Our competitors could use any of the information we may be required to disclose by the FDA to develop independently technology similar to ours. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside the scope of our intellectual property rights. If our intellectual property is not adequately protected so as to protect our market against competitors’ products and methods, our competitive position could be adversely affected, as could our business, results of operations and financial condition. If we were to enforce a claim that a third party had illegally obtained, misappropriated or was using our trade secrets, it would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. If any of the technology or information that we protect as trade secrets were to be independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may adversely affect our business, results of operations and financial condition. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret.
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
•we, the filing party(ies) of any in-licensed patent rights, or any future strategic partners might not have been the first to file patent applications covering certain of our inventions;
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
BV LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests, including us. Accordingly, we will incur income taxes on our allocable share of any net taxable income of BV LLC. Under the terms of the Bioventus LLC Agreement, BV LLC will be obligated to make tax distributions to holders of LLC Interests, including us, subject to any limitations or restrictions in our debt arrangements. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the TRA, which we expect could be significant. See Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence-Tax Receivable Agreement in this Annual Report for further information. We intend, as its managing member, to cause BV LLC to make cash distributions to the owners of LLC Interests, including us, in an amount sufficient to (i) fund their or our tax obligations in respect of allocations of taxable income from BV LLC and (ii) cover our operating expenses, including payments under the TRA. However, BV LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which BV LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering BV LLC insolvent. If we do not have sufficient funds to pay taxes or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA. In addition, if BV LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

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
As of December 31, 2024, the Original LLC Owners control approximately 41.8% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. The Original LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Original LLC Owners are able to, subject to applicable law, and the voting arrangements, elect a majority of the members of our Board, control actions to be taken by us and our Board, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Original LLC Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing LLC Owner may have different tax positions from us, especially in light of the TRA that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Bioventus should terminate the TRA and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing LLC Owner’s tax or other considerations, which may differ from the considerations of us or our other stockholders.

Risks related to our ownership of our Class A common stock
The dilution of our Class A common stockholders upon the exchange of the outstanding common membership interests in BV LLC could adversely affect the market price of our Class A common stock and the resale of such shares could cause the market price of our Class A common stock to fall.
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
The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your Class A common stock common stock at or above the price at which you purchase it. From our initial public offering in February 2021 through February 27, 2025, the per share trading price of our Class A common stock has been as high as $19.94 and as low as $0.80. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:
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
Our amended and restated certificate of incorporation, as amended, to the extent permitted by applicable law, contains provisions renouncing our interest and expectation to participate in certain corporate opportunities identified or presented to certain of our Original LLC Owners.
Certain of the Original LLC Owners are in the business of making or advising on investments in companies and these Original LLC owners may hold, and may, from time to time in the future, acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or the business of our suppliers. Our amended and restated certificate of incorporation, as amended, provides that, to the fullest extent permitted by law, none of the Original LLC Owners or any director who is not employed by us or his or her affiliates will have any duty to refrain from engaging in a corporate opportunity in the same or similar lines of business as us. The Original LLC Owners may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. As a result, these arrangements could adversely affect our business, results of operations, financial condition or prospects if attractive business opportunities are allocated to any of the Original LLC Owners instead of to us.

Certain anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our Company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our common stock.
Certain provisions of our amended and restated certificate of incorporation, as amended, our second amended and restated bylaws and Delaware law could render more difficult, delay or prevent transactions that stockholders consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions might also prevent or frustrate attempts by our stockholders to replace or remove management, and include provisions that:
•authorize the issuance of “blank check” preferred stock that could be issued by our Board to increase the number of outstanding shares and thwart a takeover attempt;
•establish a classified Board so that not all members of our Board are elected at one time, which is currently being phased out and will be discontinued beginning with our 2026 annual meeting of stockholders;
•provide the removal of directors only for cause, provided directors may be removed with or without cause beginning with our 2026 annual meeting of stockholders;
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
Our amended and restated certificate of incorporation, as amended, provides that the Court of Chancery of the State of Delaware will be, to the fullest extent permitted by law, the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation, as amended, provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or the Court of Chancery, will be, to the fullest extent permitted by law, the sole and exclusive forum for: (a) any derivative action, suit or proceeding brought on our behalf; (b) any action, suit or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or stockholders to us or to our stockholders; (c) any action, suit or proceeding arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation, as amended, or our second amended and restated bylaws (as either may be amended from time to time); or, (d) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine; provided that the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision in our amended and restated certificate of incorporation, as amended does not designate the Court of Chancery as the exclusive forum for any claim for which the applicable statute creates exclusive jurisdiction in another forum and, accordingly, does not apply to any claims brought to enforce any liability or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
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
Risks from Cybersecurity Threats
As of the date of this Annual Report, we have not encountered any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, incidents impacting data processed and systems maintained or operated by us or on our behalf, and incidents otherwise impacting our operations, can and do occur. For example, Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing certain of our claims for reimbursement related to our EXOGEN device to commercial payers experienced an incident in which a cybersecurity threat actor gained access to some of its information technology systems. As a result of the Change Healthcare incident, certain of our patient billing and collections processes were disrupted. We have identified an alternative claim processing intermediary and have resumed claims submissions, but this incident caused delays in a portion of our claims submissions to some commercial payers thereby delaying the related cash remittances to us. As of the date of this Annual Report, UnitedHealth Group is still investigating this incident, including any potential impact on claims and patient data. We do not presently believe that the Change Healthcare incident has materially affected, or is reasonably likely to materially affect the Company, including with respect to our claims collection and cash flows. We continue to evaluate the impact of the Change Healthcare incident on our Company.
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

Item 3.        Legal Proceedings.
Bioventus shareholder litigation
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina (the “Court”), Ciarciello v. Bioventus Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended consolidated complaint. In response to the defendants’ motion to dismiss, the lead plaintiff filed a second amended complaint on July 31, 2023. The defendants moved to dismiss the second amended complaint on August 21, 2023, which the Court granted in part and denied in part on November 6, 2023. The Court dismissed the plaintiff’s Securities Act claims, but allowed the plaintiff’s Exchange Act claims to proceed into discovery.
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court and the Court preliminarily approved the Settlement Agreement on August 13, 2024. The Court entered judgment on December 18, 2024, granting final approval of the terms of the Settlement Agreement and dismissing all claims against the defendants, including the Company. The parties settled without any admission of liability or wrongdoing by any party. The settlement amount of $15.3 million, together with interest earned thereon, has been paid by the defendants and/or the defendant’s insurers. The Company incurred $13.8 million of net shareholder litigation costs (including estimated settlement and reimbursement) during the year ended December 31, 2024 under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss.
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
On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the United States District Court for the District of Delaware granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, Case No.: 1:23-cv-01099-RGA. The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025, to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement, which the company expects to be in the form of governance reforms.
On July 31, 2024, another plaintiff filed a derivative complaint against certain of the Company’s current and former officers and directors, naming Bioventus as a nominal defendant only, in the United States District Court for the Middle District of North Carolina, captioned Vince v. Reali, No. 1:24-cv-006390CCEJEP (M.D.N.C. 2024). Like the Grogan case, the Vince case asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, contribution, and waste and generally alleges the same purported misconduct as alleged in the in the Ciarciello case. On November 11, 2024, the defendants filed a motion to transfer the Vince case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation. On January 14, 2025, the Court granted the motion and transferred the Vince case to the District of Delaware. On February 14, 2025, the plaintiff requested voluntary dismissal of the Vince case without prejudice and the Court granted the request that same day.

On February 20, 2025, plaintiff Jeffrey Vince refiled a Verified Stockholder Derivative Complaint against certain of Bioventus’ current and former officers and directors, naming Bioventus as a nominal defendant only, in Delaware Chancery Court, captioned Jeffrey Vince v. Kenneth M. Reali et al., C.A. No. 2025-0192-LWW (Del. Ch.). Like his prior complaint, which he voluntarily dismissed, Vince asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. The Defendants have not yet been served.
On February 26, 2025, plaintiff James Bouchereau filed a Verified Stockholder Derivative Complaint against certain of Bioventus’s current and former officers and directors, naming Bioventus as a nominal defendant only, in Delaware Chancery Court, captioned James Bouchereau v. Kenneth M. Reali et al., C.A. No. 2025-___-___ (Del. Ch.). The complaint is identical to the Vince complaint and asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. The Defendants have not yet been served.
On February 6, 2025, purported stockholder Jae Hyung Jung served a litigation demand, requesting that the Board take action against certain directors and officers for alleged breaches of fiduciary duties, gross mismanagement, unjust enrichment, waste, aiding and abetting in connection with the same conduct at issue in the litigations. On February 7, 2025, the same purported stockholder, Jung, served a settlement demand, requesting that the Company adopt certain corporate governance reforms and agree to certain monetary payments. The Company has not yet responded to either demand.
The Company believes the claims alleged in the above derivative matters lack merit and intends to defend itself vigorously. Except as described above, the outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.
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
As of February 27, 2025, we had approximately 256 holders of record of our Class A common stock. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries. The closing price of our common stock on February 27, 2025 was $9.73. As of February 27, 2025, we had one holder of record of our Class B common stock.
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
Equity-based Compensation Plans
The information required by Item 5 of Form 10-K regarding equity-based compensation plans is incorporated herein by reference to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
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
The following performance graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns on the Nasdaq Composite Index and the S&P 500 Health Care Equipment Index for the period commencing on February 11, 2021 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2024 assuming an initial investment of $100. Nasdaq Composite Index and S&P 500 Health Care Equipment Index will not be deemed incorporate by reference into any other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	2/11/21	6/30/21	12/31/21	6/30/22	12/31/22	6/30/23	12/31/23	6/30/24	12/31/24
Bioventus Inc.	$100.00	$91.62	$75.43	$35.50	$13.59	$15.04	$27.43	$29.93	$54.66
NASDAQ Composite	$100.00	$103.41	$111.54	$78.63	$74.62	$98.30	$107.03	$126.43	$137.68
S&P 500 Health Care Equipment	$100.00	$104.57	$113.11	$85.61	$90.75	$102.06	$97.83	$103.44	$107.41
Item 6.        [Reserved.]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1A. Risk Factors and our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K (“Annual Report”). In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part 1, Item 1A. Risk Factors and elsewhere in this Annual Report. A discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022 has been reported previously in our Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 12, 2024, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Executive Summary
We are a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically-proven solutions. We operate our business through two reporting segments, U.S. and International, and our portfolio of products is comprised of five patient-focused areas, grouped into three businesses based on clinical use: (i) Pain Treatments, (ii) Surgical Solutions and (iii) Restorative Therapies.
•Pain Treatments, comprised of:
◦Knee Osteoarthritis (“KOA”) area: Our product portfolio includes a range of intra-articular, hyaluronic acid (“HA”) injections that help relieve patient discomfort and improve quality of life.
◦Peripheral Nerve Stimulation (“PNS”) area: We are focused on developing a full portfolio of peripheral nerve stimulation products with solutions for acute, temporary and chronic pain.
•Surgical Solutions, comprised of:
◦Ultrasonics: Our Ultrasonics business offers precision bone resection for patients with degenerative spine conditions and spinal deformities. This portfolio also enables precision ultrasonic neuro and general surgery to address brain tumors and pathologies of the liver and other organs.
◦Bone Graft Substitutes (“BGS”): Our product portfolio includes a range of products that facilitate optimal bone fusion following a surgical procedure.
•Restorative Therapies, comprised of:
◦Fracture Care: We provide low-intensity pulse ultrasound to help patients who suffer from bone fractures that do not heal through traditional methods. We plan to expand our United States clinical indications to address the healing of fresh fractures, especially for high-risk patients.
The following table sets forth total net sales, net loss and Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in thousands, except for loss per share)	2024	2023
Net sales	$573,280	$512,345
Net loss from continuing operations	$(43,833)	$(121,196)
Adjusted EBITDA(1)	$108,882	$88,862
Loss per Class A common stock, basic and diluted
Continuing operations	$(0.52)	$(1.54)
Discontinued operations	—	(0.95)
Loss per Class A common stock, basic and diluted	$(0.52)	$(2.49)
(1)See below under Results of Operations-Adjusted EBITDA for a reconciliation of net loss to Adjusted EBITDA.

Significant developments
Advanced Rehabilitation Business
On September 30, 2024, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with a third-party purchaser to sell certain products within our advanced rehabilitation business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (BITS) (collectively, the “Advanced Rehabilitation Business”). On December 31, 2024, we closed the sale of the Advanced Rehabilitation Business and received $24.7 million at closing, net of transactional fees, subject to a post-closing adjustment for net working capital. We may also receive an aggregate of $20.0 million in potential earn-out payments, which are based on the achievement of certain revenue and financial metric thresholds in respect to sales of products from the Advanced Rehabilitation Business during the 2025 and 2026 fiscal years. We have incurred $2.5 million in transactional fees resulting from the divestiture of the Advanced Rehabilitation Business. The sale of the Advanced Rehabilitation Business is expected to enhance our strategic focus on our remaining businesses and improve liquidity, as the proceeds, net of transactional fees, were used to pay $20.0 million in long-term debt obligations.
We evaluated the Advanced Rehabilitation Business for impairment due to its divestiture. As a result of this evaluation, we recorded impairments totaling $33.9 million for the year ended December 31, 2024 under the U.S. reporting segment within the consolidated condensed statements of operations and comprehensive loss. The impairment losses reduced the intangible assets of the Advanced Rehabilitation Business to reflect their respective fair values less any costs to sell. The fair value of its intangibles was based on the consideration agreed to with the purchaser for the Advanced Rehabilitation Business.
Reclassification
We reclassified SonicOne revenue and expense of the SonicOne Ultrasonic Cleansing and Debridement Systems (“SonicOne”) from the Restorative Therapies to the Surgical Solutions business in the first quarter of 2024. SonicOne’s capabilities to remove devitalized or necrotic tissue and fiber deposits more closely aligns with Surgical Solutions’ soft tissue management. SonicOne revenue reclassified for the year ended December 31, 2023 totaled $6.8 million for the U.S. reporting segment and $0.3 million for the International reporting segment.
Allograft Delivery Device
The Allograft Delivery Device, a customized delivery system for our OSTEOAMP Flowable product, received FDA clearance in June 2024. OSTEOAMP is an allograft-derived bone graft with growth factors used for reconstructive bone grafting procedures. The Allograft Delivery Device is intended to be used for the delivery of hydrated allograft to an orthopedic site, therefore assisting with the use of OSTEOAMP Flowable, the fastest growing product in our bone graft substitutes portfolio, in minimally invasive surgical procedures as well as open procedures.
EU MDR
The European Union Medical Devices Regulation (“EU MDR”), which became effective in May 2021, was adopted with the aim of ensuring better protection of public health and patient safety. Among other things, the EU MDR imposed changes to clinical evidence for medical devices, post-market clinical follow-up evidence, annual reporting of safety information for Class III products, and bi-annual reporting for Class II products, Unique Device Identification (“UDI”) for all products, submission of core data elements to a European UDI database prior to placement of a device on the market, reclassification of medical devices, and multiple labeling changes. We were able to continue marketing our currently certified products in the European Union (“EU”) after the effective date of EU MDR until the associated certifications expire. In April 2024, we received EU certification for our EXOGEN Bone Stimulation System, which will allow us to market it throughout the EU. The certificate is valid for 5 years.
Wound Business
On May 22, 2023, we closed the sale of certain assets within its Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business” or the “Disposal Group”), for potential consideration of $84.7 million, including $34.7 million at closing, $5.0 million deferred for 18 months and up to $45.0 million in potential earn-out payments, which are based on the achievement of certain revenue thresholds by the purchaser of the Wound Business for sales of the TheraSkin and TheraGenesis products during the 2024, 2025 and 2026 fiscal years. We received the deferred payment in November 2024, which was used to pay $5.0 million of long-term debt obligations.
We incurred $3.9 million in transactional fees resulting from the sale of the Wound Business. The loss resulting from the deconsolidation of the Disposal Group totaled $1.5 million for the year ended December 31, 2023 and was recorded in loss on disposals within the consolidated statements of operations and comprehensive loss. We used the proceeds from the sale of the Wound Business to prepay $30.0 million of long-term debt obligations.

We evaluated the Wound Business for impairment prior to its sale and recorded a $78.6 million impairment within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023 as a result of this evaluation to reduce the intangible assets of the Disposal Group to reflect their respective fair values less any costs to sell. The fair value of the Disposal Group’s intangibles was determined based on the consideration received for the Wound Business.
Credit and Guaranty Agreement
On January 18, 2024, we further amended the 2019 Credit Agreement to modify certain financial covenants under the 2019 Credit Agreement. Refer to Liquidity and Capital Resources—Credit Facilities for further information regarding the January 2024 amendment.
Components of our results of operations
Net sales
We generate net sales from a portfolio of active healing products that serve physicians spanning the orthopedic continuum, including sports medicine, total joint reconstruction, hand and upper extremities, foot and ankle, podiatric surgery, trauma, spine and neurosurgery. We report sales net of contractual allowances, rebates and returns.
We sell our products primarily through our direct sales team, which manages and maintains the sales relationship with healthcare providers, distribution centers or specialty pharmacies. Certain Surgical Solutions products are sold through independent distributors to hospitals so our neurosurgeon and orthopedic spine surgeon customers can use them in procedures. In certain international markets, we also sell to independent distributors on prearranged business terms, who manage or maintain the sales relationship with their physician customers. Refer to Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Significant accounting policies for further information.
We generally recognize revenue at the point in time when control is transferred to the customer, for example, when the product is shipped to the customer, when the patient has accepted the product or upon consumption in a surgical procedure.
Cost of sales
Our cost of sales primarily consists of costs of products purchased from our third-party suppliers, direct labor and allocated overhead associated with manufacturing and assembly, excess and obsolete inventory charges, shipping, inspection and related costs incurred in making our products available for sale or use. In addition, cost of sales includes depreciation related to production as well as amortization of product-related intellectual property and distribution rights associated with marketed products. Certain products are manufactured by or obtained from third-party suppliers primarily located in Japan, Switzerland, Sweden and the United States.
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
Selling, general and administrative expense
Selling, general and administrative expense primarily consists of salaries, benefits and other related costs, including equity-based compensation, for personnel employed in sales, marketing, finance, legal, compliance, administrative, information technology, medical education and training, quality and human resource departments. Selling, general and administrative expense also includes third-party marketing, supply chain and distribution, product recall costs, information technology, legal, human resources, insurance and facilities expenses, selling, general and administrative expenses also include commissions, generally based on a percentage of sales, to our direct sales team and independent distributors. We expect our selling, general and administrative expenses will increase with the continued expansion of our sales organization and marketization of our current and pipeline products. We plan to hire more personnel to support the growth of our business. However, over time, as we grow our net sales, we expect selling, general and administrative expenses to decline as a percentage of net sales.

Research and development expense
Research and development expense primarily consists of employee compensation, equity-based compensation and related expenses, as well as contract research organization service expenses related to clinical trials. We expense internal research and development costs as incurred and research and development costs incurred by third parties as they perform contracted work. Our research and development expenses may vary substantially from period to period based on the timing of research and development activities. We are focused on internal research and development to broaden our portfolio across all products and undertake clinical research to support their marketization. As a result, we expect our research and development expenses to vary from low to the mid-single digits as a percentage of net sales as we introduce new products, extend existing product lines and expand indications. We see significant opportunity to develop innovative and clinically differentiated products in-house with our experienced research and development team. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations.
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
Restructuring costs primarily consist of employee severance, legal, consulting and temporary labor expenses. Restructuring costs recorded in 2023 and 2022 are the result of aligning our organizational and management cost structure to improve profitability and cash flow.
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
Income tax expense
The Company’s subsidiary, Bioventus LLC (“BV LLC”), is a partnership for U.S. federal tax purposes. Accordingly, the members include the profits and losses of BV LLC in their income tax returns. Certain wholly-owned subsidiaries of BV LLC are taxable entities for U.S. or foreign tax purposes and file tax returns in their local jurisdictions. Bioventus Inc. is subject to U.S. federal, state and local income taxes at the prevailing corporate tax rates with respect to our taxable income. In addition to tax expenses, we are obligated to make payments under the tax receivable agreement (“TRA”), which could be significant. The TRA obligates us to pay to Smith & Nephew, Inc. (“Continuing LLC Owner”) 85% of the amount of any realized tax benefits (or in some circumstances are deemed to realize) resulting from (i) increases in the tax basis of assets of BV LLC as a result of (a) any future redemptions or exchanges of LLC Interests and (b) certain distributions (or deemed distributions) by BV LLC and (ii) certain other tax benefits arising from our making payments under the TRA. For more information, see Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Income taxes for additional information.
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

Non-GAAP Financial Measures - Adjusted EBITDA
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator that management uses to measure operating performance and for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net loss from continuing operations before depreciation and amortization, provision of income taxes and interest expense, net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include acquisition and divestiture related costs, certain shareholder litigation costs, impairments of assets, restructuring and succession charges, equity-based compensation expense, financial restructuring costs and other items. Adjusted EBITDA by segment is comprised of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
Non-GAAP financial measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. These measures might exclude certain normal recurring expenses. Therefore, these measures might not provide a complete understanding of the Company's performance and should be reviewed in conjunction with the U.S. GAAP financial measures. Additionally, other companies might define their non-GAAP financial measures differently than we do. Investors are encouraged to review the reconciliation of the non-GAAP measure provided in this Annual Report on Form 10-K, including all tables referencing Adjusted EBITDA to its most directly comparable U.S. GAAP measure.
Results of Continuing Operations
The following table sets forth components of our consolidated statements of operations as a percentage of net sales for the periods presented:

	Years Ended December 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales (including depreciation and amortization)	32.3%	35.9%
Gross profit	67.7%	64.1%
Selling, general and administrative expense	59.5%	59.4%
Research and development expense	2.4%	2.6%
Restructuring costs	—%	0.2%
Change in fair value of contingent consideration	0.2%	0.1%
Depreciation and amortization	1.3%	1.7%
Impairment of assets	6.3%	15.4%
Loss on disposals	0.1%	0.7%
Operating loss	(2.1%)	(16.0%)

The following table presents a reconciliation of net loss from continuing operations to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in thousands)	2024	2023
Net loss from continuing operations	$(43,833)	$(121,196)
Interest expense, net	38,792	40,676
Income tax expense (benefit), net	(5,293)	85
Depreciation and amortization(a)	49,555	57,365
Acquisition and related costs(b)	1,339	5,694
Shareholder litigation costs(c)	13,802	—
Restructuring and succession charges(d)	(57)	2,331
Equity-based compensation(e)	10,058	2,722
Financial restructuring costs(f)	351	7,291
Impairment of assets(g)	36,357	78,615
Loss on disposal of a business(h)	292	1,539
Other items(i)	7,519	13,740
Adjusted EBITDA	$108,882	$88,862
(a)Includes for the years ended December 31, 2024 and 2023, respectively, depreciation and amortization of $41.9 million and $48.5 million in cost of sales and $7.7 million and $8.9 million in operating expenses presented in the consolidated statements of operations and comprehensive loss.
(b)Includes acquisition and integration costs related to completed acquisitions and changes in fair value of contingent consideration.
(c)Costs incurred as a result of certain shareholder litigation unrelated to our ongoing operations.
(d)Costs incurred were the result of adopting restructuring plans to reduce headcount, contract termination, reorganize management structure and consolidate certain facilities.
(e)Includes compensation expense resulting from awards granted under our equity-based compensation plans. The year ended December 31, 2024 includes increased award activity as a result of certain annual employee bonuses granted in the form of equity awards. The year ended December 31, 2023 includes the reversal of $3.8 million in equity-based compensation expenses related to the transition of our executive leadership.
(f)Financial restructuring costs include advisory fees and debt amendment related costs.
(g)Activity in 2024 includes: (i) a non-cash impairment charge of $33.9 million for intangible assets solely attributable to our Advanced Rehabilitation Business due to the decision to divest the business and (ii) a non-cash impairment charge of $2.5 million for rented right-of-use assets involving exited office and warehouse spaces. Activity in 2023 relates to the non-cash impairment charge attributable to our divested Wound Business.
(h)Represents the loss on the disposal of the Advanced Rehabilitation and Wound Businesses for the years ended December 31, 2024 and 2023, respectively.
(i)Other items primarily include charges associated with strategic transactions, such as potential acquisitions or divestitures and a transformative project to redesign systems and information processing. During the year ended December 31, 2024, other items primarily consisted of the following: (i) divestiture costs related to the Company’s Advanced Rehabilitation Business, including transactional fees, totaled $4.7 million; (ii) transformative project costs of $1.7 million; and (iii) strategic transaction costs of $0.4 million.
During the year ended December 31, 2023, other items mainly consisted of the following: (i) strategic transaction costs totaling $4.8 million, including divestiture costs of $1.1 million related to Advanced Rehabilitation; (ii) transformative project costs of $4.5 million; (iii) transition and severance costs of $2.8 million; and (iv) $1.0 million in costs related to the discontinuance of MOTYS.

Net sales

	Years Ended December 31,		Change
(in thousands, except for percentage)	2024	2023	$	%
U.S.
Pain Treatments	$234,936	$197,954	$36,982	18.7%
Surgical Solutions	167,706	141,888	25,818	18.2%
Restorative Therapies	104,167	110,018	(5,851)	(5.3%)
Total U.S. net sales	506,809	449,860	56,949	12.7%

International
Pain Treatments	26,353	22,847	3,506	15.3%
Surgical Solutions	21,549	19,715	1,834	9.3%
Restorative Therapies	18,569	19,923	(1,354)	(6.8%)
Total International net sales	66,471	62,485	3,986	6.4%

Total net sales	$573,280	$512,345	$60,935	11.9%
U.S.
Net sales increased $56.9 million, or 12.7%, compared to the prior year. Changes by major product groups were: (i) Pain Treatments—$37.0 million increase due to volume growth primarily driven by Durolane; (ii) Surgical Solutions—$25.8 million net sales increase due to volume growth; and (iii) Restorative Therapies—$5.9 million net sales decrease due primarily to the divestiture of our Wound Business ($11.1 million of revenue in 2023) and lower volume from the Advanced Rehabilitation Business, partly offset by increased volumes and higher average selling price related to our EXOGEN Bone Stimulation System in 2024.
International
Net sales increased $4.0 million, or 6.4%, due to volume growth in Pain Treatments and Surgical Solutions, partially offset with a volume decline in Restorative Therapies.
Gross profit and gross margin

	Years Ended December 31,		Change
(in thousands, except for percentage)	2024	2023	$	%
U.S.	$348,953	$294,366	$54,587	18.5%
International	39,273	33,827	5,446	16.1%
Total	$388,226	$328,193	$60,033	18.3%

	Years Ended December 31,
	2024	2023	Change
U.S.	68.9%	65.4%	3.5%
International	59.1%	54.1%	5.0%
Total	67.7%	64.1%	3.6%
U.S.
Gross profit increased $54.6 million, or 18.5%, primarily due to volume growth in Pain Treatments, Surgical Solutions and our EXOGEN Bone Stimulation System, partially offset by the Wound Business divestiture. Gross margin increased due to product mix.
International
Gross profit increased $5.4 million, or 16.1% compared with the prior period, which is primarily due to an increase in volume for Pain Treatments, specifically Durolane, and Surgical Solutions. Gross margin increased due to product mix.

Selling, general and administrative expense

	Years Ended December 31,		Change
(in thousands, except for percentage)	2024	2023	$	%
Selling, general and administrative expense	$340,894	$303,879	$37,015	12.2%
Selling, general and administrative expense increased $37.0 million, or 12.2%, primarily due to increases in: (i) compensation and related costs of $24.4 million; (ii) accounting and legal costs of $10.8 million, mostly related to the settlement of shareholder litigation; and (iii) equity-based compensation of $8.2 million. These increases were partially offset with a $12.2 million decrease in consulting expenses resulting from fewer strategic transactions, project initiatives and debt refinancing costs in 2024 compared to 2023.
Research and development expense

	Years Ended December 31,		Change
(in thousands, except for percentage)	2024	2023	$	%
Research and development expense	$13,639	$13,446	$193	1.4%
Research and development expense remained consistent with the prior year comparable period.
Restructuring costs

	Years Ended December 31,		Change
(in thousands, except for percentage)	2024	2023	$	%
Restructuring costs	$(52)	$840	$(892)	(106.2%)
There were expense reversals during the year ended December 31, 2024 primarily due to employee transitions associated with prior restructuring initiatives. Costs incurred for the year ended December 31, 2023 were primarily the result of an initiative to align the Company’s organizational and management cost structure to improve profitability and cash flow through reducing headcount and third-party related costs.
Change in fair value of contingent consideration

	Years Ended December 31,		Change
(in thousands, except for percentage)	2024	2023	$	%
Change in fair value of contingent consideration	$1,423	$719	$704	97.9%
Changes in fair value for both periods relates to contingent consideration associated with the acquisition of Bioness in March 2021.
Depreciation and amortization

	Years Ended December 31,		Change
(in thousands, except for percentage)	2024	2023	$	%
Depreciation and amortization	$7,652	$8,842	$(1,190)	(13.5%)
Depreciation and amortization decreased during the year ended December 31, 2024 compared with the prior year primarily due to the write-off of consigned fixed assets and fewer assets to depreciate due to divestitures.
Impairment of assets
We evaluated the Advanced Rehabilitation Business for impairment during the second quarter of 2024 due our decision to divest the business. As a result of this evaluation, we recorded a $33.9 million impairment to reduce the intangible assets of the Advanced Rehabilitation Business to reflect their respective fair values less any costs to sell. We based the fair value of its intangibles on the consideration agreed to with the purchaser for the Advanced Rehabilitation Business. We also recorded impairment losses of $2.5 million during the year ended December 31, 2024 for 2 right-of-use assets, specifically office and warehouse spaces, which the Company exited during 2024.
Our decision to divest the Wound Business required us to evaluate whether certain of its assets were impaired. We recorded a $78.6 million non-cash impairment charge in 2023 as a result of this evaluation to reduce the intangible assets to their fair values less costs to sell. We determined the fair value of intangibles of the Wound Business based on the consideration offered for the Wound Business.

Loss on disposals
The loss on disposals during the year ended December 31, 2024 resulted from the sale of the Advanced Rehabilitation Business. The loss on disposals during the year ended December 31, 2023 resulted from $1.5 million in working capital adjustments associated with the sale of our Wound Business and a $2.0 million loss on fixed assets disposed of during the integration of acquisitions.
Other (income) expense

	Years Ended December 31,		Change
(in thousands, except for percentage)	2024	2023	$	%
Interest expense, net	$38,792	$40,676	$(1,884)	(4.6%)
Other (income) expense	$(1,645)	$(1,290)	$(355)	27.5%
Interest expense, net decreased during the year ended December 31, 2024 compared to the prior year primarily due to less debt outstanding and a decrease in interest rates. Other (income) expense during 2024 primarily consisted of an increase of $1.0 million in foreign currency gains, resulting from recognizing previously unrealized gains and losses on the assets and liabilities of the Advanced Rehabilitation Business, which was sold in the fourth quarter of 2024. Activity during 2023 primarily included a $1.5 million receipt from the settlement of a legal claim.
Income tax (benefit) expense, net

	Years Ended December 31,		Change
(in thousands, except for percentage)	2024	2023	$	%
Income tax (benefit) expense, net	$(5,293)	$85	$(5,378)	NM
Effective tax rate NM - Not Meaningful	10.8%	(0.1)%		10.9%
The $5.4 million change in income taxes was due to the recognition of deferred tax benefits resulting from the impairments recorded.
Noncontrolling interest
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC of which we owned 80.6% and 80.0% at December 31, 2024 and 2023, respectively. We have a majority economic interest, the sole voting interest in, and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a noncontrolling interest representing the 19.4% that is owned by the Continuing LLC Owner. Noncontrolling interest activity during year ended December 31, 2024 was the result of losses recorded.
Segment Adjusted EBITDA
Adjusted EBITDA for each of our reportable segments is as follows:

	Years Ended December 31,		Change
(in thousands, except for percentage)	2024	2023	$	%
U.S.	$95,421	$78,668	$16,753	21.3%
International	$13,461	$10,194	$3,267	32.0%
U.S.
Adjusted EBITDA increased $16.8 million, or 21.3%, due to revenue growth and increased gross profit.
International
Adjusted EBITDA increased $3.3 million or 32.0%, due to increased gross profit.
Liquidity and Capital Resources
Sources of liquidity
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, clinical trials, and capital expenditures. We expect these needs to continue as we develop and market new products and further our expansion into international markets.

We believe that we have enough liquidity to continue operations for the next twelve months. We anticipate that to the extent that we require capital, we will obtain funding through additional equity financings or the incurrence of other indebtedness or a combination of these potential sources of capital. As of December 31, 2024, we have the ability to borrow up to $40.0 million using our Revolving Credit Facility and available letters of credit. We may explore divestiture opportunities for non-core assets to improve our liquidity position. In addition, we may raise additional funds to finance future cash needs through receivables or royalty financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. The covenants under the Amended 2019 Credit Agreement limit our ability to obtain additional debt financing. Debt financing, if allowed under the Amended 2019 Credit Agreement and if available, would result in increased payment obligations and might involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it might be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that might not be favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future might have a negative impact on our financial condition and our ability to pursue our business strategies.
Future cash requirements
The following table summarizes certain estimated future cash requirements under our various contractual obligations committed to as of December 31, 2024 in total and disaggregated into current and long-term obligations.

(in thousands)	Current	Long-Term	Total
Long-term debt(a)	$27,339	$310,525	$337,864
Interest payments on long-term debt obligations(a)	28,974	21,442	50,416
Lease liabilities(b)	5,104	20,104	25,208
Purchase commitments(c)	29,196	1,223	30,419
	$90,613	$353,294	$443,907
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
(c)Amounts that are contractually committed to as of December 31, 2024 related to multi-year exclusive supply agreements. Generally, our purchase obligations under these supply agreements are based on forecasted requirements, subject in some cases to an annual contractual minimum.
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
Indebtedness
Our 2019 Credit Agreement (as amended on August 29, 2021 and October 29, 2021), and in effect from October 29, 2021 to July 11, 2022, consisted of a $360.8 million term loan (“Term Loan”) and a $50.0 million revolving credit facility (the “Revolver”). The Company amended the 2019 Credit Agreement on August 29, 2021, and then again on October 29, 2021 in connection with the acquisition of Misonix, Inc. On July 11, 2022, the Company further amended the 2019 Credit Agreement in conjunction with the acquisition of CartiHeal.
The Company was not in compliance with certain financial covenants under the 2019 Credit Agreement in effect as of December 31, 2022. As a result, on March 31, 2023, we entered into another amendment to the 2019 Credit Agreement to, among other things, modify certain financial covenants, waive the noncompliance at December 31, 2022 and modify interest rates applicable to borrowings under the agreement. The Revolver’s capacity was reduced $5.0 million on December 31, 2023 and again on June 30, 2024 in accordance with the amendments to the 2019 Credit Agreement resulting in a maximum capacity of $40.0 million as of December 31, 2024. We were in compliance with the financial covenants as of December 31, 2024 and 2023 as stated within the 2019 Credit Agreement then in effect.
On January 18, 2024 (the “Closing Date”), we further amended the 2019 Credit Agreement (collectively, with the August 2021, October 2021, July 2022 and March 2023 amendments, the “Amended 2019 Credit Agreement”), to modify certain financial covenants under the 2019 Credit Agreement. With respect to Term Loan Facilities and the Revolver outstanding as of the Closing Date, we may elect either SOFR or Base Rate interest rate options for the entire amount or certain portions of the loans and have interest rates equal to a formula driven base interest rate plus a margin, tied to a leverage ratio. The leverage ratio is the ratio of debt to Consolidated Adjusted EBITDA as defined in the Amended 2019 Credit Agreement for four consecutive quarters as of the end of each period. Pursuant to the Amended 2019 Credit Agreement, the margin at each applicable leverage ratio will be increased by 1.00% per annum. SOFR loans and base rate loans had a margin of 3.25% and 2.25%, respectively, subsequent to July 11, 2022 and prior to the Closing Date. Subsequent to the March 31, 2023 amendment, SOFR loans and base rate loans had a margin of 4.25% and 3.25%, respectively. All obligations under the Amended 2019 Credit Agreement are guaranteed by the Company and certain wholly owned subsidiaries where substantially all the assets of the Company collateralize the obligations.
The Amended 2019 Credit Agreement contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of Bioventus LLC’s equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of assets of Bioventus LLC and its subsidiaries, as well as limitations on making changes to the business and organizational documents of Bioventus LLC and its subsidiaries. Financial covenant requirements include (i) a maximum debt leverage ratio of not greater than 4.50 to 1.00 for the testing period ending December 31, 2024, 4.25 to 1.00 for the testing period ending March 31, 2025, 4.00 to 1.00 for the testing period ending June 30, 2025 and at the end of each testing period occurring thereafter, and beginning on March 31, 2025, to be subject to a temporary increase to 4.50 to 1.00 upon certain events; and (ii) an interest coverage ratio not less than 2.00 to 1.00 for the testing period ending December 31, 2024, 2.00 to 1.00 for the testing period ending March 31, 2025, 2.25 to 1.00 for the testing period ending June 30, 2025, 2.50 to 1.00 for the testing period ending September 30, 2025 and 3.00 to 1.00 for the testing period ending December 31, 2025 and each testing period thereafter. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to October 29, 2025, the Company will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10.0 million as of the end of each calendar month during such period.

The Term Loan Facilities matures on October 29, 2026 and the Revolver matures on October 29, 2025.
Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5. Financial instruments in this Annual Report for further details on the Company’s indebtedness.
Information regarding cash flows
Cash and cash equivalents as of December 31, 2024 totaled $41.6 million, compared to $37.0 million as of December 31, 2023. As of December 31, 2024, $22.1 million and $19.5 million of our cash and cash equivalents was held within the U.S. and International segments, respectively. The change in cash was primarily due to the following:

	Years Ended December 31,		Change
(in thousands, except for percentage)	2024	2023	$	%
Cash flows from continuing operations:
Net cash from operating activities	$38,795	$17,513	$21,282	121.5%
Net cash from investing activities	22,963	27,313	(4,350)	(15.9%)
Net cash from financing activities	(54,580)	(26,653)	(27,927)	104.8%
Net cash from discontinued operations	—	(13,675)	13,675	(100.0%)
Effect of exchange rate changes on cash	(2,560)	629	(3,189)	NM
Net change in cash and cash equivalents	$4,618	$5,127	$(509)	(9.9%)
Operating Activities
Net cash in operating activities from continuing operations increased $21.3 million, due to cash collections from sales growth and the timing of working capital payments. These operating inflows were partially offset with: (i) increases in employee compensation due to higher bonus payments in 2024 compared to prior year; (ii) an increase in inventory purchases; and (iii) an increase in interest payments.
Investing Activities
Net cash flows in investing activities from continuing operations decreased $4.4 million, primarily due to $10.0 million less net cash received from the sale of businesses, partially offset with $6.4 million less in capital expenditures.
Financing Activities
Cash flows from financing activities decreased $27.9 million, primarily due to: (i) net outflows totaling $30.0 million related to our revolving credit facility as $15 million was repaid in 2024 compared to $15 million in net borrowings during 2023; and (ii) an increase of $6.3 million in debt principal payments. These outflows were partially offset with: (i) a deferred consideration receipt of $4.5 million in 2024 resulting from the prior year sale of the Wound Business; (ii) $2.5 million less debt financing costs paid in 2024; and (iii) $1.7 million more in proceeds from the issuance of stock as stock option exercises increased in 2024 compared to 2023.
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
Revenues are recorded at the transaction price, which is determined as the contracted price net of estimates of variable consideration resulting from discounts, rebates, returns, chargebacks, contractual allowances, estimated third-party payer settlements, and certain distribution and administration fees offered in customer contracts and other indirect customer contracts relating to the sale of products. We establish reserves for the estimated variable consideration based on the amounts earned or eligible for claim on the related sales. Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted for relevant factors such as our historical experiences, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We regularly review all reserves and update them at the end of each reporting period as needed. There were no significant adjustments arising from the change in estimates of variable consideration for the years ended December 31, 2024 and 2023.
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

Acquired in-process research and development (“IPR&D”) is the fair value of projects for which the related products have not received regulatory approval and have no alternative future use and is capitalized as an indefinite-lived intangible asset. Due to inherent uncertainty related to research and development, actual results could differ materially from the assumptions used in the discounted cash flow model. Additionally, there are risks including, but not limited to, delay or failure to receive regulatory requirements to conduct clinical trials, required market clearances, or patent issuance, and that the research and development project does not result in a successful product.
Contingent consideration
We recognize contingent consideration liabilities resulting from business combinations at estimated fair value on the acquisition date, and at each subsequent reporting period. Significant judgment is employed in determining the appropriateness of the estimates and assumptions as of the acquisition date and in post-acquisition periods. The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Significant estimates and assumptions required for these valuations include the probability of achieving regulatory approval under specified time frames, product sales projections under various scenarios and discount rates used to calculate the present value of the estimated payments. After the initial valuation, the Company will use its best estimate to measure contingent consideration at each subsequent reporting period. Gains and losses are recorded with selling, general and administrative expenses within the consolidated statements of operations and comprehensive loss.
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
Our impairment process includes applying a quantitative impairment analysis to the fair value of the reporting unit and comparing it to its carrying value. We used independent third-party valuation specialists in 2024 and 2023 using year-to-date October data in each year to assist management in performing our annual impairment evaluation. We determine the fair value of U.S. and International reporting units based primarily on an income approach, which incorporates the use of a discounted free cash flow analysis. The discounted free cash flow analysis is based on significant judgments, including the current operating budgets, estimated long-term growth projections and future forecasts for each reporting unit. We discount future cash flows based on a market comparable weighted average cost of capital rate for each reporting unit. The discount rates used in the discounted free cash flow analyses reflect the risks inherent in the expected future cash flows generated by the respective intangible assets. Market risk, industry risk and a small company premium has an impact on the discount rate. The value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents the price we estimate we would receive in a sale of the reporting unit in an orderly transaction between market participants at the measurement date. Significant judgments inherent in this analysis include estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rate and long-term growth rate assumptions. Changes in estimates and assumptions could materially affect the determination of fair value for each reporting unit and could result in an impairment charge, which could be material to our financial position and results of operations.
On November 8, 2022, due to a significant decline in the value of our Class A common stock, circumstances became evident that a possible impairment existed as of the third quarter balance sheet date. We concluded that the carrying value of the U.S. reporting unit exceeded its fair value. We recorded a non-cash goodwill impairment charge within the U.S. reporting unit for the year ended December 31, 2022. The impairment was recorded within impairment of goodwill on the consolidated statements of operations and comprehensive loss. There were no goodwill impairment charges for the years ended December 31, 2024 and 2023. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3. Balance sheet information.
Equity-based compensation
Equity-based compensation expense generated from the granting of restricted stock units represents the fair value of the stock measured at the market price on the date of grant. Restricted stock equity-based compensation expense is recognized over the vesting period.

The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, net of actual forfeitures. Assumptions used in determining stock option fair value include the risk-free interest rate, expected dividend yield, expected price volatility, expected life of stock options and weighted-average fair value of stock options granted. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of our peers’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option.
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

Additionally, we are considered a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, which was determined as of the last day of our second fiscal quarter of 2024 (a “determination date”). We will continue to be categorized as a smaller reporting company—accelerated filer until our public float reaches $250 million at a future determination date.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Quantitative and qualitative disclosures about market risk
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may use derivative instruments to manage exposures to interest rates and foreign currencies. Derivatives are recorded on the balance sheet at fair value at each balance sheet date. We have elected the fair value method of accounting and do not designate whether the derivative instrument is an effective hedge of an asset, liability or firm commitment. Changes in the fair values of derivative instruments are recognized in the consolidated statements of operations and comprehensive loss in the period incurred.
Interest rate risk
Our cash and cash equivalents balance as of December 31, 2024 consisted of demand deposits and institutional money market funds held in U.S. and foreign banks. Cash equivalents consist of highly liquid investment securities with original maturities on the date of purchase of three months or less and can be exchanged for a known amount of cash. We are exposed to the market risk related to fluctuations in interest rates and market prices for our cash equivalents. We are also exposed to interest rate risk in connection with borrowings under our Amended 2019 Credit Agreement, which bear interest at a floating rate based on three-month SOFR plus an applicable borrowing margin. As of December 31, 2024, a 1.0% increase in interest rate would result in $5.9 million increase in total interest payable over the remaining life of the Amended 2019 Credit Agreement in the event we were to draw down the entire capacity of our revolving credit facility. For variable rate debt, interest rate changes generally do not affect the fair value of the Amended 2019 Credit Agreement, but impact future earnings and cash flows, assuming other factors are constant. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks, subject to any applicable limitations in our financing arrangements.
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

Item 8.        Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bioventus Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Bioventus Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes collectively referred to as the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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

/s/GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.
Raleigh, North Carolina
March 11, 2025

Bioventus Inc.
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2024, 2023 and 2022
(Amounts in thousands, except share amounts)

	2024	2023	2022
Net sales	$573,280	$512,345	$512,117
Cost of sales (including depreciation and amortization of $41,882, $48,503 and $45,622, respectively)	185,054	184,152	181,037
Gross profit	388,226	328,193	331,080
Selling, general and administrative expense	340,894	303,879	332,134
Research and development expense	13,639	13,446	23,854
Restructuring costs	(52)	840	6,779
Change in fair value of contingent consideration	1,423	719	1,102
Depreciation and amortization	7,652	8,842	9,748
Impairment of assets	36,357	78,615	—
Impairment of goodwill	—	—	124,697
Loss on disposals	292	3,577	—
Operating loss	(11,979)	(81,725)	(167,234)
Interest expense, net	38,792	40,676	12,021
Other (income) expense	(1,645)	(1,290)	9,770
Other expense	37,147	39,386	21,791
Loss before income taxes	(49,126)	(121,111)	(189,025)
Income tax (benefit) expense, net	(5,293)	85	(44,374)
Net loss from continuing operations	(43,833)	(121,196)	(144,651)
Loss from discontinued operations, net of tax	—	(74,429)	(68,740)
Net loss	(43,833)	(195,625)	(213,391)
Loss attributable to noncontrolling interest - continuing operations	10,291	24,458	40,732
Loss attributable to noncontrolling interest - discontinued operations	—	14,937	13,955
Net loss attributable to Bioventus Inc.	$(33,542)	$(156,230)	$(158,704)

Net loss	$(43,833)	$(195,625)	$(213,391)
Other comprehensive loss, net of tax
Change in prior service cost and unrecognized gain (loss) for defined benefit plan adjustment	13	(8)	133
Change in foreign currency translation adjustments	(4,194)	1,140	(501)
Comprehensive loss	(48,014)	(194,493)	(213,759)
Comprehensive loss attributable to noncontrolling interest - continuing operations	11,105	24,230	40,811
Comprehensive loss attributable to noncontrolling interest - discontinued operations	—	14,937	13,955
Comprehensive loss attributable to Bioventus Inc.	$(36,909)	$(155,326)	$(158,993)

Loss per share of Class A common stock from:
Continuing operations, basic and diluted	$(0.52)	$(1.54)	$(1.70)
Discontinued operations, basic and diluted	—	(0.95)	(0.89)
Loss per share of Class A common stock, basic and diluted	$(0.52)	$(2.49)	$(2.59)

Weighted-average shares of Class A common stock outstanding, basic and diluted:	64,547,474	62,647,554	61,389,107
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Balance Sheets as of December 31, 2024 and 2023
(Amounts in thousands, except share amounts)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$41,582	$36,964
Accounts receivable, net	127,393	122,789
Inventory	92,475	91,333
Prepaid and other current assets	14,160	16,913
Total current assets	275,610	267,999

Property and equipment, net	27,012	36,605
Goodwill	7,462	7,462
Intangible assets, net	404,729	482,350
Operating lease assets	6,506	13,353
Deferred tax assets	4,745	—
Investment and other assets	1,892	3,141
Total assets	$727,956	$810,910

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,690	$23,038
Accrued liabilities	135,879	119,795
Current portion of long-term debt	27,339	27,848
Current portion of contingent consideration	19,573	—
Other current liabilities	3,917	4,816
Total current liabilities	210,398	175,497

Long-term debt, less current portion	308,288	366,998
Deferred income tax liabilities	564	1,213
Contingent consideration	—	18,150
Other long-term liabilities	23,102	27,934
Total liabilities	542,352	589,792

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of December 31, 2024 and December 31, 2023, 65,758,341 and 63,267,436 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	66	63
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of December 31, 2024 and December 31, 2023	16	16
Additional paid-in capital	505,509	494,254
Accumulated deficit	(355,078)	(321,536)
Accumulated other comprehensive (loss) income	(2,573)	794
Total stockholders’ equity attributable to Bioventus Inc.	147,940	173,591
Noncontrolling interest	37,664	47,527
Total stockholders’ equity	185,604	221,118
Total liabilities and stockholders’ equity	$727,956	$810,910
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2024, 2023 and 2022
(Amounts in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2021	59,548,504	$59	15,786,737	$16	$473,318	$179	$(6,602)	$140,686	$607,656
Issuance of Class A common stock for equity plans	2,514,510	3	—	—	5,819	—	—	—	5,822
Deferred taxes on equity rebalancing	—	—	—	—	(1,977)	—	—	—	(1,977)
Net loss	—	—	—	—	—	—	(158,704)	(54,687)	(213,391)
Tax withholdings on equity-based compensation awards	—	—	—	—	(3,352)	—	—	—	(3,352)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	247	247
Equity-based compensation	—	—	—	—	14,180	—	—	3,405	17,585
Change in noncontrolling interest allocation	—	—	—	—	2,588	—	—	(2,588)	—
Other comprehensive loss	—	—	—	—	—	(289)	—	(79)	(368)
December 31, 2022	62,063,014	$62	15,786,737	$16	$490,576	$(110)	$(165,306)	$86,984	$412,222
Issuance of Class A common stock for equity plans	1,204,422	1	—	—	777	—	—	—	778
Net loss	—	—	—	—	—	—	(156,230)	(39,395)	(195,625)
Equity-based compensation	—	—	—	—	2,388	—	—	334	2,722
Change in noncontrolling interest allocation	—	—	—	—	513	—	—	(513)	—
Distributions to members	—	—	—	—	—	—	—	(111)	(111)
Other comprehensive income	—	—	—	—	—	904	—	228	1,132
December 31, 2023	63,267,436	$63	15,786,737	$16	$494,254	$794	$(321,536)	$47,527	$221,118
Issuance of Class A common stock for equity plans	2,490,905	3	—	—	2,439	—	—	—	2,442
Net loss	—	—	—	—	—	—	(33,542)	(10,291)	(43,833)
Equity-based compensation	—	—	—	—	8,321	—	—	1,737	10,058
Change in noncontrolling interest allocations	—	—	—	—	495	—	—	(495)	—
Other comprehensive loss	—	—	—	—	—	(3,367)	—	(814)	(4,181)
December 31, 2024	65,758,341	$66	15,786,737	$16	$505,509	$(2,573)	$(355,078)	$37,664	$185,604
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022
(Amounts in thousands)

	2024	2023	2022
Operating activities:
Net loss	$(43,833)	$(195,625)	$(213,391)
Less: Loss from discontinued operations, net of tax	—	(74,429)	(68,740)
Loss from continuing operations	(43,833)	(121,196)	(144,651)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	49,555	57,365	55,398
(Benefit) provision for expected credit losses	(434)	(1,103)	5,190
Equity-based compensation from 2021 Stock Incentive Plan	10,058	2,722	17,585
Change in fair value of contingent consideration	1,423	719	1,102
Change in fair value of interest rate swap	—	—	(6,396)
Deferred income taxes	(5,394)	(2,377)	(46,658)
Impairments of assets	36,357	78,615	134,982
Loss on disposals	292	3,577	—
Unrealized (gain) loss on foreign currency fluctuations	(259)	665	1,383
Other, net	2,810	1,707	388
Changes in operating assets and liabilities:
Accounts receivable	(10,666)	10,055	(17,672)
Inventory	(16,435)	(5,991)	(18,618)
Accounts payable and accrued expenses	17,846	(5,275)	(3,099)
Other current and noncurrent assets and liabilities	(2,525)	(1,970)	9,659
Net cash from operating activities - continuing operations	38,795	17,513	(11,407)
Net cash from operating activities - discontinued operations	—	(2,169)	(2,130)
Net cash from operating activities	38,795	15,344	(13,537)
Investing activities:
Proceeds from sale of a business	24,678	34,675	—
Purchase of property and equipment	(1,006)	(7,362)	(1,478)
Investments and acquisition of distribution rights	(709)	—	(10,042)
Other	—	—	(75)
Net cash from investing activities - continuing operations	22,963	27,313	(11,595)
Net cash from investing activities - discontinued operations	—	(11,506)	(104,841)
Net cash from investing activities	22,963	15,807	(116,436)
Financing activities:
Proceeds from issuance of Class A and B common stock	2,442	778	5,822
Tax withholdings on equity-based compensation	—	—	(3,352)
Receipt of deferred consideration	4,500	—	—
Borrowing on revolver	—	64,000	25,000
Payment on revolver	(15,000)	(49,000)	(25,000)
Proceeds from the issuance of long-term debt, net of issuance costs	—	—	79,659
Debt financing costs	(1,180)	(3,661)	—
Payments on long-term debt	(44,584)	(38,264)	(20,038)
Other, net	(758)	(506)	(15)
Net cash from financing activities	(54,580)	(26,653)	62,076
Effect of exchange rate changes on cash	(2,560)	629	521
Net change in cash, cash equivalents and restricted cash	4,618	5,127	(67,376)
Cash, cash equivalents and restricted cash at the beginning of the period	36,964	31,837	99,213
Cash, cash equivalents and restricted cash at the end of the period	$41,582	$36,964	$31,837
Supplemental disclosure of noncash investing and financing activities
Accrued liabilities for distribution rights and member distributions	$—	$709	$—
Accounts payable for purchase of property, plant and equipment	$42	$1,311	$419
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
The Company is focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative and clinically-proven solutions. The Company is headquartered in Durham, North Carolina and had approximately 930 employees at December 31, 2024.
Interim periods
The Company reports quarterly interim periods on a 13-week basis within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Each quarter ends on the Saturday closest to calendar quarter-end, with the exception of the fourth quarter, which ends on December 31. The 13-week quarterly periods for fiscal year 2024 ended on March 30, June 29 and September 28. Comparable periods for 2023 ended on April 1, July 1 and September 30. The fourth and first quarters may vary in length depending on the calendar year.
Consolidation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the Company, its subsidiaries and investments in which the Company has control. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s controlled subsidiaries are reported as noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period presentation. During the first quarter of 2024, the Company reclassified revenue and expense of the SonicOne Ultrasonic Cleansing and Debridement Systems (“SonicOne”) from the Restorative Therapies to the Surgical Solutions business as its capabilities to remove devitalized or necrotic tissue and fiber deposits more closely align with Surgical Solutions’ soft tissue management. The reclassification of SonicOne activity affected prior presentation of disaggregated revenue by business, which is detailed further in Note 13. Revenue recognition. The reclassification had no effect on previously reported total revenues, net loss, other comprehensive loss, stockholders’ equity or cash flows. Unless otherwise noted, all financial information in the consolidated financial statement footnotes reflects the Company’s results from continuing operations.
Segment reporting
The Company identifies a business as an operating segment if: (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), to make decisions about resources to be allocated to the segment and assess its performance; and (iii) it has available discrete financial information. The Company’s CODM is its President and Chief Executive Officer. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment.
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
2. Significant accounting policies
Recently issued accounting pronouncements not yet adopted
In addition to being both a smaller reporting company and an emerging growth company, the Company is an accelerated filer under SEC rules and regulations.
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
In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosures regarding income statement expense categories. The additional disclosures will further disaggregate relevant expense captions in tabular form within the notes to the consolidated financial statements because they include one or more expense categories such as: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. ASU 2024-03 also requires: (i) disclosure of certain amounts that are already required to be disclosed under current requirements in the same disclosure as the other disaggregation requirements; (ii) a qualitative description of the amount remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iii) disclosure of the total amount of selling expenses. In January 2025, the FASB issued Accounting Standards Update 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date, further defining that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within the annual reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2024-03 to determine the impact on the Company’s disclosures and plans to adopt ASU 2024-03 in the Company’s annual report on Form 10-K for the fiscal year ending December 31, 2027. The Company expects that further disaggregation of income statement captions will be necessary, which will be disclosed in the notes to the consolidated financial statements.
Accounting pronouncements recently adopted
In November 2023, the FASB issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting, which improves reportable segment disclosure requirements. ASU 2023-07 primarily enhances disclosures about significant segment expenses by requiring that a public entity disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. ASU 2023-07 also (i) requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment, and a description of its composition; (ii) requires that all annual disclosures are provided in the interim periods; (iii) clarifies that if the CODM uses more than one measure of profitability in assessing segment performance and deciding how to allocate resources, that one or more of those measures may be reported; (iv) requires disclosure of the title and position of the CODM and a description of how the reported measures are used by the CODM in assessing segment performance and in deciding how to allocate resources; (v) requires that an entity with a single segment provide all new required disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application. Early adoption is permitted. The amendments under ASU 2023-07 relate to financial disclosures and its adoption will not have an impact on the Company’s results of operations, financial position or cash flows. The Company adopted the provisions of ASU 2023-07 on December 31, 2024. Refer to Note 14. Segments for further details.

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
Effect of foreign currency
The assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. dollars at rates of exchange in effect at the close of their period end. Equity accounts are translated at their historical rates. Revenues and expenses are translated at the exchange rate on the transaction date. Translation gains and losses are accumulated within accumulated other comprehensive loss as a separate component of equity.
Foreign currency transaction gains and losses are included in other (income) expense on the consolidated statements of operations and other comprehensive loss. There was a gain of $1,306 and $351 for the years ended December 31, 2024 and December 31, 2023, respectively, and a loss of $250 for the year ended December 31, 2022.
Comprehensive loss
Comprehensive loss consists of two components: net loss and other comprehensive loss, which refers to gains and losses that are recorded under U.S. GAAP as an element of stockholders’ equity and is excluded from net loss. The Company’s other comprehensive loss consists of a defined benefit plan adjustment and foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency.

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
Derivatives
The Company has historically used derivative instruments to manage exposures to interest rates. Derivatives are recorded on the balance sheet at fair value at each balance sheet date and the Company does not designate whether the derivative instrument is an effective hedge. Changes in the fair values of derivative instruments are recognized in the consolidated statements of operations and comprehensive loss. The Company had entered, and may in the future enter, into derivative contracts related to its debt. Refer to Note 5. Financial instruments for further details regarding the Company’s derivatives.
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
Revenue recognition
Sale of Products
The Company derives revenue primarily from product sales in its (i) Pain Treatments portfolio, which includes osteoarthritic (“OA”) pain treatments, which are hyaluronic acid (“HA”), viscosupplementation therapies and peripheral nerve stimulation products, (ii) Surgical Solutions portfolio, which includes bone graft substitutes, tissue resection, ultrasonic bone cutting and sculpting systems and other surgical products, and (iii) Restorative Therapies portfolio, which includes minimally invasive fracture treatments and rehabilitation products. The Company sells product directly to healthcare institutions, patients, distributors and dealers. The Company also enters arrangements with pharmacy and health benefit managers that provide for privately negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products.
The Company recognizes revenue generally at a point in time upon transfer of control of the promised product to customers in an amount that reflects the consideration it expects to receive in exchange for those products. The Company excludes taxes collected from customers and remitted to governmental authorities from revenues.
Revenues are recorded at the transaction price, which is determined as the contracted price net of estimates of variable consideration resulting from discounts, rebates, returns, chargebacks, contractual allowances, estimated third-party payer settlements, and certain distribution and administration fees offered in customer contracts and other indirect customer contracts relating to the sale of products. The Company establishes reserves for the estimated variable consideration based on the amounts earned or eligible for claim on the related sales. Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company regularly reviews all reserves and updates them at the end of each reporting period as needed. There were no significant adjustments arising from the change in estimates of variable consideration for the years ended December 31, 2024, 2023 and 2022.

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
Contract assets
Contract assets consist of unbilled amounts resulting from estimated future royalties from an international distributor that exceeds the amount billed. Contract assets totaling $76 and $257 as of December 31, 2024 and 2023, respectively, are included in prepaid and other current assets on the consolidated balance sheets.
Contract liabilities
Contract liabilities consist of customer advance payments or deposits and deferred revenue. Occasionally for certain international customers, the Company requires payments in advance of shipping product and recognizing revenue resulting in contract liabilities. Contract liabilities were $1,679 and $2,347 as of December 31, 2024 and 2023, respectively, and are included in accrued liabilities on the consolidated balance sheets.
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
Contract costs
The Company applies the practical expedient of recognizing the incremental costs of obtaining contracts as an expense when incurred as the amortization period of the assets that the Company otherwise would have recognized is one year or less. These incremental costs include the Company’s sales incentive programs for the internal sales force and third-party sales agents as the compensation is commensurate with annual sales activities. These costs are included in selling, general and administrative expense on the consolidated statements of operations and comprehensive loss.
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
Business combinations
Accounting for acquisitions requires the Company to recognize separately from goodwill assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date, as well as contingent consideration where applicable, estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the consolidated statements of operations and comprehensive loss. Subsequent changes in the estimated fair value of contingent consideration are recognized in earnings in the period of change.

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
The Company recorded an impairment loss of $33,901 for the year ended December 31, 2024 within the U.S. reporting segment for net intellectual property attributable to the Company’s Advanced Rehabilitation Business, which includes products such as the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (BITS). The loss was recorded in impairment of assets within the consolidated statements of operations and comprehensive loss. Refer to Note 4. Acquisitions and divestitures for further information regarding the sale of advanced rehabilitation products and the impairment loss.
The Company recorded impairment losses during the year ended December 31, 2024 within the U.S. reporting segment for two right-of-use assets related to office and warehouse spaces. The Company ceased to use these assets during 2024, but has the intent and ability to sublease them. During the fourth quarter of 2024, the probability of subleasing the spaces declined due to continued market saturation and being closer to the end of these leases. The Company performed a recoverability analysis, concluding that the carrying value of the right-of-use assets exceeded the undiscounted future cash flows on potential subleases, triggering an impairment calculation. The Company utilized prices for similar assets in their respective markets and probability-based assumptions on future sublease opportunities to determine the fair value of the right-of-use assets. The carrying values of the right-of-use assets exceed their fair values, which resulted in a $2,456 loss recorded in impairment of assets within the consolidated statements of operations and comprehensive loss.
The Company recorded an impairment loss of $78,615 for the year ended December 31, 2023 in the U.S. reporting segment of net intellectual property attributable to the TheraSkin and TheraGenesis products, which were sold in May 2023. The loss was recorded in impairment of assets within the consolidated statements of operations and comprehensive loss. Refer to Note 4. Acquisitions and divestitures for further information regarding this impairment.
Except for the previously described impairments of intangibles, there were no other events, facts or circumstances for the years ended December 31, 2024, 2023 and 2022 that resulted in any impairment charges to the Company’s property, equipment, intangible or other long-lived assets.
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
Intangible assets
Finite-lived intangible assets were initially recorded at fair value upon acquisition and are amortized using the straight-line method over their estimated weighted average useful lives in years are as follows:

Weighted Average Useful Life
Intellectual property	19.4
Distribution rights	10.7
Developed technology	9.8

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
The Company has two reporting units and assesses impairment based upon qualitative factors and if necessary, quantitative factors. A reporting unit's fair value is determined using the income approach and discounted cash flow models by utilizing Level 3 inputs and assumptions such as future cash flows, discount rates, long-term growth rates, market value and income tax considerations. Specifically, the value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents the price estimated to be received in a sale of the reporting unit in an orderly transaction between market participants at the measurement date. The Company performs its annual goodwill impairment test on October 31. If the fair value of the reporting unit is less than its carrying value, the Company will recognize the difference as an impairment loss, which is limited to the amount of goodwill allocated to the reporting units. There were no goodwill impairment charges for the years ended December 31, 2024 and 2023.
On November 8, 2022, due to a significant decline in the Company’s Class A common stock, circumstances became evident that a possible goodwill impairment existed as of the third quarter balance sheet date. The Company concluded that the carrying value of the U.S. reporting unit exceeded its fair value. The Company recorded a non-cash goodwill impairment charge within the U.S. reporting unit for the year ended December 31, 2022. The impairment was recorded within impairment of assets on the consolidated statements of operations and comprehensive loss. Refer to Note 3. Balance sheet information for further details.
Software development costs
The Company capitalizes internal and external costs incurred to develop internal-use software during the application development stage for software design, configuration, coding and testing upon placing the asset in service and then amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed three years. The Company does not capitalize costs that are precluded from capitalization in authoritative guidance, such as preliminary project phase costs, training costs or data conversion costs. Capitalized software costs totaled $37,621 and $36,782 as of December 31, 2024 and 2023 and the related accumulated amortization totaled $33,324 and $28,040, respectively. Amortization expense was $5,578, $6,694 and $4,449 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Concentration of risk
The Company provides credit to its customers in the normal course of business. The Company does not require collateral or other securities to support customer receivables. Credit losses are provided for through allowances and have historically been materially within management’s estimates.
Certain suppliers provide the Company with product that results in a significant percentage of total sales for the years ended December 31 as follows:

	2024	2023	2022
Supplier A	31%	27%	25%
Supplier B	18%	17%	15%
Supplier C	7%	8%	10%
Supplier D	7%	7%	7%

Accounts payable to these significant suppliers at December 31 were as follows:

	2024	2023
Supplier A	$8,876	$5,839
Supplier B	$948	$535
Supplier C	$1,077	$940
Supplier D	$2,911	$1,417
Certain products provide the Company with a significant percentage of total sales for the years ended December 31 as follows:

	2024	2023	2022
Product A	31%	27%	25%
Product B	13%	14%	14%
Product C	18%	17%	15%
Product D	7%	8%	10%
Product E	7%	7%	7%
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
Equity-based compensation
The Company measures compensation cost for all share-based payments at fair value and recognizes this cost as compensation expense over the vesting period. The Company uses the Black-Scholes method to value options and the market price on the date of grant to value restricted stock. The Company utilizes the straight-line amortization method to recognize the expense associated with the awards with graded vesting terms. Compensation expense is included in selling, general and administrative expense and research and development expense on the consolidated statement of operations and comprehensive loss based upon the classification of the employees who were granted the awards.
Advertising costs
Advertising costs include costs incurred to promote the Company’s business and are expensed as incurred and recorded as selling, general and administrative expense within the consolidated statement of operations and comprehensive loss. Advertising costs were $4,422, $3,853 and $5,203 for the years ended December 31, 2024, 2023 and 2022, respectively.
Research and development expense
Research and development expense consists primarily of employee compensation and related expenses as well as contract research organization services. Internal research and development costs are expensed as incurred. Research and development costs incurred by third parties are expensed as the contracted work is performed.
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
Earnings per share
Basic earnings per share is calculated using net income or loss attributable to Bioventus Inc. Class A common stockholders, divided by the weighted-average Class A common stock outstanding. Diluted earnings per share is calculated using net income attributable to Bioventus Inc. Class A common stockholders, divided by the weighted average Class A common stock outstanding adjusted for the effect of granted stock awards determined to be dilutive under the treasury stock method.
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
Accounts receivable, net of allowances, consisted of the following as of December 31:

	2024	2023
Accounts receivable	$130,257	$127,008
Less: Allowance for credit losses	(2,864)	(4,219)
	$127,393	$122,789
Due to the short-term nature of its receivables, the estimate of expected credit losses is based on aging of the account receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base with no single customer representing ten percent or more of sales. The Company had one customer representing approximately 20.4% and 16.0% of the accounts receivable balance as of December 31, 2024 and 2023, respectively. Historically, the Company’s reserves have been adequate to cover credit losses.
Changes in credit losses were as follows for the years ended December 31:

	2024	2023
Beginning balance	$(4,219)	$(7,022)
Benefit for expected credit losses	434	1,103
Write-offs	4,334	2,827
Recoveries	(3,640)	(1,557)
Disposals	227	430
Ending balance	$(2,864)	$(4,219)

Inventory
Inventory consisted of the following as of December 31:

	2024	2023
Raw materials and supplies	$22,098	$21,062
Finished goods	70,377	70,271
	$92,475	$91,333
Property and equipment, net
Property and equipment consisted of the following as of December 31:

	2024	2023
Computer equipment and software	$41,355	$37,860
Demonstration and consignment inventory	9,695	9,341
Leasehold improvements	4,095	3,763
Furniture and fixtures	4,586	4,163
Finance leases	15,737	15,737
Machinery and equipment	1,461	2,180
Assets not yet placed in service	269	4,065
	77,198	77,109
Less accumulated depreciation	(50,186)	(40,504)
	$27,012	$36,605
Depreciation expense from continuing operations was $10,533, $12,121 and $5,688 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company incurred a $2,038 disposal loss on fixed assets during the year ended December 31, 2023 as a result of the integration of acquisitions. The loss is recorded in loss on disposals within the consolidated condensed statements of operations and other comprehensive loss.

Goodwill
The Company’s goodwill totaled $7,462 as of December 31, 2024 and 2023, which fully resides within the International business segment. Accumulated impairment charges totaled $189,197 as of December 31, 2024, resulting from a significant decline in the Company’s Class A common stock during the year ended December 31, 2022. The non-cash goodwill impairment charge was recorded within the United States reporting unit, of which $124,697 was recorded in the impairment of assets and $64,500 in loss on discontinued operations, net of tax within the consolidated statements of operations and comprehensive loss.
Intangible assets, net
Intangible assets consisted of the following as of December 31:

	2024	2023
Intellectual property(a)(b)	$626,007	$677,258
Distribution rights	61,325	61,325
Customer relationships	57,700	57,950
IPR&D	5,500	5,500
Developed technology and other	13,998	13,998
Total carrying amount	764,530	816,031
Less accumulated amortization:
Intellectual property(a)(b)	(237,829)	(218,031)
Distribution rights	(54,280)	(49,301)
Customer relationships	(57,700)	(57,950)
Developed technology and other	(8,486)	(7,521)
Total accumulated amortization	(358,295)	(332,803)
Intangible assets, net before currency translation	406,235	483,228
Currency translation	(1,506)	(878)
	$404,729	$482,350
(a)The Company recorded an impairment loss of $33,901 for the year ended December 31, 2024 within the U.S. reporting segment relating to the net intellectual property solely attributable to the Company’s Advanced Rehabilitation Business. The loss was recorded in impairment of assets within the consolidated statements of operations and comprehensive loss. Refer to Refer to Note 4. Acquisitions and divestitures for further details regarding businesses held for sale.
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
Amortization expense from continuing operations related to intangible assets was $39,022, $45,244 and $55,715 for the years ended December 31, 2024, 2023 and 2022, respectively, of which $24,841, $23,848 and $20,975 are included in ending inventory at December 31, 2024, 2023 and 2022, respectively. Estimated amortization expense for the years ended December 31, 2025 through 2029 is expected to be $37,445, $33,886, $33,535, $32,728 and $29,914, respectively.

Accrued liabilities
Accrued liabilities consisted of the following as of December 31:

	2024	2023
Gross-to-net deductions	$66,405	$59,592
Bonus and commission	32,647	19,437
Compensation and benefits	7,598	9,709
Accrued interest	5,324	6,606
Income and other taxes	3,868	4,749
Other liabilities	20,037	19,702
	$135,879	$119,795
4. Acquisitions and divestitures
Advanced Rehabilitation Business
On September 30, 2024, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with a third-party purchaser to sell certain products within its advanced rehabilitation business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (“BITS”) (collectively, the “Advanced Rehabilitation Business”).
The Company evaluated the Advanced Rehabilitation Business for impairment due to its divestiture. As a result of this evaluation, the Company recorded impairments totaling $33,901 for the year ended December 31, 2024 under the U.S. reporting segment within the consolidated condensed statements of operations and comprehensive loss. The impairment losses reduced the intangible assets of the Advanced Rehabilitation Business to reflect their respective fair values less any costs to sell. The fair value of its intangibles was based on the consideration agreed to with the purchaser for the Advanced Rehabilitation Business.
On December 31, 2024, the Company closed the sale of the Advanced Rehabilitation Business and received $24,678 at closing, net of transactional fees, subject to a post-closing adjustment for net working capital. The Company may also receive an aggregate of $20,000 in potential earn-out payments, which are based on the achievement of certain revenue and financial metric thresholds in respect to sales of products from the Advanced Rehabilitation Business during the 2025 and 2026 fiscal years. The Company had incurred $2,500 in transactional fees resulting from the divestiture of the Advanced Rehabilitation Business.
The Advanced Rehabilitation Business was considered non-core and required additional research and development expenditures to achieve its next stage of growth. The sale of the Advanced Rehabilitation Business is expected to enhance the Company’s strategic focus on its remaining businesses and improve liquidity, as the proceeds, net of transactional fees, were used to pay $20,000 in long-term debt obligations. Refer to Note 5. Financial instruments for further information regarding the Company’s outstanding long-term debt obligations.
Wound Business
On May 22, 2023, the Company closed the sale of certain assets within its Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business” or the “Disposal Group”), for potential consideration of $84,675, including $34,675 at closing, $5,000 deferred for 18 months and up to $45,000 in potential earn-out payments, which are based on the achievement of certain revenue thresholds by the purchaser of the Wound Business for sales of the TheraSkin and TheraGenesis products during the 2024, 2025 and 2026 fiscal years. The Company received the deferred payment in November 2024, which was used to pay $5,000 of long-term debt obligations.
The Company incurred $3,880 in transactional fees resulting from the sale of the Wound Business. The loss resulting from the deconsolidation of the Disposal Group totaled $1,539 for the year ended December 31, 2023 and was recorded in loss on disposals within the consolidated statements of operations and comprehensive loss. The Company used the proceeds from the sale of its Wound Business to prepay $30,000 of long-term debt obligations. Refer to Note 5. Financial Instruments for further details regarding the Company’s outstanding long-term debt obligations.

The Company evaluated the Wound Business for impairment prior to its sale and recorded a $78,615 impairment within the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023 as a result of this evaluation to reduce the intangible assets of the Disposal Group to reflect their respective fair values less any costs to sell. The fair value of the Disposal Group’s intangibles was determined based on the consideration received for the Wound Business.
CartiHeal (2009) Ltd.
On July 12, 2022, the Company completed the acquisition of 100% of the remaining shares in CartiHeal (2009) Ltd. (“CartiHeal”), in which the Company previously held an equity interest. CartiHeal is a privately held company headquartered in Israel and the developer of the proprietary Agili-C implant for the treatment of joint surface lesions in traumatic and osteoarthritic joints. The acquisition of CartiHeal involved an aggregate purchase price of approximately $315,000 and an additional $135,000, payable after closing upon the achievement of a certain sales milestone (“CartiHeal Contingent Consideration”). The Company paid $100,000 of the aggregate purchase price upon closing, deferred $215,000 (the “Deferred Amount”) of the aggregate purchase price otherwise due at closing and paid $8,622 in transaction-related fees and expenses. The Deferred Amount was to be paid in five tranches based upon certain medical and research achievements and was subject to an 8.0% annual interest rate.
On February 13, 2023, the first tranche of the Deferred Amount plus applicable interest became due. The Company subsequently entered into a settlement agreement (the “Settlement Agreement”) with Elron Ventures Ltd. (“Elron” and together with the Company, the “Parties”) as representative of CartiHeal’s selling securityholders (collectively, the “Former Securityholders”). Pursuant to the Settlement Agreement, Elron, on behalf of the Former Securityholders, agreed to forbear from initiating any legal action or proceedings relating to non-payment of any obligations arising under the previously entered into Option and Equity Purchase Agreement with CartiHeal (the “Option Agreement”) during a period of 30 calendar days (the “Interim Period”) in exchange for (i) a one-time non-refundable amount of $10,000 and (ii) a one-time non-refundable payment of $150 to Elron to be used in accordance with the expense fund provisions under the Option Agreement. The Interim Period expired on March 29, 2023 and the Company did not exercise its right to extend the Interim Period as the Company was not able to find a financing solution to fund the payment obligations under the Option Agreement on terms the Company believed to be favorable to it and its shareholders. In addition, the Parties mutually released any further claims under the Option Agreement and related transaction documents, including without limitation a release by the Former Securityholders of any rights to enforce the provision of the Option Agreement or make further monetary claims against the Company and/or its respective affiliates and representatives. The release of obligations includes liabilities associated with the Deferred Amount and CartiHeal Contingent Consideration.
The Company transferred 100% of its shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the Former Securityholders pursuant to the Settlement Agreement. The Company had no ownership interest and no voting rights during the Interim Period. Accordingly, the Company concluded that upon execution of the Settlement Agreement, the Company ceased to control CartiHeal for accounting purposes, and therefore, deconsolidated CartiHeal effective February 27, 2023. CartiHeal was part of the Company’s International reporting segment. The Company treated the deconsolidation of CartiHeal as a discontinued operation. The loss upon disposal was $60,639 and was recorded within discontinued operations, net of tax within the consolidated statements of operations and comprehensive loss. The loss on disposal is comprised of the book value of CartiHeal’s net assets at the time of disposal, goodwill attributable to CartiHeal and the previously discussed non-refundable payments made to Elron.
Other
On August 23, 2021, the Company purchased shares of Trice Medical, Inc.’s (“Trice”) Series D Preferred Stock for $10,000, representing an 8.4% ownership interest of its fully diluted shares. Trice is a privately held company that develops and markets minimally invasive technologies for sports medicine and orthopedic surgical procedures and it did not have a readily determinable fair value. The investment in Trice was recorded at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. In December 2022, the Company recognized an impairment of $10,285 representing its entire ownership interest due to Trice’s liquidity situation. The impairment was recorded within other (income) expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

5. Financial instruments
Long-term debt consisted of the following as of December 31:

	2024	2023
Amended Term Loan due October 2026 (9.26% at December 31, 2024)	$337,864	$382,448
Revolver due October 2025 (9.26% at December 31, 2024)	—	15,000
Less:
Current portion of long-term debt	(27,339)	(27,848)
Unamortized debt issuance cost	(1,147)	(917)
Unamortized discount	(1,090)	(1,685)
	$308,288	$366,998
Amended Term Loan
On December 6, 2019, the Company entered into a Credit and Guaranty Agreement (the “2019 Credit Agreement”) that was comprised of a $200,000 term loan (“Original Term Loan”) and a $50,000 revolving facility (the “Revolver”). The Company amended the 2019 Credit Agreement on August 29, 2021, and then again on October 29, 2021 in connection with the acquisition of Misonix, Inc. in which the Company prepaid $80,000 on the Original Term Loan. The 2019 Credit Agreement, as amended, subsequent to the prepayment, was comprised of a $360,750 term loan (“Term Loan”) and the Revolver.
On July 11, 2022, the Company further amended the 2019 Credit Agreement in conjunction with the acquisition of CartiHeal. Pursuant to that amendment, an $80,000 term loan facility (the “July 2022 Term Loan” and, together with the Term Loan, the “Term Loan Facilities”) was extended to the Company to be used for: (i) the financing of the acquisition of CartiHeal; (ii) the payment of related fees and expenses; (iii) repayment of the draws made on the Revolver; and (iv) working capital needs and general corporate purposes of the Company, including without limitation for permitted acquisitions.
The Company was not in compliance with certain financial covenants as of December 31, 2022. As a result, on March 31, 2023, the Company entered into another amendment to the 2019 Credit Agreement to, among other things, modify certain financial covenants, waive the noncompliance at December 31, 2022, and to modify interest rates applicable to borrowings under the 2019 Credit Agreement.
On January 18, 2024 (the “Closing Date”), the Company further amended the 2019 Credit Agreement (collectively, with the August 2021, October 2021, July 2022 and March 2023 amendments, the “Amended 2019 Credit Agreement”), to further modify certain financial covenants under the 2019 Credit Agreement. The Company was in compliance as of December 31, 2024 and 2023 with the financial covenants as stated within the 2019 Credit Agreement then in effect.
The Term Loan Facilities matures on October 29, 2026 (“Maturity”). The Revolver matures on October 29, 2025.
Secured overnight financial rate (“SOFR”) loans and base rate loans had a margin of 3.25% and 2.25%, respectively, subsequent to July 11, 2022 and prior to the Closing Date. Subsequent to the March 31, 2023 amendment, SOFR loans and base rate loans had a margin of 4.25% and 3.25%, respectively. All obligations under the Amended 2019 Credit Agreement are guaranteed by the Company and certain wholly owned subsidiaries where substantially all the assets of the Company collateralize the obligations.
The Amended 2019 Credit Agreement contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of Bioventus LLC’s equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of assets of Bioventus LLC and its subsidiaries, as well as limitations on making changes to the business and organizational documents of Bioventus LLC and its subsidiaries. Financial covenant requirements include (i) a maximum debt leverage ratio of not greater than 4.50 to 1.00 for the testing period ending December 31, 2024, 4.25 to 1.00 for the testing period ending March 31, 2025, 4.00 to 1.00 for the testing period ending June 30, 2025 and at the end of each testing period occurring thereafter, and beginning on March 31, 2025, to be subject to a temporary increase to 4.50 to 1.00 upon certain events; and (ii) an interest coverage ratio not less than 2.00 to 1.00 for the testing period ending December 31, 2024, 2.00 to 1.00 for the testing period ending March 31, 2025, 2.25 to 1.00 for the testing period ending June 30, 2025, 2.50 to 1.00 for the testing period ending September 30, 2025 and 3.00 to 1.00 for the testing period ending December 31, 2025 and each testing period thereafter. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to October 29, 2025, the Company will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10,000 as of the end of each calendar month during such period.

The January 2024 amendment had deferred financing costs of $1,180, of which $325 was expensed and $855 was capitalized. The March 2023 amendment had deferred financing costs of $3,661, of which $1,617 was expensed and $2,044 was capitalized. There were no losses on debt refinancing and modification as a result of either the January 2024 or March 2023 amendments. Deferred financing costs expensed resulting from the amendments were recorded in selling, general and administrative expense within the consolidated statements of operations and other comprehensive loss and amounts capitalized were recorded primarily in long-term debt, less current portion within the consolidated balance sheets.
As of December 31, 2024, $335,627 was outstanding on the Term Loan Facilities, net of original issue discount of $1,090 and deferred financing costs of $1,147. Capitalized deferred fees are amortized to interest expense on a straight-line basis over the term of the Term Loan Facilities, which approximates the effective interest method. The Company recorded $1,524, $1,706 and $853 for deferred cost amortization in interest expense for the years ended December 31, 2024, 2023 and 2022, respectively. Scheduled quarterly principal payments for the Term Loan Facilities are $5,301 in the third quarter of 2025, $22,038 in the fourth quarter of 2025, three quarterly payments of $11,019 during 2026 with a final payment of $277,469 at Maturity. Contractual maturities of long term debt for the next two years are as follows: 2025—$27,339 and 2026—$310,525.
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
The estimated fair value of the Term Loan Facilities was $338,708 as of December 31, 2024. The fair value of these obligations was determined based on the midpoint of the Bloomberg Valuation, as of December 31, 2024. This is classified as a Level 2 instruments within the fair value hierarchy.
Revolver
The Revolver was a five-year revolving credit facility, that was subsequently reduced to a four-year revolving credit facility in the Amended 2019 Credit Agreement, that includes revolving and swingline loans as well as letters of credit (“LOC”) and, inclusive of all, cannot exceed $40,000 at any one time. The Revolver’s capacity was reduced $5,000 on December 31, 2023 and June 30, 2024 in accordance with the Amended 2019 Credit Agreement. LOCs are available in an amount not to exceed $7,500. Revolving loans are due at the earlier of termination or Maturity. Swingline loans are available as BR interest rate option loans only and must be outstanding for at least five days. Swingline loans are due the fifteenth or last day of a calendar month or Maturity whichever is earlier. As of December 31, 2024, the Company had three LOCs outstanding leaving approximately $37,800 available. The Revolver had no outstanding borrowings as of December 31, 2024 and $15.0 million at December 31, 2023.
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

The Revolver includes a commitment fee at 0.30% of the average daily amount of the available revolving commitment, assuming any swingline loans outstanding are zero. There were no swingline loans outstanding as of December 31, 2024. The fee is payable quarterly in arrears on the last day of the calendar quarters and at Maturity. The commitment fee rate is adjusted after the quarterly financial statements are delivered to lenders based on the below pricing grid under the Amended 2019 Credit Agreement:

Leverage ratio	Commitment Fee Rate
≥ 2.50 to 1.00	0.30%
< 2.50 to 1.00	0.20%
Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Eurodollar revolving loans. A funding fee of 0.125% per year on the undrawn and unexpired amount of each LOC is payable as well. The fees are payable quarterly in arrears on the last day of the calendar quarters. The Company’s effective weighted average interest rate was 9.30% for all outstanding debt as of December 31, 2024. Cash paid for interest totaled $38,507, $32,470 and $18,043 for the December 31, 2024, 2023 and 2022, respectively.
Interest rate swap
The Company historically entered into interest rate swap agreements to limit its exposure to changes in the variable interest rate on its long-term debt. The Company had one non-designated interest rate swap agreement that was terminated on October 28, 2022 and subsequently received $7,738 upon its termination. The swap was carried at fair value on the balance sheet with changes in fair value recorded as interest income or expense within the consolidated statements of operations and comprehensive loss. Net interest income of $6,396 was recorded related to the change in fair value of the interest rate swap for the year ended December 31, 2022.
6. Fair value measurements
There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 or Level 2 inputs at December 31, 2024 and 2023. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	December 31, 2024		December 31, 2023
	Total	Level 3	Total	Level 3
Liabilities:
Current portion of contingent consideration	$19,573	$19,573	$—	$—
Contingent consideration	—	—	18,150	18,150
Total liabilities:	$19,573	$19,573	$18,150	$18,150
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

Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table resulted from the acquisition of Bioness, Inc. (“Bioness”) on March 30, 2021 and is comprised of future earn-out payments contingent upon the achievement of certain research and development projects as well as sales milestones related to Bioness products. Contingent consideration resulting from the acquisition of Bioness includes maximum earn-out payments of $50,000 as follows: (i) $20,000 for meeting net sales targets for certain implantable products over a three year period ending on June 30, 2025 at the latest; (ii) up to $10,000 for meeting net sales milestones for certain implantable products over a three year period ending on June 30, 2025 at the latest; and (iii) $20,000 for maintaining Centers for Medicare & Medicaid Services coverage and reimbursement for certain products at specified levels as of December 31, 2024. The Company met criteria (iii) as of December 31, 2024 and will make the related payment in the first half of fiscal year 2025.
Contingent consideration is adjusted quarterly based upon the passage of time or the anticipated success or failure of achieving certain milestones. Changes in contingent consideration related to the Bioness Acquisition totaled $1,423, $719 and $1,102 for the years ended December 31, 2024, 2023 and 2022, respectively, and were recorded as the change in fair value of contingent consideration within the consolidated statements of operations and comprehensive loss.
7. Equity-based compensation
2021 Plan
The Company operates an equity-based compensation plan (“2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), other stock-based awards, and cash awards (collectively, “Awards”). As of December 31, 2024, 19,564,333 shares of Class A common stock were authorized to be awarded and 9,383,955 shares were available for 2021 Plan Awards.
2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of December 31, 2024, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 69,050 shares were available for Retention Awards.
Activity under the Plans
Expense
Equity-based compensation expense for Awards granted under the Plans and inducement awards for the years ended December 31, 2024, 2023 and 2022 totaled $9,613, $2,370 and $17,114, respectively. The expense is primarily included in selling, general and administrative expense with a nominal amount in research and development expense on the consolidated statements of operations and comprehensive loss based upon the classification of the employee. There were no income tax benefits related to equity-based compensation expense for the years ended December 31, 2024 and 2023. Income tax benefits totaled $2,951 related to compensation expense for the year ended December 31, 2022.
Restricted Stock Units
During the years ended December 31, 2024 and 2023, the Company granted time-based RSUs which vest at various dates through December 4, 2027. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to the RSUs totaled $4,930 at December 31, 2024, and is expected to be recognized over a weighted average period of approximately 3.31 years.

A summary of the RSU award activity for the years ended December 31, 2024 and 2023 are as follows (number of units in thousands):

	Number of units	Weighted-average grant- date fair value per unit
Unvested at December 31, 2022	1,189	$11.96
Granted	2,067	2.34
Vested	(641)	8.74
Forfeited or canceled	(549)	8.53
Unvested at December 31, 2023	2,066	4.51
Granted	2,563	5.66
Vested	(1,839)	4.45
Forfeited or canceled	(378)	5.74
Unvested at December 31, 2024	2,412	$5.52
Stock Options
During the years ended December 31, 2024 and 2023, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the years ended December 31, 2024 and 2023 are shown in the following table:

	2024	2023
Risk-free interest rate	3.9% - 4.3%	3.5% - 4.7%
Expected dividend yield	—%	—%
Expected stock price volatility	36.1% - 38.2%	35.2% - 36.4%
Expected life of stock options (years)	6.25	5.50 - 6.25
The weighted-average grant date fair value of options granted during the year ended December 31, 2024 was $2.36 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $2,832 at December 31, 2024, and is expected to be recognized over a weighted average period of approximately 3.97 years.
A summary of stock option activity is as follows for the years ended December 31, 2024 and 2023 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1)
Outstanding at December 31, 2022	8,910	$11.65	7.74	$3
Granted	1,226	1.28
Exercised	(67)	2.68
Forfeited or canceled	(5,722)	11.80
Outstanding at December 31, 2023	4,347	8.68	7.31	$4,383
Granted	1,835	5.42
Exercised	(422)	7.18
Forfeited or canceled	(1,131)	9.26
Outstanding at December 31, 2024	4,629	7.73	7.14	$17,049
Exercisable and vested at December 31, 2024	1,816	$10.29	4.95	$1,624
(1)    The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the consolidated balance sheets and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Class A common stock.

Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of December 31, 2024, the aggregate number of shares reserved for issuance under the ESPP was 1,289,837. A total of 229,767, 516,976 and 279,000 shares were issued and $445, $352 and $471 of expense was recognized during the years ended December 31, 2024, 2023 and 2022, respectively.
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
Company contributions totaled $6,715, $5,836, and $6,407 for all global plans during the years ended December 31, 2024, 2023 and 2022, respectively. The expense is included in cost of sales, selling, general and administrative expense and research and development expense on the consolidated statement of operations and comprehensive loss based upon the classification of the employee.
8. Stockholders’ equity
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

Noncontrolling interest
In connection with any redemption pursuant to the BV LLC Agreement, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the years ended December 31, 2024 and 2023. The following table summarizes the ownership interest in BV LLC as of December 31 (number of units in thousands):

	2024		2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	65,758	80.6%	63,267	80.0%
Continuing LLC Owner	15,787	19.4%	15,787	20.0%
Total	81,545	100.0%	79,054	100.0%
9. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock (amounts in thousands, except share and per share data) for the years ending December 31:

	2024	2023	2022
Numerator:
Net loss from continuing operations	$(43,833)	$(121,196)	$(144,651)
Net loss attributable to noncontrolling interests — continuing operations	10,291	24,458	40,732
Net loss attributable to Bioventus Inc. Class A common stockholders — continuing operations	$(33,542)	$(96,738)	$(103,919)

Numerator:
Net loss from discontinued operations	$—	$(74,429)	$(68,740)
Net loss attributable to noncontrolling interests — discontinued operations	—	14,937	13,955
Net loss attributable to Bioventus Inc. Class A common stockholders — discontinued operations	$—	$(59,492)	$(54,785)

Denominator:
Weighted-average shares of Class A common stock outstanding - basic and diluted	64,547,474	62,647,554	61,389,107

Net loss per share of Class A common stock, from continuing operations, basic and diluted	$(0.52)	$(1.54)	$(1.70)
Net loss per share of Class A common stock, from discontinued operations, basic and diluted	—	(0.95)	(0.89)
Net loss per share of Class A common stock, basic and diluted	$(0.52)	$(2.49)	$(2.59)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion for the years ending December 31:

	2024	2023	2022
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737	15,786,737
Stock options	2,289,436	5,860,516	7,679,780
RSUs	11,052	595,030	710,807
Total	18,087,225	22,242,283	24,177,324
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
The Company’s prior restructuring plans adopted in 2021 and 2022 focused on aligning its organizational and management cost structure to improve profitability and cash flow, reduce headcount and consolidate facilities. These plans have been completed. There was a restructuring expense reversal of $52 during the year ended December 31, 2024 primarily due to employee transitions associated with the sale of the Advanced Rehabilitation Business. Restructuring expenses totaled $840 and $6,779 during the years ended December 31, 2023 and 2022, respectively.
The Company’s restructuring charges and payments for plans related to businesses acquired comprised of the following:

	Employee severance and temporary labor costs	Other charges	Total
Balance at December 31, 2022	$3,760	$—	$3,760
Expenses incurred	648	192	840
Payments made	(3,092)	(192)	(3,284)
Balance at December 31, 2023	1,316	—	1,316
Expense reversal	(52)	—	(52)
Payments made	(1,139)	—	(1,139)
Balance at December 31, 2024	$125	$—	$125
11. Income taxes
Bioventus Inc. is the sole managing member of BV LLC, which is treated as a partnership for income tax purposes. As a partnership, BV LLC is not subject to United States federal and certain state and local income taxes. Any taxable income or loss generated by BV LLC is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. The components of loss before income taxes for the years ended December 31 are as follows:

	2024	2023	2022
United States	$(59,448)	$(125,676)	$(187,571)
International	10,322	4,565	(1,454)
Loss before income taxes - continuing operations	$(49,126)	$(121,111)	$(189,025)

The provision for income taxes on operations consists of the following for the years ended December 31:

	2024	2023	2022
Current:
United States federal	$(1,295)	$(734)	$2,092
United States state and local	(152)	2,085	(96)
International	1,548	1,111	296
Total current	101	2,462	2,292

Deferred:
United States federal	(4,377)	(2,881)	(38,678)
United States state and local	(1,017)	(1,951)	(7,897)
International	—	2,455	(91)
Total deferred	(5,394)	(2,377)	(46,666)
Total income tax (benefit) expense - continuing operations	$(5,293)	$85	$(44,374)
Cash paid for income taxes totaled $1,341, $2,955 and $1,518 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s investment in foreign subsidiaries continues to be indefinite in nature; however, the Company may periodically repatriate a portion of these earnings to the extent that it does not incur significant additional tax liability.
The differences between the effective income tax rate and the federal statutory income tax rates for the years ended December 31 are as follows:

	2024	2023	2022
U.S. statutory federal corporate income tax rate	21.0%	21.0%	21.0%
Noncontrolling interest	(7.3)	(6.6)	(6.4)
LLC flow-through structure	11.9	15.7	5.4
Non-deductible expenses	(2.2)	(1.1)	—
State and local income taxes, net of federal benefit	2.2	0.2	4.2
Change in valuation allowance	(17.6)	(29.1)	(0.4)
Research and other tax credits	0.8	0.5	0.3
Organizational Transactions	—	—	(0.6)
Uncertain tax positions	3.1	1.1	(0.9)
Foreign rate differential	(0.6)	(0.2)	—
GAAP impairment	—	—	(3.5)
Stock compensation	0.7	(4.0)	—
Other	(1.2)	2.4	4.4
Effective income tax rate	10.8%	(0.1%)	23.5%

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes were as follows:

	2024	2023
Deferred tax assets:
Capital loss carryforward	$18,440	$17,407
Interest	18,692	13,374
Net operating losses and tax credit carryforwards	9,224	10,792
Tax credits	1,381	1,567
Investment in Bioventus LLC	7,362	1,221
Transaction costs	711	975
Stock-based compensation	283	947
Research & Development	50	69
Fixed assets	—	18
Accrued liabilities	10	7
Other	467	470
Gross deferred tax asset	56,620	46,847
Valuation allowance	(51,875)	(46,007)
Total deferred tax assets	4,745	840
Deferred income tax liabilities:
Intangibles	564	2,053
Gross deferred income tax liabilities	564	2,053
Net deferred tax (asset) liability	$(4,181)	$1,213
The Company considered many factors when assessing the likelihood of future realization of these deferred tax assets, including expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors. The net change in the valuation allowance was $5,868. The valuation allowance at December 31, 2024 is primarily against NOLs, interest carryover and capital loss carryforward. The valuation allowance at December 31, 2023 principally relates to recognizing a full valuation allowance against foreign NOLs.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires companies to amortize such expenditures over five or fifteen years for tax purposes, depending on whether the activities were incurred in the United States or outside of the United States. This change resulted in an increase to gross deferred tax assets and cash tax liabilities in 2023 and 2024.
As of December 31, 2024, the Company had approximately $33,720 in U.S. federal NOL carryforwards and $1,153 in federal tax credits. Certain US federal NOL carryforwards begin to expire in 2031, while others were generated after the enactment of the Tax Cuts and Jobs Act (the “Act”) and as such do not expire, but can only be utilized to offset up to 80% of taxable income in any given year. The federal tax credits start to expire at various dates beginning in 2026. As of December 31, 2024, the Company had approximately $51,313 in state NOL carryforwards and $354 in state tax credits. If not utilized, some state NOL carryforwards will expire at various dates beginning in 2025.
The Company evaluated its tax positions and had unrecognized tax benefits of $3,735 and $4,725 as of December 31, 2024 and 2023, respectively. The Company had $1,508 and $2,047 accrued for payment of interest and penalties as of December 31, 2024 and 2023, respectively. If the $3,735 of unrecognized tax benefit is recognized, it would not impact the effective tax rate due to the valuation allowance on the Company's net U.S. deferred tax assets. The Company does expect a material decrease of approximately $2,334 in the twelve months following December 31, 2024 in its uncertain tax positions due to various statute expirations during 2025.
The Company files U.S. federal income tax returns as well as income tax returns in many United States and foreign jurisdictions. In general, the tax years 2021 - 2024 remain open to examination by the major jurisdictions in which the Company is subject to tax.

A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31:

	2024	2023
Beginning of the period	$4,725	$5,883
Additions for current year tax positions	456	142
Expiration of statutes	(1,446)	(1,300)
End of the period	$3,735	$4,725
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
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of December 31, 2024, the Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
12. Commitments and contingencies
Leases
The Company determines if an arrangement is a lease at inception. The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from 1 month to 8.3 years. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used as a discount rate, based on the information available at the commencement date, in determining the present value of lease payments. Lease assets also include the impact of any prepayments made and are reduced by impact of any lease incentives.
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
The components of lease cost were as follows for the years ended December 31:

	2024	2023	2022
Operating lease cost	$3,404	$3,921	$4,557
Short-term lease cost(a)	883	840	691
Financing lease cost:
Amortization of finance lease assets	602	1,175	36
Interest on lease liabilities	866	823	4
Total lease cost	$5,755	$6,759	$5,288
(a)Includes variable lease cost and sublease income, which are immaterial.

Supplemental cash flow information and non-cash activity related to operating leases were as follows for the years ended December 31:

	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,619	$4,516	$4,374
Operating cash flows from financing leases	$866	$793	$5
Financing cash flows from finance leases	$758	$506	$53

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$761	$344	$4,792
Finance lease obligations	$—	$15,567	$—
Supplemental balance sheet and other information related to operating leases were as follows for the years ended December 31:

	2024	2023
Operating lease assets(a)	$6,506	$13,353

Operating lease liabilities - other current liabilities	$3,102	$4,057
Operating lease liabilities - other long-term liabilities	6,940	10,573
Total operating lease liabilities	$10,042	$14,630

Financing leases
Property, plant and equipment - net	$12,703	$14,279

Finance lease liabilities - other current liabilities	$815	$759
Finance lease liabilities - other long-term liabilities	9,571	10,386
Total financing lease liabilities	$10,386	$11,145

Weighted average remaining lease term (years):
Operating leases	3.1	3.8
Finance leases	8.3	9.3
Weighted average discount rate:
Operating leases	5.1%	4.7%
Finance leases	8.1%	8.1%
(a)     As previously discussed in Note 2. Significant accounting policies, the Company incurred an impairment of right-of-use assets totaling $2,456 during the year ended December 31, 2024.
Future maturities of operating and finance lease liabilities are as follows:

	Operating leases	Finance Leases
2025	$3,487	$1,617
2026	3,329	1,630
2027	2,659	1,662
2028	1,367	1,696
2029	10	1,730
Thereafter	—	6,021
Total undiscounted cash flows	10,852	14,356
Less imputed interest	(810)	(3,970)
Present value of future lease payments	$10,042	$10,386

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
Bioventus shareholder litigation
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina (the “Court”), Ciarciello v. Bioventus Inc., No. 1:23– CV – 00032-CCE-JEP (M.D.N.C. 2023). The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint seeks damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended consolidated complaint. In response to the defendants’ motion to dismiss, the lead plaintiff filed a second amended complaint on July 31, 2023. The defendants moved to dismiss the second amended complaint on August 21, 2023, which the Court granted in part and denied in part on November 6, 2023. The Court dismissed the plaintiff’s Securities Act claims, but allowed the plaintiff’s Exchange Act claims to proceed into discovery.
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court, and the Court preliminarily approved the Settlement Agreement on August 13, 2024. The Court entered judgment on December 18, 2024, granting final approval of the terms of the Settlement Agreement and dismissing all claims against the defendants, including the Company. The parties settled without any admission of liability or wrongdoing by any party. The settlement amount of $15,250, together with interest earned thereon, has been paid by the defendants and/or the defendant’s insurers. The Company incurred $13,802 of net shareholder litigation costs (including estimated settlement and reimbursement) during the year ended December 31, 2024 under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss.
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

On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et. al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the United States District Court for the District of Delaware granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, Case No.: 1:23-cv-01099-RGA. The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement, which the company expects to be in the form of governance reforms.
On July 31, 2024, another plaintiff filed a derivative complaint against certain of the Company’s current and former officers and directors, in which Bioventus is a nominal defendant only, in the United States District Court for the Middle District of North Carolina, captioned Vince v. Reali, No. 1:24-cv-006390CCEJEP (M.D.N.C. 2024). Like the Gorgan case, the Vince case asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On November 11, 2024, the defendants filed a motion to transfer the Vince case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation. On January 14, 2025, the Court granted the motion and transferred the Vince case to the District of Delaware. On February 14, 2025, the plaintiff requested voluntary dismissal of the Vince case without prejudice and the Court granted the request that same day.
On February 20, 2025, plaintiff Jeffrey Vince refiled a Verified Stockholder Derivative Complaint against certain of Bioventus’ current and former officers and directors, naming Bioventus as a nominal defendant only, in Delaware Chancery Court, captioned Jeffrey Vince v. Kenneth M. Reali et al., C.A. No. 2025-0192-LWW (Del. Ch.). Like his prior complaint, which he voluntarily dismissed, Vince asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. The Defendants have not yet been served.
On February 26, 2025, plaintiff James Bouchereau filed a Verified Stockholder Derivative Complaint against certain of Bioventus’s current and former officers and directors, naming Bioventus as a nominal defendant only, in Delaware Chancery Court, captioned James Bouchereau v. Kenneth M. Reali et al., C.A. No. 2025-___-___ (Del. Ch.). The complaint is identical to the Vince complaint and asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. The Defendants have not yet been served.
On February 6, 2025, purported stockholder Jae Hyung Jung served a litigation demand, requesting that the Board take action against certain directors and officers for alleged breaches of fiduciary duties, gross mismanagement, unjust enrichment, waste, aiding and abetting in connection with the same conduct at issue in the litigations. On February 7, 2025, the same purported stockholder, Jung, served a settlement demand, requesting that the Company adopt certain corporate governance reforms and agree to certain monetary payments. The Company has not yet responded to either demand.
The Company believes the claims alleged in the above derivative matters lack merit and intends to defend itself vigorously. Except as described above, the outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.
Other matters
On November 10, 2021, the Company entered into an asset purchase agreement for an HA product and made an upfront payment of $853. An additional payment of $853 was made in 2022 upon the transfer of certain seller customer data. If the Company is able to obtain a Medical Device Regulation Certification (“MDR Certification”) for the product, $1,707 (the “Milestone Payment”) will be paid to the seller within five days. On March 8, 2023, the parties amended the agreement under which the Milestone Payment was reduced to $1,418, of which $709 was recorded as an intellectual property intangible asset during 2023 and was paid on January 31, 2024. The remainder was due upon receipt of the MDR Certification for the product provided that it was obtained prior to December 31, 2024, which was not achieved. The asset purchase agreement was further amended in 2024 acknowledging the expectation that the MDR Certification would not be obtained. Pursuant to the amendment in 2024, the MDR Certification achievement criteria under the asset purchase agreement was extended for two years.

On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the years ended December 31, 2024, 2023 and 2022 totaled $18,764, $14,035 and $14,712, respectively. These royalties are included in cost of sales within the consolidated statements of operations and comprehensive loss.
As part of a supply agreement entered on February 9, 2016 and subsequently amended for the Company’s three-injection OA product, the Company is subject to annual minimum purchase requirements for 10 years. After the initial 10 years, the agreement will automatically renew for an additional 5 years unless terminated by the Company or the seller in accordance with the agreement.
As part of a supply agreement for the Company’s five-injection OA product that was amended and restated on December 22, 2020, the Company is subject to annual minimum purchase requirements for 8 years.
From time to time, the Company causes letters of credit (“LOCs”) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of December 31, 2024 the Company had three LOCs outstanding for $2,200 and as of December 31, 2023, the Company had three LOC outstanding for $2,200.
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
13. Revenue recognition
The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. Refer to Note 2. Significant accounting policies for further information regarding revenue recognition. As previously discussed in Note 1. Organization, SonicOne revenue was reclassified from Restorative Therapies to Surgical Solutions on a retrospective basis as its capabilities to remove devitalized or necrotic tissue and fiber deposits more closely align with Surgical Solutions’ soft tissue management. SonicOne revenue reclassified for the year ended December 31, 2023 and 2022 totaled $6,833 and $6,845, respectively, for the U.S. reporting segment and $299 and $281, respectively, for the International reporting segment. The Company had product sales to one customer totaling $59,742 primarily in the U.S. reporting segment during the year ended December 31, 2024, representing 10.4% of total net sales. There were no customers representing 10% or more of net sales during the years ended December 31, 2023 and 2022.
The following table presents the Company’s net sales disaggregated by major products within each segment as follows for the years ended December 31:

	2024	2023	2022
U.S.
Pain Treatments	$234,936	$197,954	$194,830
Surgical Solutions	167,706	141,888	133,052
Restorative Therapies	104,167	110,018	127,369
Total U.S. net sales	506,809	449,860	455,251

International
Pain Treatments	26,353	22,847	21,495
Surgical Solutions	21,549	19,715	15,232
Restorative Therapies	18,569	19,923	20,139
Total International net sales	66,471	62,485	56,866

Total net sales	$573,280	$512,345	$512,117

14. Segments
As previously discussed in Note 2. Significant accounting policies—Accounting pronouncements recently adopted, the Company adopted the provisions of ASU 2023-07, which required enhanced disclosures concerning significant segment expenses that are provided to the CODM and included within each measure of segment profit or loss. The Company identifies a business as an operating segment if (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the CODM and (iii) it has available discrete financial information. The Company’s CODM is its President and Chief Executive Officer, who uses Segment adjusted EBITDA to make decisions regarding the allocation of resources, assess performance and to develop annual budgets and forecasts.
The Company’s two operating segments are U.S. and International, which also represent its reportable segments. Both segments sell the Company’s portfolio of products to healthcare institutions, physicians, patients, distributors and dealers. The Company does not disclose segment information by asset, as the CODM does not review or use it to allocate resources or to assess the operating results and financial performance.
The following table presents segment adjusted EBITDA reconciled to loss before income taxes for the years ended December 31:

	December 31, 2024
	U.S.	International	Consolidated
Revenue	$506,809	$66,471	$573,280
Adjusted cost of sales(a)	118,985	24,188
Adjusted selling expense(b)	157,789	11,233
Adjusted marketing expense(b)	24,235	3,004
Adjusted general and administrative expense(b)	97,592	14,949
Adjusted research and development expense(c)	13,139	41
Adjusted other segment income(d)	(352)	(405)
Adjusted EBITDA	95,421	13,461	108,882
Reconciliation to loss before income taxes
Interest expense, net			(38,792)
Depreciation and amortization			(49,555)
Acquisition and related costs			(1,339)
Shareholder litigation costs			(13,802)
Restructuring and succession charges			57
Equity-based compensation			(10,058)
Financial restructuring costs			(351)
Impairments of assets			(36,357)
Loss on disposal of a business			(292)
Other items(e)			(7,519)
Loss before income taxes			$(49,126)

	December 31, 2023
	U.S.	International	Consolidated
Revenue	$449,860	$62,485	$512,345
Adjusted cost of sales(a)	109,889	25,760
Adjusted selling expense(b)	140,278	11,908
Adjusted marketing expense(b)	24,401	2,655
Adjusted general and administrative expense(b)	86,108	12,285
Adjusted research and development expense(c)	11,458	31
Adjusted other segment income(d)	(942)	(348)
Adjusted EBITDA	78,668	10,194	88,862
Reconciliation to loss before income taxes
Interest expense, net			(40,676)
Depreciation and amortization			(57,365)
Acquisition and related costs			(5,694)
Restructuring and succession charges			(2,331)
Equity-based compensation			(2,722)
Financial restructuring costs			(7,291)
Impairments of assets			(78,615)
Loss on disposal of a business			(1,539)
Other items(e)			(13,740)
Loss before income taxes			$(121,111)

	December 31, 2022
	U.S.	International	Consolidated
Revenue	$455,251	$56,866	$512,117
Adjusted cost of sales(a)	109,961	19,847
Adjusted selling expense(b)	147,772	11,291
Adjusted marketing expense(b)	30,161	2,667
Adjusted general and administrative expense(b)	93,565	10,397
Adjusted research and development expense(c)	18,326	33
Adjusted other segment (income) expense(d)	(1,047)	534
Adjusted EBITDA	56,513	12,097	68,610
Reconciliation to loss before income taxes
Interest expense, net			(12,021)
Depreciation and amortization			(55,398)
Acquisition and related costs			(21,731)
Restructuring and succession charges			(7,453)
Equity-based compensation			(17,585)
Impairment of assets			(10,285)
Impairment of goodwill			(124,697)
Other items(e)			(8,465)
Loss before income taxes			$(189,025)
(a)Adjusted cost of sales used in calculating segment Adjusted EBITDA excludes depreciation and amortization as well as the amortization of inventory step-up resulting from acquisitions.
(b)Adjusted selling, general and administrative expense used in the calculation of segment Adjusted EBITDA excludes certain acquisition and related costs, shareholder litigation costs, certain restructuring and succession charges, asset impairments, financial restructuring costs, equity-based compensation expense and other segment items—charges associated with strategic transactions, such as potential acquisitions or divestitures and transformative project to redesign systems and information processing projects.

(c)Adjusted research and development expense used in calculating segment Adjusted EBITDA excludes depreciation and amortization, equity-based compensation expense and other items—charges associated with the discontinuance of MOTYS and certain regulatory costs.
(d)Adjusted other segment (income) expense primarily consists of foreign currency transaction and remeasurement gains and losses and other certain nonrecurring items. Activity excluded for the year ended December 31, 2024 included previously unrealized foreign currency gains within the International segment resulting from the sale of the Advanced Rehabilitation Business. There were no excluded costs relating to other (income) expense during the year ended December 31, 2023. Costs excluded for the year ended December 31, 2022 included an impairment related to the investment in Trice Medical Inc. within the U.S. segment.
(e)Other items primarily include charges associated with strategic transactions, such as potential acquisitions or divestitures and a transformative project to redesign systems and information processing. During the year ended December 31, 2024, other items primarily consisted of divestiture costs related to the Company’s Advanced Rehabilitation Business, including transactional fees, transformative project costs and strategic transaction costs.
During the year ended December 31, 2023, other items mostly consisted of strategic transaction costs, transformative project costs, transition and severance costs and expenses related to the discontinuance of MOTYS.
During the year ended December 31, 2022, other items primarily consisted of costs related to the discontinuance of MOTYS, strategic transaction costs and public company preparation costs.
15. Discontinued operations
On February 27, 2023 the Company reached a Settlement Agreement with the Former Securityholders of CartiHeal that resulted in the transfer of 100% of the Company’s shares in CartiHeal to a Trustee. Refer to Note 4. Acquisitions and divestitures for further details concerning the CartiHeal Settlement Agreement and its deconsolidation from the Company’s financial statements. CartiHeal had no sales for the years ended December 31, 2023 and 2022.
The following table summarizes the major income and expense line items of these discontinued operations, as reported in the consolidated statements of operations for the years ended December 31:

	2023	2022
Selling, general and administrative expense	$1,728	$472
Research and development expense	396	2,087
Change in fair value of contingent consideration(a)	1,710	5,350
Depreciation and amortization(a)	4,264	11,405
Impairments of assets	—	64,500
Operating loss from discontinued operations	(8,098)	(83,814)
Interest expense, net(a)	4,889	13,774
Other expense (income)(b)	61,442	(22,714)
Other expense (income)	66,331	(8,940)
Loss before income taxes	(74,429)	(74,874)
Income tax benefit, net	—	(6,134)
Net loss from discontinued operations	(74,429)	(68,740)
Loss attributable to noncontrolling interest—discontinued operations	14,937	13,955
Net loss attributable to Bioventus Inc.—discontinued operations	$(59,492)	$(54,785)
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
In connection with the preparation and filing of this Annual Report, the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based upon this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that we maintained effective internal control over financial reporting as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
This Annual Report does not include an attestation report on our internal control over financial reporting of our registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.
Item 9B. Other Information.
During the quarter ended December 31, 2024, none of our directors or officers (as defined in rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
The following table sets forth information regarding our directors as of March 1, 2025:

Name	Age	Position(s)
Robert E. Claypoole	53	President, Chief Executive Officer and Director
William A. Hawkins	71	Director, Chairperson
John A. Bartholdson	54	Director
Patrick J. Beyer	59	Director
Philip G. Cowdy	57	Director
Mary Kay Ladone	58	Director
Michelle McMurry-Heath	55	Director
Guido J. Neels	76	Director
Guy P. Nohra	64	Director
Martin P. Sutter	69	Director
Susan M. Stalnecker	72	Director
Robert Claypoole joined Bioventus as our President, Chief Executive Officer and a director in January 2024. Please see Mr. Claypoole’s biography set forth in Part I, Item 1. Business—Information about our Executive Officers of this Annual Report. The Company’s Board of Directors (the “Board”) believes that Mr. Claypoole is well-qualified to serve on our Board considering the breadth of his experience across multiple global medical device markets and his extensive expertise in accelerating innovation, driving operational excellence, enhancing go-to-market strategies, and driving commercial execution and organizational effectiveness.
William A. Hawkins has served as a member of our Board since September 2020 and as Chairperson of our Board since September 2020. Mr. Hawkins is a Senior Advisor to EW Healthcare Partners, a leading private equity firm investing in life sciences. From October 2011 to July 2015, Mr. Hawkins served as President and Chief Executive Officer of Immucor, Inc., a leading provider of transfusion and transplantation diagnostic products worldwide. Prior to that, Mr. Hawkins served in positions of increasing responsibility at Medtronic, Inc., a prominent medical technology company, from January 2001 to June 2011, most recently serving as its Chief Executive Officer from November 2007 to June 2011. Mr. Hawkins served as President and Chief Executive Officer of Novoste Corporation, a global leader in the field of vascular brachytherapy, from 1988 to 2002 and has also held several senior leadership positions at American Home Products (now known as Wyeth, LLC), Johnson & Johnson, Guidant Corp. and Eli Lilly and Co. Mr. Hawkins served as a member of the board of managers of BV LLC from January 2016 until the time of our IPO. Mr. Hawkins also currently serves on the board of directors of Biogen Inc. and MiMedx Group Inc., each a public biopharmaceutical company; and Baebies, Inc., Cirtec Medical Corp., Enterra Medical and Virtue Labs, LLC, each a privately-held life science company. Mr. Hawkins serves on the compensation committee of Biogen and chairs the ethics and compliance committee of MiMedx. Mr. Hawkins previously served on the Board of Directors of Avanos Medical, Inc. from 2015 to April 2021 and Immunor, Inc. from 2015 to 2021. Mr. Hawkins served on the Duke University Board of Trustees from 2011 to 2023, where he held the position of Vice Chair, and was appointed Duke University Trustee Emeritus in 2023. Mr. Hawkins also previously served as the Chair of the Duke University Health System board of directors. He is currently a member of the board of directors of the North Carolina Biotechnology Center and the Focused Ultrasound Foundation Society. Mr. Hawkins holds a Master of Business Administration from the University of Virginia Darden School of Business and received a Bachelor of Science in electrical and biomedical engineering from Duke University. Mr. Hawkins was selected to serve on our Board because of his experience in and knowledge of the life science industry.

John A. Bartholdson was appointed as a member of our Board effective January 8, 2023. Mr. Bartholdson is the co-founder and has been a Partner of Juniper Investment Company, a private investment management firm that invests in publicly traded and private companies through concentrated ownership positions since its inception in 2007. Mr. Bartholdson has 25 years of experience leading and overseeing private and public equity investments. His experience includes extensive management oversight, service on multiple public and private company boards, and deep transactional expertise. Mr. Bartholdson presently serves as the Chairman of the board of directors of Lincoln Educational Services Corporation, a public company and a leading provider of career education and training services, and Theragenics Corporation, a private medical device company serving the surgical products and prostate cancer treatment markets. Previously, he served as a member of the board of directors of Obagi Medical Products, Inc., a public specialty pharmaceutical company, until its acquisition by Valeant Pharmaceuticals in 2013. In addition, Mr. Bartholdson has previously served on the board of directors of numerous private companies. Mr. Bartholdson was a Partner of Stonington Partners, where he worked from 1997 to 2011. Prior to that, he was an analyst at Merrill Lynch Capital Partners from 1992 to 1994. Mr. Bartholdson received his Bachelor of Arts from Duke University and his Master of Business Administration from Stanford Graduate School of Business. Mr. Bartholdson was selected to serve on our board because of his professional investor perspective on stockholder and related matters and his significant governance, finance, capital markets and transactional experience on multiple public and private company boards.
Patrick J. Beyer has served as a member of our Board since October 2021. Mr. Beyer was appointed President and Chief Executive Officer and a member of the board of directors of ConMed Corporation, a publicly held medical technology company, effective January 1, 2025. Prior to that, Mr. Beyer served as ConMed Corporation’s Chief Operation Officer from April 2024 to December 2024, and before that as its President International and Global Orthopedics from October 2020 to April 2024. He previously served as President of ConMed International from December 2014 to October 2020. Prior to joining ConMed, Mr. Beyer served as Chief Executive Officer of ICNet, a privately held infectious control software company from 2010 to 2014 when the company was sold. Prior to this, he spent 21 years at Stryker Corporation where he led Stryker Europe from 2005 to 2009; Stryker UK, South Africa and Ireland from 2002 to 2005 and Stryker Medical from 1999 to 2002. Mr. Beyer previously served on the board of directors of Misonix, Inc. from May 2021 to October 2021, where he was a member of its audit committee. Mr. Beyer graduated from Kalamazoo College with a Bachelor of Arts in Economics, Western Michigan University with a Master of Business Administration in Finance and Harvard Business School’s Advanced Management Program. Mr. Beyer was selected to serve on our Board because of his extensive experience in international healthcare markets, his service as a chief executive officer and his broad business and public company experience.
Philip G. Cowdy has served as a member of our Board since September 2020. Mr. Cowdy has served as the Chief Business Development and Corporate Affairs Officer for Smith & Nephew plc, a medical equipment manufacturing company, since 2018. Since joining Smith & Nephew plc in June 2008, he has also served as Executive Vice President of Business Development and Corporate Affairs, Head of Corporate Affairs and Strategic Planning, Group Director of Corporate Affairs and Director of Investor Relations. Prior to joining Smith & Nephew plc, Mr. Cowdy served as a Senior Director at Deutsche Bank for 13 years, providing corporate finance and equity capital markets advice to a variety of UK-based companies. Mr. Cowdy served as a member of the board of managers of BV LLC from January 2012 to October 2017 and again from July 2018 until the time of our IPO, and has served as a member of its Audit, Compliance and Quality Committee. Mr. Cowdy received his Bachelor of Science in Natural Sciences from Durham University (“UK”) and is a qualified chartered accountant. Mr. Cowdy was selected to serve on our Board because of his experience in the industry, his finance experience, and his knowledge of the Company.
Mary Kay Ladone has served as a member of our Board since July 2021. Ms. Ladone served as Senior Vice President, Corporate Development, Strategy and Investor Relations, of Hill-Rom Holdings, Inc. (“Hill-Rom”), a medical technology provider, from December 2018 to December 2021. Ms. Ladone previously served as Hill-Rom’s Vice President, Investor Relations, July 2016 to December 2018. Ms. Ladone served as Senior Vice President, Investor Relations, of Baxalta Inc. from 2015 to 2016 before joining Hill-Rom. Prior to Baxalta Inc., Ms. Ladone served in a variety of senior finance, business development and investor relations roles for Baxter International, Inc. Since March 2022, Ms. Ladone has also served on the board of directors of Inogen Inc., a publicly traded supplemental oxygen therapies provider, where she is a member of the audit and compensation committees. Ms. Ladone also serves on the board of directors of Kestra Medical Technologies, Inc., a privately held wearable medical device and digital healthcare company, where she has been the chair of the audit committee since September 2022, and of Novanta Inc., a publicly traded supplier of technology solutions service to medical and advanced industrial original equipment manufacturers since July 2024. Ms. Ladone holds a Bachelor of Arts in Finance and Economics from the University of Notre Dame. Ms. Ladone was selected to serve on our Board due to her significant finance and investor relations, talent management, and M&A experience at large healthcare companies.

Michelle McMurry-Heath, MD, PhD, has served as a member of our Board since January 2022. Dr. McMurry-Heath served as President and Chief Operating Officer of the Biotechnology Innovation Organization, a membership and advocacy organization focused on improving biotech research and applying biotech innovations to major healthcare challenges, from 2020 to 2022. Dr. McMurry-Health was previously with Johnson & Johnson (“J&J”) from 2014 to 2020, where she served as Global Head of Evidence Generation for Medical Device Companies and then Vice President of Global External Innovation and Global Leader for Regulatory Sciences. Prior to her time at J&J, Dr. McMurry-Heath was a key science policy leader in government, conducting a comprehensive analysis of the National Science Foundation’s policies, programs and personnel. President Obama then named her associate science director of the FDA’s Center for Devices and Radiological Health where she served from 2010 to 2014. From 2005 to 2010, Dr. McMurry-Heath was Director of the Health, Biomedical Science and Society Policy Program at the Aspen Institute. Dr. McMurry-Heath began her career as a Senior Policy Advisor for Senator Joseph Lieberman for Health, Social, and Biomedical Innovation Policy from 2001 to 2004. She later served as a Robert Wood Johnson Health and Society Scholar at the University of California, San Francisco and Berkeley from 2004 to 2005 and a Mcarthur Fellow, Global Health for the Council on Foreign Relations from 2004 to 2006. Dr. McMurry-Heath also serves on the Board of Directors at publicly traded Revvity Inc., the former life sciences and diagnostics business of the company previously known as PerkinElmer, where she is a member of the audit committee. Dr. McMurray-Heath received her M.D./Ph.D. in Immunology from Duke University’s Medical Scientist Training Program, becoming the first African American to graduate from the prestigious program, and her AB in Biochemistry from Harvard University. Dr. McMurry-Heath was selected to serve on our Board due to her significant policy, regulatory, commercial healthcare and advocacy experience.
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
Susan M. Stalnecker has served as a member of our Board since September 2020. Ms. Stalnecker has been a Senior Advisor at Boston Consulting Group, a global management consulting firm, since March 2016. Ms. Stalnecker served as Vice President of E.I. duPont de Nemours and Co. (now known as DuPont de Nemours, Inc., or DuPont), a diversified science and innovations public company and leader in the fields of healthcare, electronics and transportation, from December 1976 until she retired in 2016. During her nearly 40-year career at DuPont, Ms. Stalnecker served in several senior leadership roles including Vice President, Treasurer & M&A; Vice President, Risk Management; Vice President, Government and Consumer Markets; and Vice President, Productivity & Shared Services. Ms. Stalnecker served as a member of the board of managers of BV LLC from November 2018 until the time of our IPO. Ms. Stalnecker also currently serves on the board of directors of Leidos Holding, Inc. and Optimum Funds McQuairie. She also serves on the audit & finance committee of Leidos Inc. and the audit committee of Optimum Funds McQuairie. From 2009 to 2023, Ms. Stalnecker served on the Board of Trustees of the Duke Health System, where she was a member of the compliance, audit and finance committees. Ms. Stalnecker holds a Master of Business Administration from The Wharton School of the University of Pennsylvania and received her Bachelor of Arts from Duke University. Ms. Stalnecker was selected to serve on our Board because of her qualifications as a financial expert, and her extensive treasury, governance, risk management and investment experience, and her service as a director of other public companies.
Additional information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors,” “Corporate Governance” and “Committees of the Board” contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
The information required by this Item concerning our Audit and Risk Committee is incorporated by reference from the section captioned “Committees of the Board-Audit and Risk Committee” contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
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
The information required by this Item, if any, concerning compliance with Section 16(a) of the Exchange Act will be incorporated by reference from the section captioned “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Item 11.     Executive Compensation.
The information required by this Item is incorporated by reference from the section captioned “Executive and Director Compensation” contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from the section captioned “Equity-based Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference from the section captioned “Report of the Audit and Risk Committee of the Board of Directors” contained in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statements. See the table of contents under Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K above for the list of financial statements filed as part of this report.
(b)Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of March 30, 2021, by and among Bioventus LLC, Bioness Inc., Perseus Intermediate, Inc., Perseus Merger Sub, Inc., Alfred E. Mann Living Trust and Mann Group, LLC.	8-K	001-37844	10.1	3/31/2021

2.2	Agreement and Plan of Merger, dated July 29, 2021, by and among Bioventus Inc., Oyster Merger Sub I, Inc., Oyster Merger Sub II, LLC and Misonix, Inc.	8-K	001-37844	2.1	7/29/2021

2.3	Asset Purchase Agreement, dated as of May 10, 2023, by and among Misonix, LLC, Solsys Medical, LLC, Bioventus LLC and LifeNet Health.	8-K	001-37844	2.1	5/16/2023

2.4	Purchase and Sale Agreement, dated as of September 30, 2024, by and among Bioventus LLC, Bioness Inc., Bioventus Cooperatief, U.A., and Rehab Acquisition Corporation, III	8-K	001-37844	2.1	10/4/2024

3.1	Second Amended and Restated Certificate of Incorporation of Bioventus Inc.	8-K	001-37844	3.1	6/17/2024

3.1(a)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bioventus Inc.	8-K	001-37844	3.1	6/17/2024

3.2	Second Amended and Restated Bylaws of Bioventus Inc.	8-K	001-37844	3.2	6/17/2024

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-252238	4.1	1/20/2021

4.2	Description of Capital Stock.					*

10.1	Tax Receivable Agreement, dated as of February 16, 2021, by and among Bioventus Inc., Bioventus LLC and its Members.	8-K	001-37844	10.2	2/17/2021

10.2	Registration Rights Agreement, dated February 16, 2021, by and among Bioventus Inc. and the Original LLC.	8-K	001-37844	10.3	2/17/2021

10.3	Second Amended and Restated Limited Liability Company Agreement of Bioventus LLC dated as of February 16, 2021.	8-K	001-37844	10.1	2/17/2021

10.4	Stockholders Agreement, dated February 16, 2021, by and among Bioventus Inc., Bioventus LLC and the Principal Stockholders.	8-K	001-37844	10.4	2/17/2021

10.4(a)	Amendment No. 1 to Stockholders Agreement, dated June 19, 2024, by and among Bioventus Inc., Bioventus LLC and the Principal Stockholders.	8-K	001-37844	10.1	6/21/2024

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.5†	Amended and Restated License Agreement, dated as of December 9, 2016, by and between Bioventus LLC, Q-Med AB and Nestlé Skin Health S.A.	S-1	333-252238	10.5	1/20/2021

10.6†	Amended and Restated Supply Agreement, dated as of December 9, 2016, by and between Bioventus LLC and Q-Med AB.	S-1	333-252238	10.6	1/20/2021

10.7†	Exclusive License, Supply and Distribution Agreement, dated as of February 9, 2016, by and between IBSA Institut Biochimique SA (Switzerland) and Bioventus LLC.	S-1	333-252238	10.7	1/20/2021

10.7(a)†	Amendment No. 1 to Exclusive License, Supply and Distribution Agreement, dated as of December 31, 2018, by and between IBSA Institut Biochimique SA (Switzerland) and Bioventus LLC.	S-1	333-252238	10.7(a)	1/20/2021

10.7(b)†	Amendment No. 2 to Exclusive License, Supply and Distribution Agreement, dated as of December 31, 2020, by and between IBSA Institut Biochimique SA (Switzerland) and Bioventus LLC.	S-1/A	333-252238	10.7(b)	2/4/2021

10.8	Credit and Guaranty Agreement, dated as of December 6, 2019, by and among Bioventus LLC, certain Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent and the lenders and other financial institutions party thereto.	S-1	001-37844	10.11	1/20/2021

10.8(a)	Amendment No. 1 to Credit and Guaranty Agreement, dated as of August 29, 2021, by and among Bioventus LLC, certain Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions party thereto.	10-Q	001-37844	10.1	11/10/2021

10.8(b)	Amendment No. 2 to Credit and Guaranty Agreement, dated as of October 29, 2021, by and among Bioventus LLC, Oyster Merger Sub I, LLC, Oyster Merger Sub II, LLC, Misonix, Inc., certain Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions party thereto.	8-K	001-37844	10.1	10/29/2021

10.8(c)	Amendment No. 3 to Credit and Guaranty Agreement between Bioventus LLC, Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent, dated July 11, 2022.	8-K	001-37844	10.1	7/12/2022

10.8(d)	Amendment No. 4 to Credit and Guaranty Agreement between Bioventus LLC, Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent, dated March 31, 2023.	10-K	001-37844	10.8(d)	3/31/2023

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.8(e)	Amendment No. 5 to Credit and Guaranty Agreement between Bioventus LLC, Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders and other financial institutions party thereto, dated January 18, 2024.	8-K	001-37844	10.1	1/19/2024

10.9^	Director Offer Letter, dated as of December 11, 2015, by and between Bioventus LLC and William A. Hawkins.	S-1	333-252238	10.33	1/20/2021

10.10^	Director Offer Letter, dated as of October 3, 2018, by and between Bioventus LLC and Susan M. Stalnecker.	S-1	333-252238	10.38	1/20/2021

10.11^	Bioventus Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-252238	10.44	2/4/2021

10.12^	Bioventus Inc. 2021 Equity Incentive Plan.	10-Q	001-37844	10.3	8/12/2022

10.13^	Form of Notice of Stock Option Grant and Stock Option Agreement.	S-1/A	333-252238	10.47	2/10/2021

10.14^	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-1/A	333-252238	10.48	2/10/2021

10.15^	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (2025).					*

10.16^	Form of Bioventus Performance Restricted Stock Unit Award Grant Notice and Agreement.					*

10.17^	Bioventus Inc. Non-Employee Director Compensation Policy.	S-1/A	333-252238	10.51	2/10/2021

10.18^	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and Anthony D’Adamio.	S-1/A	333-252238	10.55	2/10/2021

10.19	Form of Indemnification Agreement.	S-1/A	333-252238	10.46	2/4/2021

10.20	Lease Agreement, dated November 17, 2021, between Bioventus LLC and 7101 Goodlett Farms Parkway, LLC.	8-K	001-37844	10.1	11/22/2021

10.20(a)	Amendment to the Lease Agreement, dated October 14, 2024, between Bioventus LLC and 7101 Goodlett Farms Parkway, LLC.					*

10.21^	Revised Employment Agreement, dated as of February 14, 2022, by and among Bioventus Inc., Bioventus LLC and Mark Singleton.	8-K	001-37844	10.1	2/28/2022

10.22^	Bioventus Inc. Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement Inducement Award.	S-8	333-264050	99.1	4/1/2022

10.23^	Bioventus Inc. Notice of Stock Option Grant Inducement Award.	S-8	333-264050	99.2	4/1/2022

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.24	Settlement Agreement by and among CartiHeal (2009) Ltd., Bioventus LLC, Elron Ventures Ltd., and certain other parties detailed therein, dated February 27, 2023.	10-Q	001-37844	10.3	5/16/2023

10.25†	Amended and Restated Exclusive Distribution Agreement No. 2, between Bioventus LLC and Seikagaku Corporation and dated as of December 22, 2020.	S-1	333-252238	10.9	1/20/2021

10.26^	Consulting Agreement between Alessandra Pavesio and Bioventus LLC, dated as of January 1, 2023.	10-Q	001-37844	10.1	5/16/2023

10.27^	Employment Agreement between Anthony P. Bihl III and Bioventus Inc., dated as of April 5, 2023.	8-K/A	001-37844	10.1	4/11/2023

10.28^	Bioventus Inc. 2023 Retention Equity Award Plan.	8-K	001-37844	10.1	6/9/2023

10.29^	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	8-K	001-37844	10.2	6/9/2023

10.30^	Employment Agreement, between Robert E. Claypoole and Bioventus Inc., dated as of December 19, 2023.	8-K	001-37844	10.1	12/21/2023

10.31^	Form of Bioventus Inc. Inducement Award - Restricted Stock Unit Agreement.	8-K	001-37844	10.2	12/21/2023

10.32^	Form of Bioventus Inc. Inducement Award - Option Agreement.	8-K	001-37844	10.3	12/21/2023

19.1	Bioventus Inc. Insider Trading Policy, dated as of February 10, 2021					*

21.1	Listing of Subsidiaries					*

23.1	Consent of Grant Thornton LLP (Bioventus Inc.).					*

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

31.2	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97.1	Bioventus Inc. Compensation Recovery Policy, dated September 7, 2023.	10-K	001-37844	97.1	3/12/2024

99.1	List of patents and pending patent applications directed to Bioventus Inc.’s material products.					*

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***

101.DEF	Inline XBRL Extension Definition Linkbase Document					***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 10					***
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
March 11, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Robert E. Claypoole	March 11, 2025	President, Chief Executive Officer and Director (Principal Executive Officer)
Robert E. Claypoole

/s/ Mark L. Singleton	March 11, 2025	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Mark L. Singleton

/s/ William A. Hawkins III	March 11, 2025	Chairman
William A. Hawkins III

/s/ John A. Bartholdson	March 11, 2025	Director
John A. Bartholdson

/s/ Patrick J. Beyer	March 11, 2025	Director
Patrick J. Beyer

/s/ Philip G. Cowdy	March 11, 2025	Director
Philip G. Cowdy

/s/ Mary Kay Ladone	March 11, 2025	Director
Mary Kay Ladone

/s/ Michelle McMurry-Heath	March 11, 2025	Director
Michelle McMurry-Heath

/s/ Guido J. Neels	March 11, 2025	Director
Guido J. Neels

/s/ Guy P. Nohra	March 11, 2025	Director
Guy P. Nohra

/s/ Susan M. Stalnecker	March 11, 2025	Director
Susan M. Stalnecker

/s/ Martin P. Sutter	March 11, 2025	Director
Martin P. Sutter