Form 10-Q
period 2025-03-29
Bioventus Inc.
filed 2025-05-06
CIK 1665988

‘ m

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of April 29, 2025, there were 66,357,610 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to “Bioventus,” “we,” “us,” “our,” the “Company,” and similar references refer to Bioventus Inc. and its consolidated subsidiaries, including Bioventus LLC (“BV LLC”).
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements regarding our business strategy, including, without limitation, the impact of the divestiture of our Advanced Rehabilitation Business on our financial condition and operations, potential acquisitions, expected expansion of our pipeline and research and development investment, cost savings initiatives, new therapy launches, expected timelines for clinical trial results and other development milestones, expected contractual obligations and capital expenditures, recent dispositions of non-core assets, our domestic and international operations and expected financial performance and condition, and impacts of inflation and ongoing conflicts in Ukraine and the Middle East. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things: the risks related to tariffs and unexpected changes in tariffs, trade barriers and regulatory requirements, export licensing requirements or other restrictive actions by the United States or retaliatory tariffs and other actions taken by foreign governments; the risk that we might not realize some or all of the benefits expected to result from the recently completed divestiture of our Advanced Rehabilitation Business; if we fail to properly manage growth or scale our business processes, systems, or data management, our business could suffer; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel necessary to execute our strategic plans; we may face issues with respect to the supply of our products or their components due to product quality and regulatory compliance issues, including increased costs, disruptions of supply, shortages, contamination or mislabeling; we might not meet certain of our debt covenants under our Credit and Guaranty Agreement and might be required to repay our indebtedness on an accelerated basis; there are restrictions on operations and other costs associated with our indebtedness; we might require additional capital to fund our current financial obligations and support business growth; failure to establish and maintain effective financial controls could adversely affect our business and stock price; we might not be able to complete acquisitions or successfully integrate new businesses, products or technologies in a cost-effective and non-disruptive manner; our cash is maintained at financial institutions, often in balance that exceed federally insured limits; we are subject to securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses or costs not covered by our insurers, and may result in unfavorable outcomes; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; we may be unable to successfully commercialize newly developed or acquired products or therapies in the United States; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; the proposed down classification of non-invasive bone growth stimulators, including our EXOGEN system, by the U.S. Food and Drug Administration (“FDA”) could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of EXOGEN; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products, the procedures using our products, such as our hyaluronic acid (“HA”) viscosupplements, or future products we may seek to commercialize; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products, the procedures using our products; pricing and other competitive factors; we may be unable to successfully commercialize newly developed or acquired products or therapies in the United States; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; if our HA products are reclassified from medical devices to drugs in the United States by the FDA, it could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; issues relating to the supply of our products or their components due to product quality and regulatory compliance issues, including increased costs, disruptions of supply, shortages, contamination or mislabeling; our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture certain of our products; economic, political, regulatory and other risks related to international sales, manufacturing and operations; failure to maintain contractual relationships; security breaches, unauthorized access to our disclosure of information, cyberattacks, or other incidents, or the perception that confidential information in our or our vendors’ or service providers’ possession or control is not secure; failure of key information technology and communications systems, process or sites; risks related to our future capital needs; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; the FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; if clinical studies of our future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; unstable political or economic conditions; legislative or regulatory reforms; our business might experience adverse impacts due to public health outbreaks; risks related to intellectual property matters; the dilution of our Class A common stockholders upon an exchange of the outstanding common membership interests in BV LLC could adversely affect the market price of our Class A common stock and the resale of such shares could cause the market price of our Class A common stock to fall; and other important factors described in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, as may be further updated from time to time in our other filings with the SEC. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Bioventus Inc.
Consolidated Condensed Statements of Operations and Comprehensive Loss
Three Months Ended March 29, 2025 and March 30, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$123,876	$129,457
Cost of sales (including depreciation and amortization of $10,265 and $10,025, respectively)	40,820	41,077
Gross profit	83,056	88,380
Selling, general and administrative expense	73,502	78,775
Research and development expense	3,011	2,627
Change in fair value of contingent consideration	—	295
Depreciation and amortization	1,593	1,755
Loss on disposals	81	—
Operating income	4,869	4,928
Interest expense, net	7,509	10,339
Other expense, net	777	63
Other expense	8,286	10,402
Loss before income taxes	(3,417)	(5,474)
Income tax (benefit) expense, net	(95)	907
Net loss	(3,322)	(6,381)
Loss attributable to noncontrolling interest	685	1,491
Net loss attributable to Bioventus Inc.	$(2,637)	$(4,890)

Net loss	$(3,322)	$(6,381)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustments	633	(585)
Comprehensive loss	(2,689)	(6,966)
Comprehensive loss attributable to noncontrolling interest	563	1,607
Comprehensive loss attributable to Bioventus Inc.	$(2,126)	$(5,359)

Loss per share of Class A common stock, basic and diluted:	$(0.04)	$(0.08)

Weighted-average shares of Class A common stock outstanding, basic and diluted:	66,008,683	63,380,187

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Balance Sheets as of March 29, 2025 and December 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

	March 29, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$22,802	$41,582
Accounts receivable, net	118,082	127,393
Inventory	94,045	92,475
Prepaid and other current assets	14,438	14,160
Total current assets	249,367	275,610
Property and equipment, net	25,722	27,012
Goodwill	7,462	7,462
Intangible assets, net	395,731	404,729
Operating lease assets	6,631	6,506
Deferred tax assets	4,745	4,745
Investment and other assets	1,756	1,892
Total assets	$691,414	$727,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,197	$23,690
Accrued liabilities	103,283	135,879
Current portion of long-term debt	37,339	27,339
Current portion of contingent consideration	10,573	19,573
Other current liabilities	4,359	3,917
Total current liabilities	174,751	210,398
Long-term debt, less current portion	308,593	308,288
Deferred income tax liabilities	607	564
Other long-term liabilities	21,984	23,102
Total liabilities	505,935	542,352
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of March 29, 2025 and December 31, 2024, 66,231,388 and 65,758,341 shares issued and outstanding as of March 29, 2025 and December 31, 2024, respectively	66	66
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of March 29, 2025 and December 31, 2024	16	16
Additional paid-in capital	510,422	508,092
Accumulated deficit	(360,298)	(357,661)
Accumulated other comprehensive loss	(2,062)	(2,573)
Total stockholders’ equity attributable to Bioventus Inc.	148,144	147,940
Noncontrolling interest	37,335	37,664
Total stockholders’ equity	185,479	185,604
Total liabilities and stockholders’ equity	$691,414	$727,956
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
Three Months Ended March 29, 2025 and March 30, 2024
(Amounts in thousands, except share amounts)(Unaudited)

Three Months Ended March 29, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2024	65,758,341	$66	15,786,737	$16	$508,092	$(2,573)	$(357,661)	$37,664	$185,604
Issuance of Class A common stock for equity plans	473,047	—	—	—	150	—	—	—	150
Net loss	—	—	—	—	—	—	(2,637)	(685)	(3,322)
Change in noncontrolling interest allocation	—	—	—	—	159	—	—	(159)	—
Equity-based compensation	—	—	—	—	2,021	—	—	393	2,414
Translation adjustment	—	—	—	—	—	511	—	122	633
Balance at March 29, 2025	66,231,388	$66	15,786,737	$16	$510,422	$(2,062)	$(360,298)	$37,335	$185,479

Three Months Ended March 30, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2023	63,267,436	$63	15,786,737	$16	$494,254	$794	$(321,536)	$47,527	$221,118
Issuance of Class A common stock for equity plans	404,734	1	—	—	289	—	—	—	290
Net loss	—	—	—	—	—	—	(4,890)	(1,491)	(6,381)
Change in noncontrolling interest allocation	—	—	—	—	319	—	—	(319)	—
Equity-based compensation	—	—	—	—	2,435	—	—	555	2,990
Translation adjustment	—	—	—	—	—	(469)	—	(116)	(585)
Balance at March 30, 2024	63,672,170	$64	15,786,737	$16	$497,297	$325	$(326,426)	$46,156	$217,432
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Cash Flows
Three Months Ended March 29, 2025 and March 30, 2024
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating activities:
Net loss	$(3,322)	$(6,381)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	11,865	11,785
Provision (benefit) for credit losses	650	(976)
Equity-based compensation	2,414	2,990
Change in fair value of contingent consideration	—	295
Deferred income taxes	43	81
Loss on disposals	81	—
Unrealized (gain) loss on foreign currency fluctuations	(242)	377
Other, net	381	581
Changes in operating assets and liabilities:
Accounts receivable	9,004	(1,958)
Inventories	(1,881)	(4,070)
Accounts payable and accrued expenses	(39,104)	(7,332)
Other current and noncurrent assets and liabilities	780	(1,397)
Net cash from operating activities	(19,331)	(6,005)
Investing activities:
Purchase of property and equipment	(826)	(291)
Investments and acquisition of distribution rights	—	(709)
Net cash from investing activities	(826)	(1,000)
Financing activities:
Proceeds from issuance of Class A common stock	150	177
Payment of contingent consideration	(9,000)	—
Borrowing on revolver	15,000	—
Payment on revolver	(5,000)	—
Debt refinancing costs	—	(1,180)
Payments on long-term debt	—	(3,056)
Other, net	(203)	(183)
Net cash from financing activities	947	(4,242)
Effect of exchange rate changes on cash	430	(544)
Net change in cash and cash equivalents	(18,780)	(11,791)
Cash and cash equivalents at the beginning of the period	41,582	36,964
Cash and cash equivalents at the end of the period	$22,802	$25,173
Supplemental disclosure of noncash investing and financing activities
Accounts payable for purchase of property, plant and equipment	$140	$218

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
The Company is a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically-proven solutions. The Company is headquartered in Durham, North Carolina and has approximately 930 employees at March 29, 2025.
Interim periods
The Company reports quarterly interim periods on a 13-week basis within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Each quarter ends on the Saturday closest to calendar quarter-end, with the exception of the fourth quarter, which ends on December 31. The 13-week quarterly periods for fiscal year 2025 end on March 29, June 28 and September 27. Comparable periods for 2024 ended on March 30, June 29 and September 28. The fourth and first quarters may vary in length depending on the calendar year.
Revision of Previously Issued Financial Statements for Correction of Immaterial Error
During the quarter ended March 29, 2025, the Company identified an error in its equity-based compensation expense, which is recorded in selling, general, and administrative expense and research and development expense for the fiscal year ended December 31, 2024 and related quarterly periods. The Company’s third-party administrator unintentionally changed the grant-date fair value of the restricted stock units granted on March 15, 2024. The change made by the third-party administrator occurred after the Company had performed its routine quarterly review over the accuracy and completeness of the fair value of new grants in its system. As a result, equity-based compensation expense was calculated in the system based on an incorrect value, causing an understatement of equity-based compensation expense. The Company identified the misstatement during its preparation and review of the definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders. The misstatement did not impact revenues or cash flows.
The annual financial statements affected by this error included the consolidated statements of operations and comprehensive loss, consolidated balance sheets and consolidated statements of changes in stockholders’ equity issued in the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2024. The quarterly statements impacted by the error include the consolidated condensed statements of operations and comprehensive loss, consolidated condensed balance sheets and consolidated condensed statement of changes in stockholders’ equity issued in the Company’s Quarterly Reports filed on Form 10-Q for the periods ended March 30, June 29 and September 28, 2024.
The Company concluded that these errors were not material, individually or in the aggregate, as evaluated under the Securities and Exchange Commission Staff Accounting Bulletin Topic 1.M - Materiality, Topic 1.N, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements and Financial Accounting Standards Board ASC 250-10, Accounting Changes and Error Corrections. To facilitate comparison between periods, the Company will adjust previously reported financial information for the immaterial error in future filings, as further explained below.

The Company revised the following amounts in the consolidated statements of operations, the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity, as applicable, originally reported in the Form 10-Q for the quarterly period ended March 30, 2024, in this Quarterly Report on Form 10-Q for the period ended March 29, 2025:

Consolidated statements of operations and comprehensive loss — Three Months Ended March 30, 2024 (Unaudited)	As Previously Reported	Adjustments	As Adjusted
Selling, general and administrative expense	$78,406	$369	$78,775
Research and development expense	2,597	30	2,627
Operating income (loss)	5,327	(399)	4,928
Loss before income taxes	(5,075)	(399)	(5,474)
Net loss	(5,982)	(399)	(6,381)
Loss attributable to noncontrolling interest	1,412	79	1,491
Net loss attributable to Bioventus Inc.	(4,570)	(320)	(4,890)
Comprehensive loss	(6,567)	(399)	(6,966)
Comprehensive loss attributable to noncontrolling interest	1,528	79	1,607
Comprehensive loss attributable to Bioventus Inc.	(5,039)	(320)	(5,359)
Loss per share of Class A common stock - basic and diluted	$(0.07)	$(0.01)	$(0.08)

Consolidated Balance Sheets — December 31, 2024	As Previously Reported	Adjustments	As Adjusted
Additional paid in capital	$505,509	$2,583	$508,092
Accumulated deficit	(355,078)	(2,583)	(357,661)
The error to net loss attributable to Bioventus Inc. for the annual period ended December 31, 2024, and for the quarterly periods ended September 28, 2024 and June 29, 2024 was $2,583, $341 and $1,690, respectively. If recorded, these amounts would have increased the loss attributable to Bioventus Inc. in those respective periods.
Unaudited interim financial information
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, and the adjustments discussed in Note 1. Organization) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated balance sheets at December 31, 2024 have been derived from the audited consolidated financial statements of the Company, but do not include all the disclosures required by U.S. GAAP.
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

In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosures regarding income statement expense categories. The additional disclosures will further disaggregate relevant expense captions in tabular form within the notes to the consolidated financial statements because they include one or more expense categories such as: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. ASU 2024-03 also requires: (i) disclosure of certain amounts that are already required to be disclosed under current requirements in the same disclosure as the other disaggregation requirements; (ii) a qualitative description of the amount remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iii) disclosure of the total amount of selling expenses. In January 2025, the FASB issued Accounting Standards Update 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date, further defining that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within the annual reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2024-03 to determine the impact on the Company’s disclosures and plans to adopt ASU 2024-03 in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2027. The Company expects that further disaggregation of income statement captions will be necessary, which will be disclosed in the notes to the consolidated financial statements upon the adoption of ASU 2024-03.
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
Accounts receivable, net of allowances, consisted of the following as of:

	March 29, 2025	December 31, 2024
Accounts receivable	$120,915	$130,257
Less: Allowance for credit losses	(2,833)	(2,864)
	$118,082	$127,393
Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on aging of the accounts receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company had one customer representing approximately 23.0% and 20.4% of the accounts receivable balance as of March 29, 2025 and December 31, 2024, respectively. Historically, the Company’s allowance for credit losses have been adequate to cover credit losses.
Inventory
Inventory consisted of the following as of:

	March 29, 2025	December 31, 2024
Raw materials and supplies	$22,841	$22,098
Finished goods	71,204	70,377
	$94,045	$92,475

Accrued liabilities
Accrued liabilities consisted of the following as of:

	March 29, 2025	December 31, 2024
Gross-to-net deductions	$61,202	$66,405
Bonus and commission	11,815	32,647
Compensation and benefits	5,850	7,598
Accrued interest	4,581	5,324
Income and other taxes	6,135	3,868
Other liabilities	13,700	20,037
	$103,283	$135,879
3. Divestitures
Advanced Rehabilitation Business
On December 31, 2024, the Company closed the sale of certain products within its advanced rehabilitation business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (collectively, the “Advanced Rehabilitation Business”). The Advanced Rehabilitation Business was considered non-core and required additional research and development expenditures to achieve its next stage of growth. The Company received $24,678 at closing, net of transactional fees, subject to a post-closing adjustment for net working capital expected to be settled in the second quarter of 2025. The proceeds were used to pay $20,000 in long-term debt obligations on December 31, 2024. The Company may also receive an aggregate of $20,000 in potential earn-out payments, which are based on the achievement of certain revenue and financial metric thresholds in respect to sales of products from the Advanced Rehabilitation Business during the 2025 and 2026 fiscal years.
4. Financial instruments
Long-term debt consisted of the following as of:

	March 29, 2025	December 31, 2024
Amended Term Loan due October 2026 (7.80% at March 29, 2025)	$337,864	$337,864
Revolver due October 2025 (7.80% at March 29, 2025)	10,000	—
Less:
Current portion of long-term debt(a)	(37,339)	(27,339)
Unamortized debt issuance cost	(990)	(1,147)
Unamortized discount	(942)	(1,090)
	$308,593	$308,288
(a)Includes $27,339 for current portion of the Amended Term Loan and the outstanding Revolver balance of $10,000.
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
On July 11, 2022, the Company further amended the 2019 Credit Agreement in conjunction with the acquisition of CartiHeal (2009) Ltd. (“CartiHeal”). Pursuant to that amendment, an $80,000 term loan facility (the “July 2022 Term Loan” and, together with the Term Loan, the “Term Loan Facilities”) was extended to the Company to be used for: (i) the financing of the acquisition of CartiHeal; (ii) the payment of related fees and expenses; (iii) repayment of the draws made on the Revolver; and (iv) working capital needs and general corporate purposes of the Company, including without limitation for permitted acquisitions.
On March 31, 2023, the Company entered into another amendment to the 2019 Credit Agreement, to, among other things, modify certain financial covenants, waive covenant noncompliance at December 31, 2022, and to modify interest rates applicable to borrowings under the 2019 Credit Agreement.

On January 18, 2024 (the “Closing Date”), the Company further amended the 2019 Credit Agreement (collectively, with the August 2021, October 2021, July 2022 and March 2023 amendments, the “Amended 2019 Credit Agreement”), to further modify certain financial covenants under the 2019 Credit Agreement. The Company was in compliance with the financial covenants within the 2019 Credit Agreement as of March 29, 2025.
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
The January 2024 amendment had deferred financing costs of $1,180, of which $325 was recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss during the three months ended March 30, 2024 and $855 was capitalized on the consolidated condensed balance sheets. There were no losses on debt refinancing and modification as a result of the January 2024 amendment.
As of March 29, 2025, $335,932 was outstanding on the Term Loan Facilities, net of original issue discount of $942 and deferred financing costs of $990. Capitalized deferred fees are amortized to interest expense on a straight-line basis over the term of the Term Loan Facilities, which approximates the effective interest method. Interest expense includes deferred cost amortization of $381 for both the three months ended March 29, 2025 and March 30, 2024.
The estimated fair value of the Term Loan Facilities, using the midpoint of the Bloomberg Valuation, was $337,442 as of March 29, 2025. This is classified as a Level 2 instrument within the fair value hierarchy.
Revolver and Letters of Credit
The Revolver was initially a five-year revolving credit facility, that was subsequently reduced to a four-year revolving credit facility in the Amended 2019 Credit Agreement, that includes revolving and swingline loans as well as letters of credit (“LOC”) and, inclusive of all, cannot exceed $40,000 at any one time. The Revolver’s capacity was reduced by $5,000 on December 31, 2023 and June 30, 2024 in accordance with the Amended 2019 Credit Agreement. LOCs are available in an amount not to exceed $7,500. Revolving loans are due at the earlier of termination or Maturity. Swingline loans are available as BR interest rate option loans only and must be outstanding for at least five days. Swingline loans are due the fifteenth or last day of a calendar month or Maturity, whichever is earlier. As of March 29, 2025, the Company had three LOCs outstanding, leaving approximately $5,300 available. During the first quarter of 2025, the Company borrowed $15,000 on the Revolver for working capital considerations and repaid $5,000, leaving a $10,000 balance and $30,000 in availability on the Revolver at March 29, 2025. The Company had no outstanding borrowings as of December 31, 2024.
5. Fair value measurements
The process for determining fair value has not changed from that described in the Annual Report on Form 10-K for the year ended December 31, 2024.

There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 or Level 2 inputs. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	March 29, 2025		December 31, 2024
	Total	Level 3	Total	Level 3
Liabilities:
Current portion of contingent consideration	$10,573	$10,573	$19,573	$19,573
Total liabilities:	$10,573	$10,573	$19,573	$19,573
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
Significant changes in these assumptions could result in a significantly higher or lower fair value. The contingent consideration reported in the above table resulted from the acquisition of Bioness, Inc. (“Bioness”) on March 30, 2021 and is comprised of future earn-out payments contingent upon the achievement of certain research and development projects as well as sales milestones related to Bioness products. Contingent consideration resulting from the acquisition of Bioness includes up to $50,000 in earn-out payments, consisting of: (i) $20,000 for meeting net sales targets for certain implantable products over a three year period ending on June 30, 2025 at the latest; (ii) up to $10,000 for meeting net sales milestones for certain implantable products over a three year period ending on June 30, 2025 at the latest; and (iii) $20,000 for maintaining Centers for Medicare & Medicaid Services coverage and reimbursement for certain products at specified levels as of December 31, 2024. The Company met criteria (iii) during the fourth quarter of 2024 and paid $9,000 of the contingent consideration on February 28, 2025. The Company will pay the balance of the contingent consideration related to this earn-out criteria during 2025.
Contingent consideration is adjusted quarterly based on the passage of time or the anticipated success or failure of achieving certain milestones and is recorded as the change in fair value of contingent consideration within the consolidated condensed statements of operations and comprehensive loss. There were no changes in contingent consideration related to Bioness for the three months ended March 29, 2025 due to the previously discussed milestone achievement. Changes in contingent consideration totaled $295 for the three months ended March 30, 2024.
6. Equity-based compensation
2021 Plan
The Company operates an equity-based compensation plan (the “2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock-based and cash awards (collectively, the “2021 Plan Awards”). As of March 29, 2025, 23,233,862 shares of Class A common stock have been authorized to be awarded under the 2021 Plan and 11,430,287 shares were available for 2021 Plan Awards.

2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of March 29, 2025, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 69,050 shares were available for Retention Awards.
Activity under the Plans
Expense
Equity-based compensation, net for Awards granted under the Plans for the three months ended March 29, 2025 and March 30, 2024 totaled $2,414 and $2,990, respectively. Expenses and expense reductions within the consolidated condensed statements of operations and comprehensive loss are primarily included in selling, general and administrative expense with a nominal amount in research and development expense, based upon the department of the employee. There were no income tax benefits related to equity-based compensation expense for the three months ended March 29, 2025 and March 30, 2024.
Restricted Stock Units
During the three months ended March 29, 2025, the Company granted time-based RSUs which vest at various dates through March 14, 2029. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to RSUs totaled $14,143 at March 29, 2025, and is expected to be recognized over a weighted-average period of approximately 3.87 years. A summary of the RSU award activity for the three months ended March 29, 2025 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2024	2,412	$5.52
Granted	980	9.63
Vested	(440)	6.82
Forfeited or canceled	(4)	4.55
Unvested at March 29, 2025	2,948	$6.69
Performance Restricted Stock Units
During the three months ended March 29, 2025, the Company granted PRSUs subject to a 3-year cliff vesting period provided that the designated performance objective is achieved at the end of the period, which is comprised of relative total shareholder return (“TSR”). PRSU compensation expense is recognized on a straight-line basis over the vesting period of 3 years. The fair value of the PRSUs was measured using a Monte Carlo simulation on the date of grant, which measured potential TSR for the Company’s Class A common stock relative to the value of common stock for a group of companies listed in the Russell 2000 Medical Equipment Index and additional companies. The estimated number of shares of the Company’s Class A common stock issuable upon vesting is adjusted upward or downward based on the probability of achieving the TSR established for PRSUs. The actual number of Class A common stock issued generally ranges from 0% to 200% of the target shares at the time of grant.
Unamortized compensation expense related to PRSUs totaled $1,625 at March 29, 2025, and is expected to be recognized over a weighted-average period of approximately 2.96 years. A summary of PRSU award activity for the three months ended March 29, 2025 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2024	—	$—
Granted	159	10.37
Unvested at March 29, 2025	159	$10.37

Stock Options
During the three months ended March 29, 2025, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the three months ended March 29, 2025 is shown in the following table:

Risk-free interest rate	4.2% - 4.5%
Expected dividend yield	—%
Expected stock price volatility	38.2% - 38.3%
Expected life of stock options (years)	6.25
The weighted-average grant date fair value of options granted during the three months ended March 29, 2025 was $4.34 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $4,502 at March 29, 2025, and is expected to be recognized over a weighted-average period of approximately 3.98 years.
A summary of stock option activity is as follows for the three months ended March 29, 2025 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2024	4,629	$7.73	7.14	$17,049
Granted	524	9.62
Exercised	(34)	4.47
Forfeited or canceled	(57)	12.90
Outstanding at March 29, 2025	5,062	7.89	7.31	$12,675
Exercisable and vested at March 29, 2025	2,432	$9.74	5.77	$184
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Class A common stock for options that had exercise prices lower than $9.03 per share, as this was the closing price of the Company’s Class A common stock on March 28, 2025, the last trading day of the first quarter.
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

Noncontrolling interest
In connection with any redemption pursuant to the BV LLC Agreement, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the three months ended March 29, 2025 or during the year ended December 31, 2024. The following table summarizes the ownership interest in BV LLC as of March 29, 2025 and December 31, 2024 (number of units in thousands):

	March 29, 2025		December 31, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	66,231	80.8%	65,758	80.6%
Continuing LLC Owner	15,787	19.2%	15,787	19.4%
Total	82,018	100.0%	81,545	100.0%
8. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended
	March 29, 2025	March 30, 2024
Numerator:
Net loss	$(3,322)	$(6,381)
Net loss attributable to noncontrolling interests	685	1,491
Net loss attributable to Bioventus Inc. Class A common stockholders	$(2,637)	$(4,890)

Denominator:
Weighted-average shares of Class A common stock outstanding, basic and diluted	66,008,683	63,380,187

Net loss per share of Class A common stock, basic and diluted	$(0.04)	$(0.08)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares as of March 29, 2025 and March 30, 2024 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended
	March 29, 2025	March 30, 2024
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737
Stock options	1,833,481	734,278
RSUs	28,625	1,479,188
Total	17,648,843	18,000,203
(a)Shares of Class A common stock reserved for future issuance upon redemption or exchange of LLC Interests by the Continuing LLC Owner.
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

For the three months ended March 29, 2025 and March 30, 2024, the Company’s effective tax rate was 2.8% and 16.6%, respectively. The rate change for the three months ended March 29, 2025 compared to the prior year is due to the divestiture of the Advanced Rehabilitation Business and foreign income tax offset by the release of certain reserves for uncertain tax positions in 2025. The effective tax rate for the three months ended March 30, 2024 was based upon taxable income in certain entities including activity generated from the Advance Rehabilitation Business.
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
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of March 29, 2025, the Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
10. Commitments and contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases office space, a warehouse and certain equipment under finance leases. The remaining lease terms range from 1 month to 8.1 years.
The components of lease cost were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating lease cost	$612	$888
Short-term lease cost(a)	106	80
Financing lease cost:
Amortization of finance lease assets	151	158
Interest on lease liabilities	204	221
Total lease cost	$1,073	$1,347
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to leases were as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$892	$1,178
Operating cash flows from financing leases	$204	$221
Financing cash flows from finance leases	$203	$183

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$653	$95
Financing lease obligations	$56	$—

Current portions of operating and financing lease liabilities are recorded within other current liabilities on the consolidated condensed balance sheets. Noncurrent liabilities resulting from operating and financing leases are recorded within other long-term liabilities. Supplemental balance sheet and other information related to leases are as follows:

	March 29, 2025	December 31, 2024
Operating lease assets	$6,631	$6,506

Operating lease liabilities—other current liabilities	$3,520	$3,102
Operating lease liabilities—other long-term liabilities	6,425	6,940
Total operating lease liabilities	$9,945	$10,042

Property, plant and equipment, net (finance leases)	$12,381	$12,703

Finance lease liabilities—other current liabilities	$840	$815
Finance lease liabilities—other long-term liabilities	9,410	9,571
Total financing lease liabilities	$10,250	$10,386

Weighted-average remaining lease term (years) for leases
Operating leases	3.0	3.1
Finance leases	8.1	8.3

Weighted-average discount rate for leases
Operating leases	5.2%	5.1%
Finance leases	8.1%	8.1%
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
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court and the Court preliminarily approved the Settlement Agreement on August 13, 2024. The Court entered judgment on December 18, 2024, granting final approval of the terms of the Settlement Agreement and dismissing all claims against the defendants, including the Company. The parties settled without any admission of liability or wrongdoing by any party. The settlement amount of $15,250, together with interest earned thereon, has been paid by the defendants and/or the defendant’s insurers. The Company incurred $23 and $13,802 of net shareholder litigation costs (including estimated settlement and reimbursement) during the three months ended March 29, 2025 and year ended December 31, 2024, respectively, under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss.
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
On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et. al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the United States District Court for the District of Delaware granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, Case No.: 1:23-cv-01099-RGA. The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025, the parties submitted a status update requesting more time to continue their settlement discussions, noting that they would file another status update by June 23, 2025. The Court granted the request.
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

On February 20, 2025, plaintiff Jeffrey Vince refiled a Verified Stockholder Derivative Complaint against certain of Bioventus’ current and former officers and directors, naming Bioventus as a nominal defendant only, in Delaware Chancery Court, captioned Jeffrey Vince v. Kenneth M. Reali et al., C.A. No. 2025-0192-LWW (Del. Ch.). Like the prior complaint, which he voluntarily dismissed, Vince asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On March 24, 2025, the defendants filed a motion to dismiss the complaint.
On February 26, 2025, plaintiff James Bouchereau filed a Verified Stockholder Derivative Complaint against certain of Bioventus’s current and former officers and directors, naming Bioventus as a nominal defendant only, in Delaware Chancery Court, captioned James Bouchereau v. Kenneth M. Reali et al., C.A. No. 2025-0214-BWD (Del. Ch.). The complaint is identical to the Vince complaint and asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. The Defendants have not yet been served.
On March 6, 2025, plaintiff Jung Jae Hyung filed a derivative complaint against certain of Bioventus’s current and former officers and directors, naming Bioventus as a nominal defendant only, in in the United States District Court for the Middle District of North Carolina, captioned Jung Jae Hyung v. Kenneth M. Reali et al., No. 1:25-cv-177 (M.D.N.C. 2025). Like the other derivative cases, the Hyung case asserts violations of Section 14(a) of the Exchange Act, contribution, breaches of fiduciary duties, aiding and abetting, gross mismanagement, waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case.
The Company believes the claims alleged in the above derivative matters lack merit and intends to defend itself vigorously. Except as described above, the outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.
Other matters
On November 10, 2021, the Company entered into an asset purchase agreement for an HA product and made an upfront payment of $853. An additional payment of $853 was made in 2022 upon the transfer of certain seller customer data. If the Company is able to obtain a Medical Device Regulation Certification (“MDR Certification”) for the product, $1,707 (the “Milestone Payment”) will be paid to the seller within five days. On March 8, 2023, the parties amended the agreement and reduced the Milestone Payment to $1,418, of which $709 was recorded as an intellectual property intangible asset during 2023 and was paid on January 31, 2024. The remainder was due upon receipt of the MDR Certification for the product provided that it was obtained prior to December 31, 2024, which was not achieved. The asset purchase agreement was further amended in 2024 acknowledging the expectation that the MDR Certification would not be obtained. Pursuant to the 2024 amendment, the MDR Certification achievement criteria under the asset purchase agreement were extended for two years.
On August 23, 2019, the Company was assigned a third-party license on a product currently in development and the Company is subject to a 3% royalty on certain commercial sales, or a nominal minimum amount per quarter.
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the three months ended March 29, 2025 and March 30, 2024 totaled $3,673 and $3,579, respectively. These royalties are included in cost of sales within the consolidated condensed statements of operations and comprehensive loss.
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
From time to time, the Company causes letters of credit (“LOCs”) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. The Company had three LOCs outstanding, each for $2,200 as of March 29, 2025 and December 31, 2024.
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

11. Revenue recognition
Our policies for recognizing sales have not changed from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. The Company had product sales to one customer totaling $13,594 primarily in the U.S. reporting segment during the three months ended March 29, 2025, representing 11.0% of total net sales. The same customer had product sales of $13,143 representing 10.2% of net sales during the three months ended March 30, 2024.
The following table presents the Company’s net sales disaggregated by major business within each segment as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
U.S.
Pain Treatments	$52,686	$50,637
Surgical Solutions	40,844	38,340
Restorative Therapies	16,990	25,304
Total U.S. net sales	110,520	114,281

International
Pain Treatments	6,232	6,052
Surgical Solutions	4,390	3,954
Restorative Therapies	2,734	5,170
Total International net sales	13,356	15,176

Total net sales	$123,876	$129,457
12. Segments
The Company identifies a business as an operating segment if (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) and (iii) it has available discrete financial information. The Company’s CODM is its President and Chief Executive Officer, who uses Segment Adjusted EBITDA to make decisions regarding the allocation of resources, assess performance and to develop annual budgets and forecasts.
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

The following table presents Segment Adjusted EBITDA reconciled to loss before income taxes:

	Three Months Ended March 29, 2025
	U.S.	International	Consolidated
Net sales	$110,520	$13,356	$123,876
Adjusted cost of sales(a)	25,397	5,158
Adjusted selling expense(b)	34,716	3,199
Adjusted marketing expense(b)	6,311	871
Adjusted general and administrative expense(b)	23,317	1,966
Adjusted research and development expense(c)	2,825	3
Adjusted other segment expense(d)	899	2
Segment Adjusted EBITDA	17,055	2,157	19,212
Interest expense, net			(7,509)
Depreciation and amortization			(11,865)
Shareholder litigation costs			(23)
Equity compensation			(2,414)
Loss on disposal of a business			(81)
Other items(e)			(737)
Loss before income taxes			$(3,417)

	Three Months Ended March 30, 2024
	U.S.	International	Consolidated
Net sales	$114,281	15,176	$129,457
Adjusted cost of sales(a)	25,610	5,442
Adjusted selling expense(b)	36,988	2,854
Adjusted marketing expense(b)	5,884	642
Adjusted general and administrative expense(b)	23,346	3,073
Adjusted research and development expense(c)	2,924	10
Adjusted other segment (income) expense(d)	(227)	288
Segment Adjusted EBITDA	19,756	2,867	22,623
Interest expense, net			(10,339)
Depreciation and amortization			(11,785)
Acquisition and related costs			(211)
Shareholder litigation costs			(1,168)
Restructuring and succession charges			(53)
Equity compensation			(2,990)
Financial restructuring costs			(352)
Other items(e)			(1,199)
Loss before income taxes			$(5,474)
(a)Adjusted cost of sales used in calculating segment Adjusted EBITDA excludes depreciation and amortization as well as the amortization of inventory step-up resulting from acquisitions.
(b)Adjusted selling, general and administrative expense used in the calculation of segment Adjusted EBITDA excludes certain acquisition and related costs, shareholder litigation costs, certain restructuring and succession charges, asset impairments, financial restructuring costs, equity-based compensation expense and other segment items—charges associated with strategic transactions, such as potential divestitures and a transformative project to redesign systems and information processing projects.
(c)Adjusted research and development expense used in calculating segment Adjusted EBITDA excludes depreciation and amortization and equity-based compensation expense.
(d)Adjusted other segment expense (income) primarily consists of foreign currency transaction and remeasurement gains and losses and other certain nonrecurring items.

(e)Other items primarily include charges associated with strategic transactions, such as potential divestitures and a transformative project to redesign systems and information processing. During the three months ended March 29, 2025, other items primarily consisted of divestiture costs related to the Company’s Advanced Rehabilitation Business costs. During the three months ended March 30, 2024, other items mostly consisted of strategic transaction and transformative project costs.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Bioventus Inc.’s (sometimes referred to as “we,” “us,” “our,” “Bioventus” or “the Company”) financial condition and results of operations should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” and our unaudited consolidated condensed financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2025 (“2024 10-K”).
Executive Summary
We are a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically proven solutions. We operate our business through two reporting segments, U.S. and International, and our portfolio of products is comprised of five patient-focused areas, grouped into three businesses based on clinical use: (i) Pain Treatments, (ii) Surgical Solutions and (iii) Restorative Therapies.
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
•Restorative Therapies, comprised of:
◦Fracture Care: We provide low-intensity pulse ultrasound to help patients who suffer from bone fractures that do not heal through traditional methods. We plan to expand our U.S. clinical indications to address the healing of fresh fractures, especially for high-risk patients.
The following table sets forth total net sales, net loss and Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$123,876	$129,457
Net loss	$(3,322)	$(6,381)
Adjusted EBITDA(1)	$19,212	$22,623
Loss per Class A common stock, basic and diluted	$(0.04)	$(0.08)
(1)See below under results of operations-Adjusted EBITDA for a reconciliation of net loss to Adjusted EBITDA.

Significant developments
Advanced Rehabilitation Business
On December 31, 2024, we closed the sale of certain products within our advanced rehabilitation business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (collectively, the “Advanced Rehabilitation Business”). The Advanced Rehabilitation Business was considered non-core and required additional research and development expenditures to achieve its next stage of growth. We received $24.7 million at closing, net of transactional fees, subject to a post-closing adjustment for net working capital expected to be settled in the second quarter of 2025. The proceeds were used to pay $20.0 million in long-term debt obligations on December 31, 2024. We may also receive an aggregate of $20.0 million in potential earn-out payments, which are based on the achievement of certain revenue and financial metric thresholds in respect to sales of products from the Advanced Rehabilitation Business during the 2025 and 2026 fiscal years.
Results of Operations
For a description of the components of our results of operations, refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 10-K.
The following table sets forth components of our consolidated condensed statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	100.0%	100.0%
Cost of sales (includes depreciation & amortization)	33.0%	31.7%
Gross profit	67.0%	68.3%
Selling, general and administrative expense	59.3%	60.9%
Research and development expense	2.4%	2.0%
Change in fair value of contingent consideration	—%	0.2%
Depreciation and amortization	1.3%	1.4%
Loss on disposal of a business	0.1%	—%
Operating income	3.9%	3.8%
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Net loss	$(3,322)	$(6,381)
Interest expense, net	7,509	10,339
Income tax expense (benefit), net	(95)	907
Depreciation and amortization(a)	11,865	11,785
Acquisition and related costs(b)	—	211
Shareholder litigation costs(c)	23	1,168
Restructuring and succession charges(d)	—	53
Equity compensation(e)	2,414	2,990
Financial restructuring costs(f)	—	352
Loss on disposal of a business(g)	81	—
Other items(h)	737	1,199
Adjusted EBITDA	$19,212	$22,623
(a)Includes for the three months ended March 29, 2025 and March 30, 2024, respectively, depreciation and amortization of $10.3 million and $10.0 million in cost of sales and $1.6 million and $1.8 million in operating expenses presented in the consolidated condensed statements of operations and comprehensive loss.
(b)Includes acquisition and integration costs related to completed acquisitions and changes in fair value of contingent consideration.
(c)Comprised of costs incurred as a result of certain shareholder litigation unrelated to our ongoing operations.
(d)Costs incurred were the result of contract terminations.

(e)Includes compensation expense resulting from awards granted under our equity-based compensation plans.
(f)Financial restructuring costs include advisory fees and debt amendment related costs.
(g)Represents the loss on the disposal of the Advanced Rehabilitation Business.
(h)Other items includes charges associated with strategic transactions, such as potential acquisitions or divestitures and a transformative project to redesign systems and information processing. Other items during the three months ended March 29, 2025 primarily consisted of $0.5 million of divestiture expenses related to the Advanced Rehabilitation Business sold on December 31, 2024.
During the three months ended March 30, 2024, other items primarily consisted of: (i) strategic transactions and divestiture expenses of $0.5 million, primarily related to the Advanced Rehabilitation Business; and (ii) transformative project costs of $0.8 million.
Non-GAAP Financial Measures - Adjusted EBITDA
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator that management uses to measure operating performance and for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net loss from operations before depreciation and amortization, provision of income taxes and interest expense, net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include acquisition and divestiture related costs, certain shareholder litigation costs, impairments of assets, restructuring and succession charges, equity compensation expense, financial restructuring costs and other items. Adjusted EBITDA by segment is comprised of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
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
Net Sales

	Three Months Ended		Change
(in thousands, except for percentage)	March 29, 2025	March 30, 2024	$	%
U.S.
Pain Treatments	$52,686	$50,637	$2,049	4.0%
Surgical Solutions	40,844	38,340	2,504	6.5%
Restorative Therapies	16,990	25,304	(8,314)	(32.9%)
Total U.S. net sales	110,520	114,281	(3,761)	(3.3%)

International
Pain Treatments	6,232	6,052	180	3.0%
Surgical Solutions	4,390	3,954	436	11.0%
Restorative Therapies	2,734	5,170	(2,436)	(47.1%)
Total International net sales	13,356	15,176	(1,820)	(12.0%)

Total net sales	$123,876	$129,457	$(5,581)	(4.3%)

U.S.
Net sales decreased $3.8 million, or 3.3%, compared to the prior year period. Changes by business were: (i) Pain Treatments—$2.0 million increase due to volume growth primarily driven by Durolane partially offset by a decline in Supartz and Gelsyn-3, in part, due to inventory reductions by certain distributors following higher purchases at the end of last year; (ii) Surgical Solutions—$2.5 million increase due to volume growth in Ultrasonics; and (iii) Restorative Therapies—$8.3 million decrease was comprised of a net decline of $9.6 million reflecting the divestiture of our Advanced Rehabilitation Business, partially offset with $1.3 million growth increase for our EXOGEN Bone Stimulation System.
International
Net sales decreased compared to the prior year comparable period primarily due to the divestiture of our Advanced Rehabilitation Business, which totaled $1.9 million.
Gross profit and gross margin

	Three Months Ended		Change
(in thousands, except for percentage)	March 29, 2025	March 30, 2024	$	%
U.S.	$75,529	$79,368	$(3,839)	(4.8%)
International	7,527	9,012	(1,485)	(16.5%)
Total	$83,056	$88,380	$(5,324)	(6.0%)

	Three Months Ended
	March 29, 2025	March 30, 2024	Change
U.S.	68.3%	69.4%	(1.1%)
International	56.4%	59.4%	(3.0%)
Total	67.0%	68.3%	(1.3%)
U.S.
Gross profit decreased $3.8 million, or 4.8%, primarily due to the $5.1 million decline resulting from the divestiture of our Advanced Rehabilitation Business. This decrease was partially offset with volume growth in Pain Treatments, Surgical Solutions and our EXOGEN Bone Stimulation System. The slight change in gross margin as a percent of sales resulted from a decrease in selling price in certain Pain Treatment products as a result of temporary shifts in channel mix.
International
Gross profit decreased $1.5 million, or 16.5%, primarily due to the $1.1 million decline resulting from the divestiture of our Advanced Rehabilitation Business. Gross margin declined due to product and country mix.
Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	March 29, 2025	March 30, 2024	$	%
Selling, general and administrative expense	$73,502	$78,775	$(5,273)	(6.7%)
Selling, general and administrative expenses decreased by $5.3 million, or 6.7%, due to decreases compensation-related costs of $5.2 million from less commissions on lower sales and reduced compensation related accruals, which were partially driven by the sale of the Advanced Rehabilitation Business.
Research and development expense

	Three Months Ended		Change
(in thousands, except for percentage)	March 29, 2025	March 30, 2024	$	%
Research and development expense	$3,011	$2,627	$384	14.6%
Research and development expense increased due to certain equity-based compensation forfeitures during the first quarter of 2024.

Change in fair value of contingent consideration

	Three Months Ended		Change
(in thousands, except for percentage)	March 29, 2025	March 30, 2024	$	%
Change in fair value of contingent consideration	$—	$295	$(295)	(100.0%)
Activity relating to the change in fair value of contingent consideration relates to contingent consideration associated with the acquisition of Bioness in March 2021. Certain milestones were achieved during the fourth quarter of 2024 and as a result, we ceased revaluing the contingent consideration liability. We paid $9.0 million of contingent consideration in February 2025 and will pay the remaining $10.6 million during 2025.
Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	March 29, 2025	March 30, 2024	$	%
Depreciation and amortization	$1,593	$1,755	$(162)	(9.2%)
Depreciation and amortization decreased during the three months ended March 29, 2025 compared to the prior year comparable period due to certain information technology assets being fully depreciated in 2025.
Loss on disposals

	Three Months Ended		Change
(in thousands, except for percentage)	March 29, 2025	March 30, 2024	$	%
Loss on disposals NM = Not Meaningful	$81	$—	$81	NM
Loss on disposals during the three months ended March 29, 2025 resulted from working capital adjustments associated with the sale of our Advanced Rehabilitation Business.
Other expense

	Three Months Ended		Change
(in thousands, except for percentage)	March 29, 2025	March 30, 2024	$	%
Interest expense, net	$7,509	$10,339	$(2,830)	(27.4%)
Other expense, net	$777	$63	$714	NM
Interest expense, net decreased during the three months ended March 29, 2025 compared to the prior year comparable period due to less debt outstanding and a decrease in interest rates. The increase in other expense, net of $0.7 million was due to fluctuations in foreign currency compared to the prior year comparable period.
Income tax (benefit) expense, net

	Three Months Ended		Change
(in thousands, except for percentage)	March 29, 2025	March 30, 2024	$	%
Income tax (benefit) expense, net	$(95)	$907	$(1,002)	(110.5%)
Effective tax rate	2.8%	16.6%		(13.8%)
The rate change for the three months ended March 29, 2025 compared to the prior year comparable period was due to the divestiture of the Advanced Rehabilitation Business and foreign income tax offset by the release of certain reserves for uncertain tax positions in 2025. The effective tax rate for the three months ended March 30, 2024 was based upon taxable income in certain entities including activity generated from the Advance Rehabilitation Business.
Noncontrolling interest
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC in which we owned 80.8% and 80.6% at March 29, 2025 and December 31, 2024, respectively. We have a majority economic interest and the sole voting interest in and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a noncontrolling interest representing the 19.2% that is owned by the Continuing LLC Owner. Noncontrolling interest activity during the three months ended March 29, 2025 was the result of losses recorded.

Segment Adjusted EBITDA

	Three Months Ended		Change
(in thousands, except for percentage)	March 29, 2025	March 30, 2024	$	%
U.S.	$17,055	$19,756	$(2,701)	(13.7%)
International	$2,157	$2,867	$(710)	(24.8%)
U.S.
Adjusted EBITDA decreased $2.7 million, or 13.7%, primarily due to lower gross profit resulting from the divestiture of our Advanced Rehabilitation Business, partially offset with lower compensation related expenses.
International
Adjusted EBITDA decreased $0.7 million or 24.8%, primarily due to lower gross profit resulting from the divestiture of our Advanced Rehabilitation Business, partially offset with lower administrative expenses.
Liquidity and Capital Resources
Sources of liquidity
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, clinical trials, and capital expenditures. We expect these needs to continue as we develop and market new products and further expand into international markets.
On December 31, 2024, we closed the sale of the Advanced Rehabilitation Business, which was considered non-core and required additional research and development expenditures to achieve its next stage of growth. We received $24.7 million at closing, net of transactional fees, subject to a post-closing adjustment for net working capital expected to be settled in the second quarter of 2025. The proceeds were used to pay $20.0 million in long-term debt obligations on December 31, 2024. We may also receive an aggregate of $20.0 million in potential earn-out payments, which are based on the achievement of certain revenue and financial metric thresholds in respect to sales of products from the Advanced Rehabilitation Business during the 2025 and 2026 fiscal years.
We believe that we have enough liquidity to continue operations for the next twelve months and to repay the $10.0 million due October 29, 2025. We anticipate that to the extent that we require capital, we will obtain funding through additional equity financings or the incurrence of other indebtedness or a combination of these potential sources of capital. As of March 29, 2025, we had the ability to borrow up to an additional $27.8 million on our Revolving Credit Facility and available letters of credit. We may explore divestiture opportunities for non-core assets to improve our liquidity position. In addition, we may raise additional funds to finance future cash needs through receivables or royalty financings or corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities or convertible debt, our stockholders will experience dilution. The covenants under the Amended 2019 Credit Agreement limit our ability to obtain additional debt financing. Debt financing, if allowed under the Amended 2019 Credit Agreement and if available, would result in increased payment obligations and might involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, or making capital expenditures. If we raise additional funds through collaboration and licensing arrangements with third parties, it might be necessary to relinquish valuable rights to our products, future revenue streams or product candidates, or to grant licenses on terms that might not be favorable to us. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any failure to raise capital in the future might have a negative impact on our financial condition and our ability to pursue our business strategies.
Cash Requirements
There have been no material changes to our future cash requirements as disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 10-K.
We enter into contracts in the normal course of business with various third parties for development, collaboration and other services for operating purposes. These contracts generally provide for termination upon notice. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. Certain agreements include contingent events that upon occurrence would require payment. For information regarding commitments and contingencies, refer to Item 1. Financial Information—Notes to the unaudited consolidated condensed financial statements—Note 10. Commitments and contingencies.

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
Indebtedness
The Amended 2019 Credit Agreement contains customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of Bioventus LLC’s equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of assets of Bioventus LLC and its subsidiaries, as well as limitations on making changes to the business and organizational documents of Bioventus LLC and its subsidiaries. Financial covenant requirements include a maximum debt leverage ratio and an interest coverage ratio. In addition, during the period commencing on the Closing Date and ending upon the satisfaction of certain conditions occurring not prior to October 29, 2025, the Company will be subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10.0 million as of the end of each calendar month during such period. The Term Loan Facilities will mature on October 29, 2026. The Revolver will mature on October 29, 2025. We were in compliance with the financial covenants as stated with the Amended 2019 Credit Agreement as of March 29, 2025.
We have an outstanding Revolver balance of $10.0 million as of March 29, 2025, which was borrowed and used for working capital needs. The Revolver matures on October 29, 2025.
Refer to Item 1. Financial Information—Notes unaudited consolidated condensed financial statements—Note 1. Organization for further details on the Company’s covenant compliance and Note 4. Financial instruments for further details on the Company’s indebtedness.
Other
For information regarding Commitments and Contingencies, refer to Item 1. Financial Information—Notes to the unaudited consolidated condensed financial statements—Note 10. Commitments and contingencies and —Note 3. Divestitures of this Quarterly Report on Form 10-Q.
Information regarding cash flows
Cash and cash equivalents as of March 29, 2025 totaled $22.8 million, compared to $41.6 million as of December 31, 2024. The change in cash was primarily due to the following:

	Three Months Ended		Change
(in thousands, except for percentage)	March 29, 2025	March 30, 2024	$	%
Net cash from operating activities	$(19,331)	$(6,005)	$(13,326)	221.9%
Net cash from investing activities	(826)	(1,000)	174	(17.4%)
Net cash from financing activities	947	(4,242)	5,189	(122.3%)
Effect of exchange rate changes on cash	430	(544)	974	(179.0%)
Net change in cash, cash equivalents and restricted cash	$(18,780)	$(11,791)	$(6,989)	59.3%

Operating Activities
Net cash from operating activities decreased $13.3 million, due to larger compensation payments in 2025 compared to the prior year and a decline in sales and an increase in inventory purchases. These operating cash outflows were partially offset by a decrease in interest payments resulting from the timing of interest payments and less debt outstanding.
Investing Activities
Net cash from investing activities increased $0.2 million, due to the $0.7 million purchase of distribution rights for one of our HA products in 2024, partially offset by a $0.5 million increase in capital expenditures primarily related to information technology.
Financing Activities
Net cash flows from financing activities increased $5.2 million, due to $10.0 million in net borrowings on our Revolver and $4.2 million less in principal and deferred financing payments during 2024. These financing cash inflows were partially offset by a $9.0 million payment for contingent consideration related to a previous acquisition.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations as disclosed in our 2024 10-K.
Critical Accounting Estimates
Our discussion of operating results is based upon the unaudited consolidated condensed financial statements and accompanying notes, which have been prepared in accordance with U.S. GAAP. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our estimates are based on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. In the event we dispose of assets before the end of their previously stated useful life, we may incur an impairment charge. Our critical accounting estimates are detailed in Part II. Item 7. Management’s Discussion and Analysis of Financial condition and Results of Operations of our 2024 10-K and we have no material changes to such disclosures.
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
The Company is also considered a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), which was determined as of the last day of the Company’s second fiscal quarter of 2024. The Company will continue to be categorized as a smaller reporting company-accelerated filer until the Company’s public float reaches a certain threshold. The Company may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risks as disclosed in our 2024 10-K.
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

Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 29, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court and the Court preliminarily approved the Settlement Agreement on August 13, 2024. The Court entered judgment on December 18, 2024, granting final approval of the terms of the Settlement Agreement and dismissing all claims against the defendants, including the Company. The parties settled without any admission of liability or wrongdoing by any party. The settlement amount of $15.3 million, together with interest earned thereon, has been paid by the defendants and/or the defendant’s insurers. The Company incurred $0.02 million and $13.8 million of net shareholder litigation costs (including estimated settlement and reimbursement) during the three months ended March 29, 2025 and year ended December 31, 2024, respectively, under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive loss.
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

On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et. al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the United States District Court for the District of Delaware granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, Case No.: 1:23-cv-01099-RGA. The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025, the parties submitted a status update requesting more time to continue their settlement discussions, noting that they would file another status update by June 23, 2025. The Court granted the request.
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
On February 20, 2025, plaintiff Jeffrey Vince refiled a Verified Stockholder Derivative Complaint against certain of Bioventus’ current and former officers and directors, naming Bioventus as a nominal defendant only, in Delaware Chancery Court, captioned Jeffrey Vince v. Kenneth M. Reali et al., C.A. No. 2025-0192-LWW (Del. Ch.). Like the prior complaint, which he voluntarily dismissed, Vince asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On March 24, 2025, the defendants filed a motion to dismiss the complaint.
On February 26, 2025, plaintiff James Bouchereau filed a Verified Stockholder Derivative Complaint against certain of Bioventus’s current and former officers and directors, naming Bioventus as a nominal defendant only, in Delaware Chancery Court, captioned James Bouchereau v. Kenneth M. Reali et al., C.A. No. 2025-0214-BWD (Del. Ch.). The complaint is identical to the Vince complaint and asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. The Defendants have not yet been served.
On March 6, 2025, plaintiff Jung Jae Hyung filed a derivative complaint against certain of Bioventus’s current and former officers and directors, naming Bioventus as a nominal defendant only, in in the United States District Court for the Middle District of North Carolina, captioned Jung Jae Hyung v. Kenneth M. Reali et al., No. 1:25-cv-177 (M.D.N.C. 2025). Like the other derivative cases, the Hyung case asserts violations of Section 14(a) of the Exchange Act, contribution, breaches of fiduciary duties, aiding and abetting, gross mismanagement, waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case.
The Company believes the claims alleged in the above derivative matters lack merit and intends to defend itself vigorously. Except as described above, the outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading Risk Factors included in our 2024 10-K, which could materially affect our businesses, financial condition, or future results. There have been no material changes in our risk factors from those described in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended March 29, 2025, none of our directors or officers (as defined in rule 16a-1 (f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewith
10.1∧	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (2025)	10-K	001-37844	10.15	3/11/2025
10.2∧	Form of Bioventus Performance Restricted Stock Unit Award Grant Notice and Agreement	10-K	001-37844	10.16	3/11/2025
31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended						*
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						***
101.SCH	Inline XBRL Taxonomy Extension Schema Document						***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						***
101.DEF	Inline XBRL Extension Definition Linkbase Document						***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						***

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	`	Filed / Furnished Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)						*
∧    Indicates management contract or compensatory plan.
*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BIOVENTUS INC.

May 6, 2025	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)