Form 10-Q
period 2025-06-28
Bioventus Inc.
filed 2025-08-06
CIK 1665988

‘ m

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 31, 2025, there were 66,892,303 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to “Bioventus,” “we,” “us,” “our,” the “Company,” and similar references refer to Bioventus Inc. and its consolidated subsidiaries, including Bioventus LLC (“BV LLC”).
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements regarding our business strategy, including, without limitation, the impact of the divestiture of our Advanced Rehabilitation Business and impact of our new credit facility on our financial condition and operations; our domestic and international operations and expected financial performance and condition; the effect of regulatory approvals; our ability to commercialize our products and timeframe; sales trends; estimated market opportunities, position and growth; and impacts of inflation and ongoing conflicts in Ukraine and the Middle East. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things: the risks related to tariffs and unexpected changes in tariffs, trade barriers and regulatory requirements, export licensing requirements or other restrictive actions by the United States or retaliatory tariffs and other actions taken by foreign governments; the risk that we might not realize some or all of the benefits expected to result from the divestiture of our Advanced Rehabilitation Business or new credit facility; the FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; we may be unable to successfully commercialize newly developed or acquired products or therapies within expected timeframes; if clinical studies of our future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; if we fail to properly manage growth or scale our business processes, systems, or data management, our business could suffer; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel necessary to execute our strategic plans; we may face issues with respect to the supply of our products or their components due to product quality and regulatory compliance issues, including increased costs, disruptions of supply, shortages, contamination or mislabeling; we might not meet certain of our debt covenants under our 2025 Credit Agreement and might be required to repay our indebtedness on an accelerated basis; there are restrictions on operations and other costs associated with our indebtedness; we might require additional capital to fund our current financial obligations and support business growth; failure to establish and maintain effective financial controls could adversely affect our business and stock price; we might not be able to complete acquisitions or successfully integrate new businesses, products or technologies in a cost-effective and non-disruptive manner; our cash is maintained at financial institutions, often in balance that exceed federally insured limits; we are subject to securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses or costs not covered by our insurers, and may result in unfavorable outcomes; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; the proposed down classification of non-invasive bone growth stimulators, including our EXOGEN system, by the FDA could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of EXOGEN; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products, the procedures using our products, such as our hyaluronic acid (“HA”)

viscosupplements, or future products we may seek to commercialize; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products, the procedures using our products; pricing and other competitive factors; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; if our HA products are reclassified from medical devices to drugs in the United States by the FDA, it could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; issues relating to the supply of our products or their components due to product quality and regulatory compliance issues, including increased costs, disruptions of supply, shortages, contamination or mislabeling; our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture certain of our products; economic, political, regulatory and other risks related to international sales, manufacturing and operations; failure to maintain contractual relationships; security breaches, unauthorized access to our disclosure of information, cyberattacks, or other incidents, or the perception that confidential information in our or our vendors’ or service providers’ possession or control is not secure; failure of key information technology and communications systems, process or sites; risks related to our future capital needs; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; unstable political or economic conditions; legislative or regulatory reforms; our business might experience adverse impacts due to public health outbreaks; risks related to intellectual property matters; the dilution of our Class A common stockholders upon an exchange of the outstanding common membership interests in BV LLC could adversely affect the market price of our Class A common stock and the resale of such shares could cause the market price of our Class A common stock to fall; and other important factors described in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Reports on Form 10-Q, as may be further updated from time to time in our other filings with the SEC. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Bioventus Inc.
Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)
Three and Six Months Ended June 28, 2025 and June 29, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$147,660	$151,217	$271,536	$280,674
Cost of sales (including depreciation and amortization of $10,603, $11,021, $20,868 and $21,046, respectively)	45,570	47,578	86,390	88,655
Gross profit	102,090	103,639	185,146	192,019
Selling, general and administrative expense	79,110	96,668	152,612	175,443
Research and development expense	3,172	4,210	6,183	6,837
Change in fair value of contingent consideration	—	300	—	595
Depreciation and amortization	1,439	2,064	3,032	3,819
Impairment of assets	—	31,870	—	31,870
Loss on disposals	1	—	82	—
Operating income (loss)	18,368	(31,473)	23,237	(26,545)
Interest expense, net	7,494	9,924	15,003	20,263
Other expense, net	561	159	1,338	222
Other expense	8,055	10,083	16,341	20,485
Income (loss) before income taxes	10,313	(41,556)	6,896	(47,030)
Income tax expense (benefit), net	1,041	(7,339)	946	(6,432)
Net income (loss)	9,272	(34,217)	5,950	(40,598)
(Income) loss attributable to noncontrolling interest	(1,813)	8,535	(1,128)	10,026
Net income (loss) attributable to Bioventus Inc.	$7,459	$(25,682)	$4,822	$(30,572)

Net income (loss)	$9,272	$(34,217)	$5,950	$(40,598)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustments	1,593	(426)	2,226	(1,011)
Comprehensive income (loss)	10,865	(34,643)	8,176	(41,609)
Comprehensive income (loss) attributable to noncontrolling interest	(2,118)	8,619	(1,555)	10,226
Comprehensive income (loss) attributable to Bioventus Inc.	$8,747	$(26,024)	$6,621	$(31,383)

Income (loss) per share of Class A common stock:
Basic	$0.11	$(0.40)	$0.07	$(0.48)
Diluted	$0.11	$(0.40)	$0.07	$(0.48)

Weighted-average shares of Class A common stock outstanding:
Basic	66,500,433	64,056,759	66,258,679	63,720,342
Diluted	68,536,759	64,056,759	68,765,591	63,720,342

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Balance Sheets as of June 28, 2025 and December 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

	June 28, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$32,910	$41,582
Accounts receivable, net	132,367	127,393
Inventory	96,465	92,475
Prepaid and other current assets	13,461	14,160
Total current assets	275,203	275,610
Property and equipment, net	24,512	27,012
Goodwill	7,462	7,462
Intangible assets, net	386,954	404,729
Operating lease assets	6,225	6,506
Deferred tax assets	4,745	4,745
Investment and other assets	1,687	1,892
Total assets	$706,788	$727,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,245	$23,690
Accrued liabilities	113,666	135,879
Current portion of long-term debt	43,358	27,339
Current portion of contingent consideration	—	19,573
Other current liabilities	4,411	3,917
Total current liabilities	185,680	210,398
Long-term debt, less current portion	297,880	308,288
Deferred income tax liabilities	651	564
Other long-term liabilities	21,278	23,102
Total liabilities	505,489	542,352
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of June 28, 2025 and December 31, 2024, 66,885,359 and 65,758,341 shares issued and outstanding as of June 28, 2025 and December 31, 2024, respectively	67	66
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of June 28, 2025 and December 31, 2024	16	16
Additional paid-in capital	514,772	508,092
Accumulated deficit	(352,839)	(357,661)
Accumulated other comprehensive loss	(774)	(2,573)
Total stockholders’ equity attributable to Bioventus Inc.	161,242	147,940
Noncontrolling interest	40,057	37,664
Total stockholders’ equity	201,299	185,604
Total liabilities and stockholders’ equity	$706,788	$727,956
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
Three and Six Months Ended June 28, 2025 and June 29, 2024
(Amounts in thousands, except share amounts)(Unaudited)

Three Months Ended June 28, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at March 29, 2025	66,231,388	$66	15,786,737	$16	$510,422	$(2,062)	$(360,298)	$37,335	$185,479
Issuance of Class A common stock for equity plans	653,971	1	—	—	1,316	—	—	—	1,317
Net income	—	—	—	—	—	—	7,459	1,813	9,272
Equity-based compensation	—	—	—	—	3,034	—	—	609	3,643
Distribution to members	—	—	—	—	—	—	—	(5)	(5)
Translation adjustment	—	—	—	—	—	1,288	—	305	1,593
Balance at June 28, 2025	66,885,359	$67	15,786,737	$16	$514,772	$(774)	$(352,839)	$40,057	$201,299

Three Months Ended June 29, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at March 30, 2024	63,672,170	$64	15,786,737	$16	$497,297	$325	$(326,426)	$46,156	$217,432
Issuance of Class A common stock for equity plans	1,499,989	1	—	—	495	—	—	—	496
Net loss	—	—	—	—	—	—	(25,682)	(8,535)	(34,217)
Change in noncontrolling interest allocation	—	—	—	—	502	—	—	(502)	—
Equity-based compensation	—	—	—	—	4,685	—	—	1,092	5,777
Translation adjustment	—	—	—	—	—	(342)	—	(84)	(426)
Balance at June 29, 2024	65,172,159	$65	15,786,737	$16	$502,979	$(17)	$(352,108)	$38,127	$189,062

Six Months Ended June 28, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2024	65,758,341	$66	15,786,737	$16	$508,092	$(2,573)	$(357,661)	$37,664	$185,604
Issuance of Class A common stock for equity plans	1,127,018	1	—	—	1,466	—	—	—	1,467
Net income	—	—	—	—	—	—	4,822	1,128	5,950
Change in noncontrolling interest allocation	—	—	—	—	159	—	—	(159)	—
Equity-based compensation	—	—	—	—	5,055	—	—	1,002	6,057
Distributions to members	—	—	—	—	—	—	—	(5)	(5)
Translation adjustment	—	—	—	—	—	1,799	—	427	2,226
Balance at June 28, 2025	66,885,359	$67	15,786,737	$16	$514,772	$(774)	$(352,839)	$40,057	$201,299

Six Months Ended June 29, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2023	63,267,436	$63	15,786,737	$16	$494,254	$794	$(321,536)	$47,527	$221,118
Issuance of Class A common stock for equity plans	1,904,723	2	—	—	784	—	—	—	786
Net loss	—	—	—	—	—	—	(30,572)	(10,026)	(40,598)
Change in noncontrolling interest allocation	—	—	—	—	821	—	—	(821)	—
Equity-based compensation	—	—	—	—	7,120	—	—	1,647	8,767
Translation adjustment	—	—	—	—	—	(811)	—	(200)	(1,011)
Balance at June 29, 2024	65,172,159	$65	15,786,737	$16	$502,979	$(17)	$(352,108)	$38,127	$189,062
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Cash Flows
Six Months Ended June 28, 2025 and June 29, 2024
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Operating activities:
Net income (loss)	$5,950	$(40,598)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	23,914	24,875
Provision (benefit) for credit losses	843	(537)
Equity-based compensation	6,057	8,767
Change in fair value of contingent consideration	—	595
Deferred income taxes	87	(8,098)
Impairment of assets	—	31,870
Loss on disposals	82	—
Unrealized (gain) loss on foreign currency fluctuations	(365)	536
Other, net	763	961
Changes in operating assets and liabilities:
Accounts receivable	(4,625)	(21,933)
Inventories	(4,690)	(8,359)
Accounts payable and accrued expenses	(22,681)	22,552
Other current and noncurrent assets and liabilities	1,272	(1,474)
Net cash from operating activities	6,607	9,157
Investing activities:
Settlement from the sale of a business	(686)	—
Purchase of property and equipment	(1,509)	(368)
Investments and acquisition of distribution rights	—	(709)
Net cash from investing activities	(2,195)	(1,077)
Financing activities:
Proceeds from issuance of Class A common stock	1,467	786
Payment of contingent consideration	(19,771)	—
Borrowing on revolver	15,000	—
Payment on revolver	(10,000)	—
Debt refinancing costs	—	(1,180)
Payments on long-term debt	—	(11,320)
Other, net	(412)	(373)
Net cash from financing activities	(13,716)	(12,087)
Effect of exchange rate changes on cash	632	(963)
Net change in cash and cash equivalents	(8,672)	(4,970)
Cash and cash equivalents at the beginning of the period	41,582	36,964
Cash and cash equivalents at the end of the period	$32,910	$31,994
Supplemental disclosure of noncash investing and financing activities
Accounts payable for purchase of property, plant and equipment	$196	$205

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
The Company is a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically-proven solutions. The Company is headquartered in Durham, North Carolina and had approximately 950 employees at June 28, 2025.
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
The Company concluded that these errors were not material, individually or in the aggregate, as evaluated under the Securities and Exchange Commission Staff Accounting Bulletin Topic 1.M - Materiality, Topic 1.N - Considering the Effects of Prior Year Misstatements in Current Year Financial Statements and Financial Accounting Standards Board ASC 250-10, Accounting Changes and Error Corrections. To facilitate comparison between periods, the Company will adjust previously reported financial information for the immaterial error in future filings, as further explained below.

The Company revised the following amounts in the consolidated statements of operations, the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity, as applicable, originally reported in the Form 10-Q for the quarterly period ended June 29, 2024, in this Quarterly Report on Form 10-Q for the period ended June 28, 2025:

	Three Months Ended			Six Months Ended
Consolidated statements of operations and comprehensive loss — Three and Six Months Ended June 29, 2024 (Unaudited)	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Selling, general and administrative expense	$94,785	$1,883	$96,668	$173,191	$2,252	$175,443
Research and development expense	3,988	222	4,210	6,585	252	6,837
Operating loss	(29,368)	(2,105)	(31,473)	(24,041)	(2,504)	(26,545)
Loss before income taxes	(39,451)	(2,105)	(41,556)	(44,526)	(2,504)	(47,030)
Net loss	(32,112)	(2,105)	(34,217)	(38,094)	(2,504)	(40,598)
Loss attributable to noncontrolling interest	8,120	415	8,535	9,532	494	10,026
Net loss attributable to Bioventus Inc.	(23,992)	(1,690)	(25,682)	(28,562)	(2,010)	(30,572)
Comprehensive loss	(32,538)	(2,105)	(34,643)	(39,105)	(2,504)	(41,609)
Comprehensive loss attributable to noncontrolling interest	8,204	415	8,619	9,732	494	10,226
Comprehensive loss attributable to Bioventus Inc.	(24,334)	(1,690)	(26,024)	(29,373)	(2,010)	(31,383)
Loss per share of Class A common stock - basic and diluted	$(0.37)	$(0.03)	$(0.40)	$(0.45)	$(0.03)	$(0.48)

Consolidated Balance Sheets — December 31, 2024	As Previously Reported	Adjustments	As Adjusted
Additional paid in capital	$505,509	$2,583	$508,092
Accumulated deficit	(355,078)	(2,583)	(357,661)
Net loss attributable to Bioventus Inc. was misstated for the annual period ended December 31, 2024 and for the quarterly period ended September 28, 2024 by $2,583 and $341 respectively. If recorded, these amounts would have increased the loss attributable to Bioventus Inc. in those respective periods.
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
In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosures regarding income statement expense categories. The additional disclosures will further disaggregate relevant expense captions in tabular form within the notes to the consolidated financial statements because they include one or more expense categories such as: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. ASU 2024-03 also requires: (i) disclosure of certain amounts that are already required to be disclosed under current requirements in the same disclosure as the other disaggregation requirements; (ii) a qualitative description of the amount remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iii) disclosure of the total amount of selling expenses. In January 2025, the FASB issued Accounting Standards Update 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date, further defining that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within the annual reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2024-03 to determine its impact on the Company’s disclosures and plans to adopt ASU 2024-03 in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2027. The Company expects that further disaggregation of income statement captions will be necessary, which will be disclosed in the notes to the consolidated financial statements upon the adoption of ASU 2024-03.
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
Accounts receivable, net of allowances, consisted of the following as of:

	June 28, 2025	December 31, 2024
Accounts receivable	$135,265	$130,257
Less: Allowance for credit losses	(2,898)	(2,864)
	$132,367	$127,393
Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on aging of the accounts receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company had one customer representing approximately 19.9% and 20.4% of the accounts receivable balance as of June 28, 2025 and December 31, 2024, respectively. Historically, the Company’s allowance for credit losses have been adequate to cover credit losses.
Inventory
Inventory consisted of the following as of:

	June 28, 2025	December 31, 2024
Raw materials and supplies	$23,438	$22,098
Finished goods	73,027	70,377
	$96,465	$92,475

Accrued liabilities
Accrued liabilities consisted of the following as of:

	June 28, 2025	December 31, 2024
Gross-to-net deductions	$66,925	$66,405
Bonus and commission	15,781	32,647
Compensation and benefits	6,960	7,598
Accrued interest	4,426	5,324
Income and other taxes	4,644	3,868
Other liabilities	14,930	20,037
	$113,666	$135,879
3. Divestitures
On December 31, 2024, the Company closed the sale of certain products within its advanced rehabilitation business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (collectively, the “Advanced Rehabilitation Business”). The Advanced Rehabilitation Business was considered non-core and required additional research and development expenditures to achieve its next stage of growth. The Company received $24,678 at closing, net of transactional fees, subject to a post-closing adjustment for net working capital. The Company paid $686 in the second quarter of 2025 to settle the adjustment for net working capital. The proceeds from the sale were used to pay $20,000 in long-term debt obligations on December 31, 2024. The Company may also receive an aggregate of $20,000 in potential earn-out payments, which are based on the achievement of certain revenue and financial metric thresholds in respect to sales of products from the Advanced Rehabilitation Business during the 2025 and 2026 fiscal years.
4. Financial instruments
Long-term debt consisted of the following as of:

	June 28, 2025	December 31, 2024
Amended Term Loan due October 2026 (7.79% at June 28, 2025)	$337,864	$337,864
Revolver due October 2025 (7.79% at June 28, 2025)	5,000	—
Less:
Current portion of long-term debt(a)	(43,358)	(27,339)
Unamortized debt issuance cost	(834)	(1,147)
Unamortized discount	(792)	(1,090)
	$297,880	$308,288
(a)Consists of (i) $38,358 for current portion of the Amended Term Loan and (ii) the outstanding Revolver balance of $5,000.
Amended Term Loan
On December 6, 2019, the Company entered into a Credit and Guaranty Agreement (the “2019 Credit Agreement”) that consisted of a $200,000 term loan (“Original Term Loan”) and a $50,000 revolving facility (the “Revolver”). The Company amended the 2019 Credit Agreement on August 29, 2021, and then again on October 29, 2021 in connection with the acquisition of Misonix, Inc. in which the Company prepaid $80,000 on the Original Term Loan. The 2019 Credit Agreement, as amended, subsequent to the prepayment, was comprised of a $360,750 term loan (“Term Loan”) and the Revolver.
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
On March 31, 2023, the Company entered into another amendment to the 2019 Credit Agreement to, among other things, modify certain financial covenants, waive covenant noncompliance at December 31, 2022, and modify interest rates applicable to borrowings under the 2019 Credit Agreement.

On January 18, 2024 (the “Closing Date”), the Company further amended the 2019 Credit Agreement (collectively, with the August 2021, October 2021, July 2022 and March 2023 amendments, the “Amended 2019 Credit Agreement”), to further modify certain financial covenants under the 2019 Credit Agreement. The Company was in compliance with the financial covenants within the 2019 Credit Agreement as of June 28, 2025.
The Term Loan Facilities mature on October 29, 2026 (“Maturity”). The Revolver matures on October 29, 2025.
Secured overnight financing rate (“SOFR”) loans and base rate loans had a margin of 3.25% and 2.25%, respectively, subsequent to July 11, 2022 and prior to the Closing Date. Subsequent to the March 31, 2023 amendment, SOFR loans and base rate loans had a margin of 4.25% and 3.25%, respectively. All obligations under the Amended 2019 Credit Agreement are guaranteed by the Company and certain wholly owned subsidiaries where substantially all the assets of the Company collateralize the obligations.
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
The January 2024 amendment had deferred financing costs of $1,180, of which $325 was recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive income (loss) during the six months ended June 29, 2024 and $855 was capitalized on the consolidated condensed balance sheets. There were no losses on debt refinancing and modification as a result of the January 2024 amendment.
As of June 28, 2025, $336,238 was outstanding on the Term Loan Facilities, net of original issue discount of $792 and deferred financing costs of $834. Capitalized deferred fees are amortized to interest expense on a straight-line basis over the term of the Term Loan Facilities, which approximates the effective interest method. Interest expense includes deferred cost amortization of $381 for both the three months ended June 28, 2025 and June 29, 2024 and $762 for both the six months ended June 28, 2025 and June 29, 2024.
The estimated fair value of the Term Loan Facilities, using the midpoint of the Bloomberg Valuation, was $332,147 as of June 28, 2025. This is classified as a Level 2 instrument within the fair value hierarchy.
Revolver and Letters of Credit
The Revolver was initially a five-year revolving credit facility, that was subsequently reduced to a four-year revolving credit facility in the Amended 2019 Credit Agreement, which includes revolving and swingline loans as well as letters of credit (“LOC”). The Revolver’s capacity was reduced by $5,000 on December 31, 2023 and June 30, 2024 in accordance with the Amended 2019 Credit Agreement establishing a $40,000 credit line. LOCs are available in an amount not to exceed $7,500. Revolving loans are due at the earlier of termination or Maturity. Swingline loans are available as base interest rate (“BR”) option loans only and must be outstanding for at least five days. Swingline loans are due the fifteenth or last day of a calendar month or Maturity, whichever is earlier. As of June 28, 2025, the Company had three LOCs outstanding, leaving approximately $5,300 available. During the first quarter of 2025, the Company borrowed $15,000 on the Revolver for working capital considerations and repaid $10,000 through the second quarter of 2025, leaving a $5,000 balance and $35,000 in availability on the Revolver at June 28, 2025 excluding outstanding LOCs. The Company paid the remaining Revolver balance of $5,000 on July 11, 2025. The Company had no outstanding borrowings as of December 31, 2024.
2025 Credit Agreement
On July 31, 2025, the Company entered into a Credit Agreement (the “2025 Credit Agreement”) consisting of a $300,000 term loan facility (the “2025 Term Loan”) and a $100,000 revolving credit facility (the “2025 Revolver”) with Wells Fargo Bank, National Association and a syndicate of financial institutions and other entities (the “Lenders”). The proceeds resulting from the 2025 Term Loan, $30,000 in borrowings on the 2025 Revolver and $2,562 in available cash were used to repay the outstanding Term Loan balance under the Amended 2019 Credit Agreement, which totaled $332,562 on July 31, 2025. A scheduled principal payment on the Term Loan of $5,302 had previously been made on June 30, 2025.

The 2025 Term Loan and 2025 Revolver mature on July 31, 2030 (“Maturity”). Scheduled principal payments for the 2025 Term Loan are as follows:

Period	Quarterly	Annually
2025	$3,750	$3,750
2026	3,750	15,000
2027	3,750	15,000
2028	3,750	15,000
2029	3,750	15,000
2030	3,750	7,500
2030 - Final payment at Maturity	—	228,750
Interest - 2025 Credit Agreement
The 2025 Term Loan and the 2025 Revolver permit the Company to elect either the SOFR or The Base Rate (“BR”) options for the entire amount or certain portions of the loans. Both the SOFR and BR options have interest rates equal to a formula derived base interest rate plus a margin, tied to a leverage ratio. The leverage ratio is the ratio of consolidated net indebtedness to consolidated EBITDA as defined in the 2025 Credit Agreement. BR portions of the 2025 Term Loan are based on the Federal Funds Rate plus 0.50% and are due the last day of each calendar quarter-end. SOFR portions of the Term Loan Facilities are determined for periods (“Interest Periods”) of one, three or six months at the Company’s discretion. Interest based upon SOFR is paid on the last day of each Interest Period or, in the case of Interest Periods longer than three months, every three months. The applicable interest margins will initially be 2.50% and 1.50% for SOFR and BR loans, respectively.
The 2025 Revolver includes an initial annual commitment fee of 0.30% based on the average daily amount of the available revolving commitment, assuming any swingline loans outstanding are zero. There were no swingline loans outstanding as of July 31, 2025. Outstanding LOCs under the 2025 Credit Agreement are limited to $7,500. The 2025 Revolver’s commitment fee is payable quarterly in arrears on the last day of each calendar quarter and at Maturity. The commitment rate is adjusted after the quarterly financial statements are delivered to lenders based upon the leverage ratio.
Pricing grids are used to determine the applicable loan margins based on the type of loan and the leverage ratio. The loan margin is adjusted after the quarterly financial statements are delivered to the lenders in accordance with the below pricing grid, which reflects the margins in effect under the 2025 Credit Agreement:

Leverage ratio	SOFR	BR	Commitment Fee
< 2.00 to 1.00	1.75%	0.75%	0.20%
≥ 2.00 to 1.00 < 2.50 to 1.00	2.00%	1.00%	0.20%
≥ 2.50 to 1.00 < 3.00 to 1.00	2.25%	1.25%	0.30%
≥ 3.00 to 1.00 < 3.50 to 1.00	2.50%	1.50%	0.30%
≥ 3.50 to 1.00	2.75%	1.75%	0.30%
All outstanding LOCs incur fees equal to the interest margin for SOFR based loans under the 2025 Revolver on the undrawn and unexpired amount of each LOC. The fees are payable quarterly in arrears on the last day of the calendar quarter.
Covenants - 2025 Credit Agreement
The 2025 Credit Agreement contains affirmative and negative covenants applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Company to, subject to negotiated exceptions, incur additional indebtedness, liens on its assets, engage in acquisitions or dispositions, pay dividends or make other distributions, enter into transactions with affiliated persons, make investments, change the nature of its business or organizational documents, or prepay or make modifications to other indebtedness that would adversely affect the Lenders. The 2025 Credit Agreement also contains financial covenants including a maximum consolidated total net leverage ratio of 4.00 to 1.00 for the fiscal quarter ending September 30, 2025 through the fiscal quarter ending December 31, 2025, and starting with the fiscal quarter ending March 31, 2026 and for each fiscal quarter thereafter, a maximum consolidated total net leverage ratio of 3.50 to 1.00. The Company may elect to increase such ratio level by 0.50 to 1.00 following certain permitted acquisitions. A minimum interest coverage ratio of 2.50 to 1.00 must also be maintained. The 2025 Revolver includes standard provisions related to conditions of borrowing and customary events of default. The Company does not expect any of these restrictions to affect or limit its ability to conduct business in the ordinary course.

Interest Rate Swaps
On August 1, 2025, the Company entered into two interest rate swaps (“Interest Rate Swaps”) to hedge the interest rate risk associated with the Company’s floating-rate SOFR-based borrowings under the 2025 Credit Agreement. The Company will pay a fixed interest rate in exchange for SOFR-based variable interest throughout the life of the Interest Rate Swaps. The Interest Rate Swaps have a weighted average fixed interest rate of 3.60% and an underlying notional value of $150,000, or 50.0% of the 2025 Term Loan.
5. Fair value measurements
The process for determining fair value has not changed from that described in the Annual Report on Form 10-K for the year ended December 31, 2024.
There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 or Level 2 inputs. The following table provides information for liabilities measured at fair value on a recurring basis using Level 3 inputs:

	June 28, 2025		December 31, 2024
	Total	Level 3	Total	Level 3
Liabilities:
Current portion of contingent consideration	—	—	19,573	19,573
Total liabilities:	$—	$—	$19,573	$19,573
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
A summary of the unobservable Level 3 inputs utilized for the above liability were as follows:

	Valuation Technique	Unobservable inputs	Range
Bioness contingent consideration	Discounted cash flow	Payment discount rate	6.4% - 6.8%
		Payment period	2025
Significant changes in these assumptions could have resulted in a higher or lower fair value. The contingent consideration reported in the above table resulted from the acquisition of Bioness, Inc. (“Bioness”) on March 30, 2021 and was comprised of future earn-out payments contingent upon the achievement of certain research and development projects as well as sales milestones related to Bioness products. Contingent consideration resulting from the acquisition of Bioness included up to $50,000 in earn-out payments, consisting of: (i) $20,000 for meeting net sales targets for certain implantable products over a three year period ending on June 30, 2025 at the latest; (ii) up to $10,000 for meeting net sales milestones for certain implantable products over a three year period ending on June 30, 2025 at the latest; and (iii) $20,000 for maintaining Centers for Medicare & Medicaid Services coverage and reimbursement for certain products at specified levels as of December 31, 2024. The Company met criteria (iii) during the fourth quarter of 2024 and paid $10,771 and $19,771 of the contingent consideration during the three and six months ended June 28, 2025, respectively. The Company has no future contingent consideration obligations from its acquisition of Bioness.
Contingent consideration was adjusted quarterly based on the passage of time or the anticipated success or failure of achieving certain milestones and is recorded as the change in fair value of contingent consideration within the consolidated condensed statements of operations and comprehensive income (loss). There were no changes in contingent consideration related to Bioness for the three and six months ended June 28, 2025 due to the previously discussed milestone achievement. Changes in contingent consideration totaled $300 and $595 for the three and six months ended June 29, 2024, respectively.

6. Equity-based compensation
2021 Plan
The Company operates an equity-based compensation plan (the “2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock-based and cash awards (collectively, the “2021 Plan Awards”). As of June 28, 2025, 23,233,862 shares of Class A common stock have been authorized to be awarded under the 2021 Plan and 11,209,669 shares were available for 2021 Plan Awards.
2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of June 28, 2025, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 69,050 shares were available for Retention Awards.
Activity under the Plans
Expense
Equity-based compensation, net for Awards granted under the Plans for the three and six months ended June 28, 2025 and June 29, 2024 totaled $3,361, $5,562, $5,775 and $8,552, respectively. Expenses and expense reductions within the consolidated condensed statements of operations and comprehensive income (loss) are primarily included in selling, general and administrative expense with a nominal amount in research and development expense, based upon the department of the employee. There were no income tax benefits related to equity-based compensation expense for the three and six months ended June 28, 2025 and June 29, 2024.
Restricted Stock Units
During the three and six months ended June 28, 2025, the Company granted time-based RSUs which vest at various dates through March 14, 2029. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to RSUs totaled $14,095 at June 28, 2025, and is expected to be recognized over a weighted-average period of approximately 3.04 years. A summary of the RSU award activity for the six months ended June 28, 2025 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2024	2,412	$5.52
Granted	1,402	8.78
Vested	(854)	5.97
Forfeited or canceled	(52)	7.12
Unvested at June 28, 2025	2,908	$6.92
Performance Restricted Stock Units
During the six months ended June 28, 2025, the Company granted PRSUs subject to a 3-year cliff vesting period provided that the designated performance objective is achieved at the end of the period, which is comprised of relative total shareholder return (“TSR”). PRSU compensation expense is recognized on a straight-line basis over the vesting period of 3 years. The fair value of the PRSUs was measured using a Monte Carlo simulation on the date of grant, which measured potential TSR for the Company’s Class A common stock relative to the value of common stock for a group of companies listed in the Russell 2000 Medical Equipment Index and additional companies. The estimated number of shares of the Company’s Class A common stock issuable upon vesting is adjusted upward or downward based on the probability of achieving the TSR established for PRSUs. The actual number of Class A common stock issued generally ranges from 0% to 200% of the target shares at the time of grant.
Unamortized compensation expense related to PRSUs totaled $1,478 at June 28, 2025, and is expected to be recognized over a weighted-average period of approximately 2.50 years. A summary of PRSU award activity for the six months ended June 28, 2025 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2024	—	$—
Granted	159	10.37
Unvested at June 28, 2025	159	$10.37
Stock Options
During the three and six months ended June 28, 2025, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the six months ended June 28, 2025 is shown in the following table:

Risk-free interest rate	4.0% - 4.5%
Expected dividend yield	—%
Expected stock price volatility	37.9% - 38.3%
Expected life of stock options (years)	6.25
The weighted-average grant date fair value of options granted during the six months ended June 28, 2025 was $4.22 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the peer Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $3,915 at June 28, 2025, and is expected to be recognized over a weighted-average period of approximately 3.15 years.
A summary of stock option activity is as follows for the six months ended June 28, 2025 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2024	4,629	$7.73	7.14	$17,049
Granted	566	9.36
Exercised	(159)	5.24
Forfeited or canceled	(252)	12.93
Outstanding at June 28, 2025	4,784	7.73	7.53	$6,442
Exercisable and vested at June 28, 2025	2,292	$9.10	6.39	$2,547
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Class A common stock for options that had exercise prices lower than $6.77 per share, as this was the closing price of the Company’s Class A common stock on June 27, 2025, the last trading day of the second quarter.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of June 28, 2025, the aggregate number of shares reserved for issuance under the ESPP was 1,806,669. A total of 114,803 shares were issued under the ESPP and $282 of expense was recognized during the three and six months ended June 28, 2025. A total of 125,622 shares were issued under the ESPP and $215 of expense was recognized during the three and six months ended June 29, 2024.

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
Noncontrolling interest
In connection with any redemption pursuant to the BV LLC Agreement, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the six months ended June 28, 2025 or during the year ended December 31, 2024. The following table summarizes the ownership interest in BV LLC as of June 28, 2025 and December 31, 2024 (number of units in thousands):

	June 28, 2025		December 31, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	66,885	80.9%	65,758	80.6%
Continuing LLC Owner	15,787	19.1%	15,787	19.4%
Total	82,672	100.0%	81,545	100.0%

8. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator
Net income (loss)	$9,272	$(34,217)	$5,950	$(40,598)
Less: Net (income) loss attributable to noncontrolling interest	(1,813)	8,535	(1,128)	10,026
Net income (loss) attributable to Bioventus Inc. Class A common shareholders	$7,459	$(25,682)	$4,822	$(30,572)

Denominator
Basic weighted-average shares of Class A common stock outstanding	66,500,433	64,056,759	66,258,679	63,720,342
Dilutive effects of:
Stock options	826,918	—	1,090,214	—
Restricted stock units	1,209,408	—	1,416,698	—
Diluted weighted-average shares of Class A common stock outstanding	68,536,759	64,056,759	68,765,591	63,720,342

Net income (loss) per share of Class A common stock—basic	$0.11	$(0.40)	$0.07	$(0.48)
Net income (loss) per share of Class A common stock—diluted	$0.11	$(0.40)	$0.07	$(0.48)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares as of June 28, 2025 and June 29, 2024 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737	15,786,737	15,786,737
Stock options(b)	2,448,343	4,208,043	2,140,912	4,177,250
Restricted stock units(c)	1,178,440	49,784	617,987	25,029
Total	19,413,520	20,044,564	18,545,636	19,989,016
(a)Shares of Class A common stock reserved for future issuance upon redemption or exchange of LLC Interests by the Continuing LLC Owner. LLC Interests are neither dilutive nor anti-dilutive for the periods presented as the assumed redemption for shares of Class A common stock would cause a proportionate increase to net income (loss) attributable to Class A common shareholders—diluted.
(b)Options with exercise prices greater than the average market price of our Class A common stock are excluded from the computation of diluted net income (loss) per share because they are out-of-the-money.
(c)A portion of the restricted stock units are considered anti-dilutive under the treasury stock method as the amount of shares that could be purchased with the assumed proceeds of the restricted stock units exceed the total amount of the underlying shares outstanding.

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
For the three and six months ended June 28, 2025, the Company’s effective tax rate was 10.1% and 13.7%, respectively. For the three and six months ended June 29, 2024, the Company’s effective rate was 17.7% and 13.7%, respectively. The effective rate for the three months ended June 28, 2025 was driven by income in foreign jurisdictions. The effective tax rate for the six months ended June 28, 2025 was based upon foreign income tax partially offset with the release of certain reserves for uncertain tax positions. The effective tax rate for the three and six months ended June 29, 2024 was due to the impairment of intangibles related to the Advanced Rehabilitation Business and taxable income in certain entities.
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
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of June 28, 2025, the Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
10. Commitments and contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases office space, a warehouse and certain equipment under finance leases. The remaining lease terms range from 1 month to 7.8 years.
The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost	$635	$938	$1,247	$1,826
Short-term lease cost(a)	234	326	340	406
Financing lease cost:
Amortization of finance lease assets	150	174	301	332
Interest on lease liabilities	203	217	407	438
Total lease cost	$1,222	$1,655	$2,295	$3,002
(a)Includes variable lease cost and sublease income, which are immaterial.

Supplemental cash flow information and non-cash activity related to leases were as follows:

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,756	$2,319
Operating cash flows from financing leases	$407	$438
Financing cash flows from finance leases	$407	$373

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$738	$132
Financing lease obligations	$56	$—
Current portions of operating and financing lease liabilities are recorded within other current liabilities on the consolidated condensed balance sheets. Noncurrent liabilities resulting from operating and financing leases are recorded within other long-term liabilities. Supplemental balance sheet and other information related to leases are as follows:

	June 28, 2025	December 31, 2024
Operating lease assets	$6,225	$6,506

Operating lease liabilities—other current liabilities	$3,550	$3,102
Operating lease liabilities—other long-term liabilities	5,824	6,940
Total operating lease liabilities	$9,374	$10,042

Property, plant and equipment, net (finance leases)	$11,992	$12,703

Finance lease liabilities—other current liabilities	$860	$815
Finance lease liabilities—other long-term liabilities	9,185	9,571
Total financing lease liabilities	$10,045	$10,386

Weighted-average remaining lease term (years) for leases
Operating leases	2.8	3.1
Finance leases	7.8	8.3

Weighted-average discount rate for leases
Operating leases	5.2%	5.1%
Finance leases	8.1%	8.1%
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
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court and the Court preliminarily approved the Settlement Agreement on August 13, 2024. The Court entered judgment on December 18, 2024, granting final approval of the terms of the Settlement Agreement and dismissing all claims against the defendants, including the Company. The parties settled without any admission of liability or wrongdoing by any party. The settlement amount of $15,250, together with interest earned thereon, has been paid by the defendants and/or the defendant’s insurers. The Company incurred $13, $36 and $13,802 of net shareholder litigation costs (including estimated settlement and reimbursement) during the three and six months ended June 28, 2025 and year ended December 31, 2024, respectively, under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive income (loss).
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
On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the United States District Court for the District of Delaware granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, Case No.: 1:23-cv-01099-RGA. The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025 and on June 23, 2025, the parties submitted status updates requesting more time to continue their settlement discussions. The next status update is due to the Court on August 25, 2025.

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
On March 6, 2025, plaintiff Jung Jae Hyung filed a derivative complaint against certain of Bioventus’s current and former officers and directors, naming Bioventus as a nominal defendant only, in in the United States District Court for the Middle District of North Carolina, captioned Jung Jae Hyung v. Kenneth M. Reali et al., No. 1:25-cv-177 (M.D.N.C. 2025). Like the other derivative cases, the Hyung case asserts violations of Section 14(a) of the Exchange Act, contribution, breaches of fiduciary duties, aiding and abetting, gross mismanagement, waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 13, 2025, the defendants filed a motion to transfer the Hyung case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation, or in the alternative, to dismiss the case. On July 1, 2025, the Court granted the motion and transferred the Hyung case to the District of Delaware. The plaintiff subsequently filed a notice of appeal of that order to the United States Court of Appeals for the Fourth Circuit on July 16, 2025. On July 25, 2025, the plaintiff filed a joint stipulation to voluntarily dismiss the appeal. On July 8, 2025, the plaintiff filed an amended complaint in the District of Delaware. The defendants have not yet been served.
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
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the three and six months ended June 28, 2025 and June 29, 2024 totaled $4,509, $4,594, $8,182 and $8,173, respectively. These royalties are included in cost of sales within the consolidated condensed statements of operations and comprehensive income (loss).
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
From time to time, the Company causes letters of credit (“LOCs”) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. The Company had three LOCs outstanding, each for $2,200 as of June 28, 2025 and December 31, 2024.
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
11. Revenue recognition
Our policies for recognizing sales have not changed from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. The Company had product sales to one customer totaling $16,751 and $30,345 representing 11.3% and 11.2% of net sales, primarily in the U.S. reporting segment during the three and six months ended June 28, 2025, respectively. The same customer had product sales of $18,266 and $31,409 representing 12.2% and 11.3% of net sales during the three and six months ended June 29, 2024, respectively.
The following table presents the Company’s net sales disaggregated by major business within each segment as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
U.S.
Pain Treatments	$64,436	$65,194	$117,122	$115,831
Surgical Solutions	45,747	41,780	86,591	80,120
Restorative Therapies	18,592	27,435	35,582	52,739
Total U.S. net sales	128,775	134,409	239,295	248,690

International
Pain Treatments	8,872	7,066	15,104	13,118
Surgical Solutions	6,969	5,557	11,359	9,511
Restorative Therapies	3,044	4,185	5,778	9,355
Total International net sales	18,885	16,808	32,241	31,984

Total net sales	$147,660	$151,217	$271,536	$280,674
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
The following table presents Segment Adjusted EBITDA reconciled to loss before income taxes:

	Three Months Ended June 28, 2025
	U.S.	International	Consolidated
Net sales	$128,775	$18,885	$147,660
Adjusted cost of sales(a)	28,218	6,749
Adjusted selling expense(b)	37,351	3,220
Adjusted marketing expense(b)	6,657	933
Adjusted general and administrative expense(b)	24,791	2,519
Adjusted research and development expense(c)	2,917	18
Adjusted other segment expense(d)	366	170
Segment Adjusted EBITDA	28,475	5,276	33,751
Interest expense, net			(7,494)
Depreciation and amortization			(12,049)
Shareholder litigation costs			(13)
Equity compensation			(3,643)
Financial restructuring costs			(172)
Loss on disposal of a business			(1)
Other items(e)			(66)
Loss before income taxes			$10,313

	Three Months Ended June 29, 2024
	U.S.	International	Consolidated
Net sales	$134,409	16,808	$151,217
Adjusted cost of sales(a)	29,860	6,697
Adjusted selling expense(b)	38,742	2,695
Adjusted marketing expense(b)	6,047	892
Adjusted general and administrative expense(b)	24,607	3,538
Adjusted research and development expense(c)	3,518	8
Adjusted other segment (income) expense(d)	45	116
Segment Adjusted EBITDA	31,590	2,862	34,452
Interest expense, net			(9,924)
Depreciation and amortization			(13,090)
Acquisition and related costs			(300)
Shareholder litigation costs			(12,502)
Restructuring and succession charges			40
Equity compensation			(5,777)
Financial restructuring costs			5
Impairment of assets			(31,870)
Other items(e)			(2,590)
Loss before income taxes			$(41,556)

	Six Months Ended June 28, 2025
	U.S.	International	Consolidated
Net sales	$239,295	$32,241	$271,536
Adjusted cost of sales(a)	53,615	11,907
Adjusted selling expense(b)	72,067	6,419
Adjusted marketing expense(b)	12,968	1,804
Adjusted general and administrative expense(b)	48,108	4,485
Adjusted research and development expense(c)	5,742	21
Adjusted other segment expense(d)	1,265	172
Segment Adjusted EBITDA	45,530	7,433	52,963
Interest expense, net			(15,003)
Depreciation and amortization			(23,914)
Shareholder litigation costs			(36)
Equity compensation			(6,057)
Financial restructuring costs			(172)
Loss on disposal of a business			(82)
Other items(e)			(803)
Income (loss) before income taxes			$6,896

	Six Months Ended June 29, 2024
	U.S.	International	Consolidated
Net sales	$248,690	31,984	$280,674
Adjusted cost of sales(a)	55,470	12,139
Adjusted selling expense(b)	75,730	5,549
Adjusted marketing expense(b)	11,931	1,534
Adjusted general and administrative expense(b)	47,953	6,611
Adjusted research and development expense(c)	6,442	18
Adjusted other segment (income) expense(d)	(182)	404
Segment Adjusted EBITDA	51,346	5,729	57,075
Interest expense, net			(20,263)
Depreciation and amortization			(24,875)
Acquisition and related costs			(511)
Shareholder litigation costs			(13,670)
Restructuring and succession charges			(13)
Equity compensation			(8,767)
Financial restructuring costs			(347)
Impairment of assets			(31,870)
Other items(e)			(3,789)
Income (loss) before income taxes			$(47,030)
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

(e)Other items primarily include charges associated with strategic transactions, such as potential divestitures and a transformative project to redesign systems and information processing. During the three and six months ended June 28, 2025, other items primarily consisted of divestiture costs related to the Company’s Advanced Rehabilitation Business costs. During the three and six months ended June 29, 2024, other items mostly consisted of strategic transaction and transformative project costs.
13. Subsequent events
2025 Credit Agreement
The Company entered into the 2025 Credit Agreement on July 31, 2025. The Company also entered into two interest rate swaps on August 1, 2025 to hedge interest rate risk associated with the 2025 Credit Agreement. Refer to Note 4. Financial instruments—2025 Credit Agreement and —Interest Rate Swaps for further details.
Tax Legislation
The “One Big Beautiful Bill Act” (“OBBBA”) was signed into law in the United States on July 4, 2025, which is considered the enactment date under U.S. GAAP. Key tax provisions under OBBBA include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to the interest limitations in Section 163(j) of the U.S. Internal Revenue Code (the “Code”), updates to Global Intangible Low Taxed Income and Foreign-Derived Intangible Income rules, and expanded aggregation requirements under Section 162(m) of the Code.
Under U.S. GAAP, the effect of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of OBBBA will be reflected in the Company’s financial statements for the third quarter of 2025. The Company is currently evaluating the impact of OBBBA and does not expect the new legislation to have a material effect on its financial statements.
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
•Pain Treatments, comprised of:
◦Knee Osteoarthritis (“KOA”): Our product portfolio includes a range of intra-articular, hyaluronic acid (“HA”) injections that help relieve patient discomfort and improve quality of life. In the U.S., we also distribute the XCELL Platelet-Rich Plasma (“PRP”) system, a technology that is synergistic with our existing physician call points as many surgeons using HA also use PRP.
◦Peripheral Nerve Stimulation (“PNS”): We are focused on developing a full portfolio of peripheral nerve stimulation products with solutions for acute, temporary and chronic pain.
•Surgical Solutions, comprised of:
◦Ultrasonics: Our Ultrasonics business offers precision bone resection for patients with degenerative spine conditions and spinal deformities. This portfolio also enables precision ultrasonic neuro and general surgery to address brain tumors and pathologies of the liver and other organs.
◦Bone Graft Substitutes (“BGS”): Our BGS product portfolio includes a range of products that facilitate optimal bone fusion following a surgical procedure.
•Restorative Therapies, comprised of:
◦Fracture Care: We provide low-intensity pulse ultrasound to help patients who suffer from bone fractures that do not heal through traditional methods. We plan to expand our U.S. clinical fracture care indications to address the healing of fresh fractures, especially for high-risk patients.

The following table sets forth total net sales, net income (loss) and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$147,660	$151,217	$271,536	$280,674
Net income (loss)	$9,272	$(34,217)	$5,950	$(40,598)
Adjusted EBITDA(a)	$33,751	$34,452	$52,963	$57,075
Income (loss) per Class A common stock:
Basic	$0.11	$(0.40)	$0.07	$(0.48)
Diluted	$0.11	$(0.40)	$0.07	$(0.48)
(a)See below under results of operations-Adjusted EBITDA for a reconciliation of net income (loss) to Adjusted EBITDA.
Significant developments
2025 Credit Agreement
On July 31, 2025, we entered into a Credit Agreement (the “2025 Credit Agreement”) consisting of a $300.0 million term loan facility (the “2025 Term Loan”) and a $100.0 million revolving credit facility (the “2025 Revolver”). The proceeds resulting from the 2025 Term Loan, $30.0 million in borrowings on the 2025 Revolver and $2.6 million in available cash were used to repay the outstanding Term Loan balance under the Amended 2019 Credit Agreement, which totaled $332.6 million on July 31, 2025. The 2025 Credit Agreement is expected to provide $2.0 million of annual interest expense savings, increased liquidity and debt maturity extension to July 2030. On August 1, 2025, the Company entered into two interest rate swaps totaling $150.0 million to hedge the interest rate risk associated with the Company’s floating-rate SOFR-based borrowings under the 2025 Credit Agreement.
Peripheral Nerve Stimulation
In July 2025, we received FDA 510(k) clearances for both TalisMann and StimTrial, expanding our innovative growth portfolio of PNS solutions for chronic pain management. These clearances mark an important step forward and represent a substantial growth opportunity as we look to expand in the PNS market. With TalisMann and StimTrial now FDA-cleared, we offer a comprehensive PNS portfolio that empowers physicians to potentially treat a broader spectrum of patients—from initial assessment to long-term therapy—with greater confidence and flexibility. This development also reinforces our commitment to delivering non-opioid, minimally invasive therapies designed to address real-world clinical needs.
TalisMann combines our patented electric field conduction technology with an integrated pulse generator to potentially reach deeper, larger nerves. This combination is designed to provide long-term relief from chronic nerve pain for patients, potentially increasing the number of patients who respond to neuromodulation therapy. From a physician's perspective, the increase in power allows for easier lead placement and potentially broadens addressable nerves. StimTrial provides physicians the ability to evaluate patient response to PNS therapy, which we expect will facilitate physician adoption and payer reimbursement where trial assessments are required. We expect to begin a limited commercial release of both TalisMann and StimTrial in select U.S. markets during the third quarter, with a broader rollout planned for early 2026.
Advanced Rehabilitation Business
On December 31, 2024, we closed the sale of certain products within our Advanced Rehabilitation Business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (collectively, the “Advanced Rehabilitation Business”). The Advanced Rehabilitation Business was considered non-core and required additional research and development expenditures to achieve its next stage of growth. We received $24.7 million at closing, net of transactional fees, subject to a post-closing adjustment for net working capital. We paid $0.7 million in the second quarter of 2025 to settle the adjustment for net working capital. The proceeds were used to pay $20.0 million in long-term debt obligations on December 31, 2024. We may also receive an aggregate of $20.0 million in potential earn-out payments, which are based on the achievement of certain revenue and financial metric thresholds in respect to sales of products from the Advanced Rehabilitation Business during the 2025 and 2026 fiscal years.
Results of Operations
For a description of the components of our results of operations, refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 10-K.

The following table sets forth components of our consolidated condensed statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (includes depreciation & amortization)	30.9%	31.5%	31.8%	31.6%
Gross profit	69.1%	68.5%	68.2%	68.4%
Selling, general and administrative expense	53.6%	63.9%	56.2%	62.5%
Research and development expense	2.1%	2.8%	2.3%	2.4%
Change in fair value of contingent consideration	—%	0.2%	—%	0.2%
Depreciation and amortization	1.0%	1.3%	1.1%	1.4%
Impairment of assets	—%	21.1%	—%	11.4%
Loss on disposal of a business	—%	—%	—%	—%
Operating income (loss)	12.4%	(20.8%)	8.6%	(9.5%)
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income (loss)	$9,272	$(34,217)	$5,950	$(40,598)
Interest expense, net	7,494	9,924	15,003	20,263
Income tax expense (benefit), net	1,041	(7,339)	946	(6,432)
Depreciation and amortization(a)	12,049	13,090	23,914	24,875
Acquisition and related costs(b)	—	300	—	511
Shareholder litigation costs(c)	13	12,502	36	13,670
Restructuring and succession charges(d)	—	(40)	—	13
Equity compensation(e)	3,643	5,777	6,057	8,767
Financial restructuring costs(f)	172	(5)	172	347
Loss on disposal of a business(g)	1	—	82	—
Impairment of assets(h)	—	31,870	—	31,870
Other items(i)	66	2,590	803	3,789
Adjusted EBITDA	$33,751	$34,452	$52,963	$57,075
(a)Includes for the three and six months ended June 28, 2025 and June 29, 2024, respectively, depreciation and amortization of $10.6 million, $11.0 million, $20.9 million and $21.0 million in cost of sales and $1.4 million, $2.1 million, $3.0 million and $3.9 million in operating expenses presented in the consolidated condensed statements of operations and comprehensive income (loss).
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
(f)Financial restructuring costs in 2025 related to our new 2025 Credit Agreement. Activity in 2024 is attributable to advisory fees and debt amendment related costs related to our Amended 2019 Credit Agreement.
(g)Represents the loss on the disposal of the Advanced Rehabilitation Business.
(h)Represents a non-cash impairment charge for intangible assets solely attributable to our Advanced Rehabilitation Business in 2024 due to our decision to divest the business.
(i)Other items includes charges associated with strategic transactions, including potential acquisitions or divestitures and a transformative project to redesign systems and information processing. Other items during the six months ended June 28, 2025 primarily consisted of $0.5 million of divestiture expenses related to the Advanced Rehabilitation Business sold on December 31, 2024.

During the three and six months ended June 29, 2024, other items primarily consisted of: (i) strategic transaction expenses of $1.8 million and $2.3 million, respectively, primarily related to Advanced Rehabilitation Business divestiture expenses; and (ii) transformative project costs of $0.5 million and $1.3 million, respectively.
Non-GAAP Financial Measures - Adjusted EBITDA
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator for management to measure operating performance and for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net income (loss) from operations before depreciation and amortization, provision of income taxes and interest expense, net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include acquisition and divestiture related costs, certain shareholder litigation costs, impairments of assets, restructuring and succession charges, equity compensation expense, financial restructuring costs and other items. Adjusted EBITDA by segment is comprised of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
Non-GAAP financial measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. These measures might exclude certain normal recurring expenses. Therefore, these measures might not provide a complete understanding of the Company's performance and should be reviewed in conjunction with U.S. GAAP financial measures. Additionally, other companies might define their non-GAAP financial measures differently than we do. Investors are encouraged to review the reconciliation of the non-GAAP measure provided in this Quarterly Report on Form 10-Q, including all tables referencing Adjusted EBITDA to its most directly comparable U.S. GAAP measure.

	Three Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
U.S.
Pain Treatments	$64,436	$65,194	$(758)	(1.2%)
Surgical Solutions	45,747	41,780	3,967	9.5%
Restorative Therapies	18,592	27,435	(8,843)	(32.2%)
Total U.S. net sales	128,775	134,409	(5,634)	(4.2%)

International
Pain Treatments	8,872	7,066	1,806	25.6%
Surgical Solutions	6,969	5,557	1,412	25.4%
Restorative Therapies	3,044	4,185	(1,141)	(27.3%)
Total International net sales	18,885	16,808	2,077	12.4%

Total net sales	$147,660	$151,217	$(3,557)	(2.4%)
U.S.
Net sales decreased $5.6 million, or 4.2%, compared to the prior year period. Changes by business were: (i) Pain Treatments—$0.8 million decrease due to lower average selling price (“ASP”) driven by lower than normal private payer rebates in the prior year; (ii) Surgical Solutions—$4.0 million increase due to volume growth in BGS and Ultrasonics; and (iii) Restorative Therapies—$8.8 million decrease due to a net decline of $10.6 million in sales reflecting the divestiture of our Advanced Rehabilitation Business, partially offset by a $1.7 million increase for our EXOGEN Bone Stimulation System.
International
Net sales increased compared to the prior year comparable period primarily due to an increase in our sales in Pain Treatments for Durolane and in Surgical Solutions for Ultrasonics, partially offset by the divestiture of our Advanced Rehabilitation Business, which totaled $1.6 million.

Net Sales

	Six Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
U.S.
Pain Treatments	$117,122	$115,831	$1,291	1.1%
Surgical Solutions	86,591	80,120	6,471	8.1%
Restorative Therapies	35,582	52,739	(17,157)	(32.5%)
Total U.S. net sales	239,295	248,690	(9,395)	(3.8%)

International
Pain Treatments	15,104	13,118	1,986	15.1%
Surgical Solutions	11,359	9,511	1,848	19.4%
Restorative Therapies	5,778	9,355	(3,577)	(38.2%)
Total International net sales	32,241	31,984	257	0.8%

Total net sales	$271,536	$280,674	$(9,138)	(3.3%)
U.S.
Net sales decreased $9.4 million, or 3.8%, compared to the prior year period. Changes by business were: (i) Pain Treatments—$1.3 million increase due to volume growth primarily driven by Durolane partially offset by a decline in volume, in part, due to inventory reductions by certain distributors following higher purchases at the end of 2024 and a shift in channel mix; (ii) Surgical Solutions—$6.5 million increase due to volume growth in BGS and Ultrasonics; and (iii) Restorative Therapies—$17.2 million decrease due to a net decline in sales of $20.1 million reflecting the divestiture of our Advanced Rehabilitation Business, partially offset by a $3.0 million increase in our sales for our EXOGEN Bone Stimulation System.
International
Net sales slightly increased compared to the prior year comparable period primarily due to an increase in our sales in Pain Treatments for Durolane and in Surgical Solutions for Ultrasonics, offset by the divestiture of our Advanced Rehabilitation Business, which totaled $3.5 million.
Gross profit and gross margin

	Three Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
U.S.	$90,657	$94,233	$(3,576)	(3.8%)
International	11,433	9,406	2,027	21.6%
Total	$102,090	$103,639	$(1,549)	(1.5%)

	Three Months Ended
	June 28, 2025	June 29, 2024	Change
U.S.	70.4%	70.1%	0.3%
International	60.5%	56.0%	4.5%
Total	69.1%	68.5%	0.5%
U.S.
Gross profit decreased $3.6 million, or 3.8%, primarily due to the $5.5 million decline resulting from the divestiture of our Advanced Rehabilitation Business. This decrease was partially offset by volume growth in Surgical Solutions and our EXOGEN Bone Stimulation System. The slight increase in gross margin resulted from the divestiture of our Advanced Rehabilitation Business, offset by freight and tariff costs for our EXOGEN Bone Stimulation System.
International
Gross profit increased $2.0 million, or 21.6%, primarily due to volume growth in Pain Treatments and Surgical Solutions, partially offset by the $0.7 million decline resulting from the divestiture of our Advanced Rehabilitation Business. Gross margin increased due to favorable movements in ASP.

	Six Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
U.S.	$166,186	$173,601	$(7,415)	(4.3%)
International	18,960	18,418	542	2.9%
Total	$185,146	$192,019	$(6,873)	(3.6%)

	Six Months Ended
	June 28, 2025	June 29, 2024	Change
U.S.	69.4%	69.8%	(0.4%)
International	58.8%	57.6%	1.2%
Total	68.2%	68.4%	(0.2%)
U.S.
Gross profit decreased $7.4 million, or 4.3%, primarily due to the $10.6 million decline in sales resulting from the divestiture of our Advanced Rehabilitation Business. This decrease was partially offset by volume growth in Pain Treatments, Surgical Solutions and our EXOGEN Bone Stimulation System. The decrease in gross margin resulted from: (i) a decrease in ASP in certain Pain Treatment products as a result of temporary shifts in channel mix; and (ii) freight and tariff costs for our EXOGEN Bone Stimulation System.
International
Gross profit increased $0.5 million, or 2.9%, primarily due to volume growth in Pain Treatments and Surgical Solutions, partially offset by a $1.8 million decline in sales resulting from the divestiture of our Advanced Rehabilitation Business. Gross margin increased due to favorable movements in ASP, partially offset by an unfavorable change in product and country mix.
Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
Selling, general and administrative expense	$79,110	$96,668	$(17,558)	(18.2%)
Selling, general and administrative expenses decreased by $17.6 million, or 18.2%, due to decreases in: (i) shareholder litigation costs settled during 2024 of $12.5 million; (ii) compensation-related costs of $2.8 million from less commissions due to lower sales and an overall reduction in compensation expenses, which were partially driven by the sale of the Advanced Rehabilitation Business; and (iii) stock-based compensation of $1.8 million.

	Six Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
Selling, general and administrative expense	$152,612	$175,443	$(22,831)	(13.0%)
Selling, general and administrative expenses decreased by $22.8 million, or 13.0%, due to decreases in: (i) shareholder litigation costs settled during 2024 of $13.6 million; (ii) compensation-related costs of $8.0 million from less commissions on lower sales and an overall reduction in compensation expenses, which were partially driven by the sale of the Advanced Rehabilitation Business; and (iii) stock-based compensation of $2.9 million.
Research and development expense

	Three Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
Research and development expense	$3,172	$4,210	$(1,038)	(24.7%)
Research and development expense decreased $1.0 million, or 24.7% due to decreases in: (i) compensation-related costs of $0.4 million; (ii) consulting expenses of $0.3 million due to the completion of certain projects; and (iii) stock-based compensation of $0.3 million.

	Six Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
Research and development expense	$6,183	$6,837	$(654)	(9.6%)
Research and development expense decreased $0.7 million, or 9.6%, due to a $0.5 million decline in consulting expenses resulting from the completion of certain projects and a decrease of $0.4 million in compensation-related costs.
Change in fair value of contingent consideration
Activity from the change in fair value of contingent consideration relates to contingent consideration associated with the acquisition of Bioness in March 2021. Certain milestones were achieved during the fourth quarter of 2024 and as a result, we ceased revaluing the contingent consideration liability in 2025. We made contingent consideration payments of $9.0 million and $10.8 million during the first and second quarters of 2025, respectively, which settled the Bioness contingent consideration liability in its entirety.
Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
Depreciation and amortization	$1,439	$2,064	$(625)	(30.3%)

	Six Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
Depreciation and amortization	$3,032	$3,819	$(787)	(20.6%)
Depreciation and amortization decreased during the three and six months ended June 28, 2025 compared to the prior year comparable periods primarily due to certain information technology assets being fully depreciated in 2025.
Impairment of assets
We evaluated the Advanced Rehabilitation Business for impairment during the second quarter of 2024 due to our decision to divest the business. As a result of this evaluation, we recorded a $31.9 million impairment to reduce the intangible assets of the Advanced Rehabilitation Business to reflect their respective fair values less any costs to sell. We based the fair value of its intangibles on the consideration agreed to with the purchaser of the Advanced Rehabilitation Business.
Loss on disposals
Loss on disposals during the three and six months ended June 28, 2025 resulted from working capital adjustments associated with the sale of our Advanced Rehabilitation Business.
Other expense

	Three Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
Interest expense, net	$7,494	$9,924	$(2,430)	(24.5%)
Other expense, net NM - Not Meaningful	$561	$159	$402	NM

	Six Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
Interest expense, net	$15,003	$20,263	$(5,260)	(26.0%)
Other expense, net	$1,338	$222	$1,116	NM
Interest expense, net decreased during the three and six months ended June 28, 2025 compared to the prior year comparable periods due to less debt outstanding and a decrease in interest rates. The increase in other expense, net during the three and six months ended June 28, 2025 was due to fluctuations in foreign currency compared to the prior year comparable periods.
Income tax (benefit) expense, net

	Three Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
Income tax (benefit) expense, net	$1,041	$(7,339)	$8,380	(114.2%)
Effective tax rate	10.1%	17.7%		(7.6%)

The effective tax rate for the three months ended June 28, 2025 was driven by income in foreign jurisdictions. The effective rate for the three months ended June 29, 2024 was due to the impairment of intangibles related to the Advanced Rehabilitation Business and taxable income in certain entities.

	Six Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
Income tax (benefit) expense, net	$946	$(6,432)	$7,378	(114.7%)
Effective tax rate	13.7%	13.7%		—%
The effective tax rate for the six months ended June 28, 2025 was based upon foreign income tax partially offset with the release of certain reserves for uncertain tax positions. The effective tax rate for the six months ended June 29, 2024 was due to the impairment of intangibles related to the Advanced Rehabilitation Business and taxable income in certain entities.
Noncontrolling interest
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC in which we owned 80.9% and 80.6% at June 28, 2025 and December 31, 2024, respectively. We have a majority economic interest and the sole voting interest in and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a noncontrolling interest representing the 19.1% that is owned by the Continuing LLC Owner. Noncontrolling interest changes during the periods presented resulted from recorded income and loss activity.
Segment Adjusted EBITDA

	Three Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
U.S.	$28,475	$31,590	$(3,115)	(9.9%)
International	$5,276	$2,862	$2,414	84.3%
U.S.
Adjusted EBITDA decreased $3.1 million, or 9.9%, in the three months ended June 28, 2025 compared to the prior year period primarily due to lower gross profit resulting from the divestiture of our Advanced Rehabilitation Business and the impact of foreign currency, partially offset by lower compensation-related expenses.
International
Adjusted EBITDA increased $2.4 million or 84.3%, in the three months ended June 28, 2025 compared to the prior year period primarily due to the increase in gross profit from Durolane and Surgical Solutions and lower administrative expenses, partially offset by a reduction of gross profit resulting from the divestiture of our Advanced Rehabilitation Business.

	Six Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
U.S.	$45,530	$51,346	$(5,816)	(11.3%)
International	$7,433	$5,729	$1,704	29.7%
U.S.
Adjusted EBITDA decreased $5.8 million, or 11.3%, in the six months ended June 28, 2025 compared to the prior year period primarily due to lower gross profit resulting from the divestiture of our Advanced Rehabilitation Business and the impact of foreign currency, partially offset by lower compensation-related expenses.
International
Adjusted EBITDA increased $1.7 million or 29.7%, in the six months ended June 28, 2025 compared to the prior year period primarily due to lower administrative expenses partially offset by lower gross profit resulting from the divestiture of our Advanced Rehabilitation Business.
Liquidity and Capital Resources
Sources of liquidity
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, clinical trials, and capital expenditures. We expect these needs to continue as we develop and market new products and further expand into international markets.

On December 31, 2024, we closed the sale of the Advanced Rehabilitation Business, which was considered non-core and required additional research and development expenditures to achieve its next stage of growth. We received $24.7 million at closing, net of transactional fees, subject to a post-closing adjustment for net working capital. We paid $0.7 million in the second quarter of 2025 to settle the adjustment for net working capital. The proceeds were used to pay $20.0 million in long-term debt obligations on December 31, 2024. We may also receive an aggregate of $20.0 million in potential earn-out payments, which are based on the achievement of certain revenue and financial metric thresholds in respect to sales of products from the Advanced Rehabilitation Business during the 2025 and 2026 fiscal years.
We anticipate that to the extent that we require capital, we will obtain funding through additional equity financings or the incurrence of other indebtedness or a combination of these potential sources of capital. As of June 28, 2025, we had the ability to borrow up to an additional $32.8 million on our Revolving Credit Facility net of outstanding letters of credit.
On July 31, 2025, we entered into the 2025 Credit Agreement, consisting of a $300.0 million 2025 Term Loan and the 2025 Revolver with a borrowing capacity of $100.0 million. The proceeds resulting from the 2025 Term Loan, $30.0 million in borrowings on the 2025 Revolver and $2.6 million in available cash were used to repay the outstanding loan balances under the Amended 2019 Credit Agreement, which totaled $332.6 million on July 31, 2025. The 2025 Credit Agreement is expected to provide $2.0 million of annual interest expense savings, increased liquidity and debt maturity extension to July 2030. On August 1, 2025, the Company entered into two interest rate swaps (“Interest Rate Swaps”) to hedge the interest rate risk associated with the Company’s floating-rate SOFR-based borrowings under the 2025 Credit Agreement. The Company will pay a fixed interest rate in exchange for SOFR-based variable interest throughout the life of the Interest Rate Swaps. The Interest Rate Swaps have a weighted average fixed interest rate of 3.60% and an underlying notional value of $150.0 million, or 50.0% of the 2025 Term Loan.
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

Indebtedness
The Amended 2019 Credit Agreement, repaid on July 31, 2025, contained customary affirmative and negative covenants, including those related to financial reporting and notification, restrictions on the declaration or payment of certain distributions on or in respect of Bioventus LLC’s equity interests, restrictions on acquisitions, investments and certain other payments, limitations on the incurrence of new indebtedness, limitations on transfers, sales and other dispositions of assets of Bioventus LLC and its subsidiaries, as well as limitations on making changes to the business and organizational documents of Bioventus LLC and its subsidiaries. Financial covenant requirements included a maximum debt leverage ratio and an interest coverage ratio. We were subject to certain additional requirements and covenants, including a requirement to maintain Liquidity (as defined in the Amended 2019 Credit Agreement) of not less than $10.0 million as of the end of each calendar month during such period. We were in compliance with the financial covenants as stated in the Amended 2019 Credit Agreement as of June 28, 2025.
We had an outstanding Revolver balance of $5.0 million as of June 28, 2025, which was borrowed and used for working capital needs. We paid the remaining Revolver balance of $5.0 million on July 11, 2025.
The 2025 Credit Agreement contains affirmative and negative covenants applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict the ability of the Company to, subject to negotiated exceptions, incur additional indebtedness, liens on its assets, engage in acquisitions or dispositions, pay dividends or make other distributions, enter into transactions with affiliated persons, make investments, change the nature of its business or organizational documents, or prepay or make modifications to other indebtedness that would adversely affect the Lenders. The 2025 Credit Agreement also contains financial covenants including a maximum consolidated total net leverage ratio of 4.00 to 1.00 for the fiscal quarter ending September 30, 2025 through the fiscal quarter ending December 31, 2025, and starting with the fiscal quarter ending March 31, 2026 and for each fiscal quarter thereafter, a maximum consolidated total net leverage ratio of 3.50 to 1.00. The Company may elect to increase such ratio level by 0.50 to 1.00 following certain permitted acquisitions. A minimum interest coverage ratio of 2.50 to 1.00 must also be maintained. The 2025 Revolver includes standard provisions related to conditions of borrowing and customary events of default. The Company does not expect any of these restrictions to affect or limit its ability to conduct business in the ordinary course.
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
Information regarding cash flows
Cash and cash equivalents as of June 28, 2025 totaled $32.9 million, compared to $41.6 million as of December 31, 2024. The change in cash was primarily due to the following:

	Six Months Ended		Change
(in thousands, except for percentage)	June 28, 2025	June 29, 2024	$	%
Net cash from operating activities	$6,607	$9,157	$(2,550)	(27.8%)
Net cash from investing activities	(2,195)	(1,077)	(1,118)	103.8%
Net cash from financing activities	(13,716)	(12,087)	(1,629)	13.5%
Effect of exchange rate changes on cash	632	(963)	1,595	(165.6%)
Net change in cash, cash equivalents	$(8,672)	$(4,970)	$(3,702)	74.5%
Operating Activities
Net cash from operating activities decreased $2.6 million due to larger compensation payments in 2025 compared to the prior year and a decline in sales and an increase in inventory purchases. These operating cash outflows were partially offset by a decrease in interest payments resulting from the timing of interest payments and less debt outstanding.
Investing Activities
Net cash from investing activities decreased $1.1 million due to an increase of $1.1 million in capital expenditures primarily related to information technology and a working capital settlement of $0.7 million related to our sale of the Advanced Rehabilitation Business, partially offset by a $0.7 million outflow in 2024 for the purchase of an HA distribution right.

Financing Activities
Net cash flows from financing activities decreased $1.6 million due to a $19.8 million payment for contingent consideration related to a previous acquisition, partially offset by $12.5 million less in principal and deferred financing payments and $5.0 million in net borrowings on our Revolver during 2025.
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
The Company is also considered a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), which was determined as of the last day of the Company’s second fiscal quarter of 2024. The Company will continue to be categorized as a smaller reporting company-accelerated filer until the Company’s public float reaches a certain threshold as of the determination date. The Company may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.
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

Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 28, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for transitioning to a new system for equity-based compensation and redesigning the related process to accommodate the new system and further strengthen our equity-based compensation controls.
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
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court and the Court preliminarily approved the Settlement Agreement on August 13, 2024. The Court entered judgment on December 18, 2024, granting final approval of the terms of the Settlement Agreement and dismissing all claims against the defendants, including the Company. The parties settled without any admission of liability or wrongdoing by any party. The settlement amount of $15.3 million, together with interest earned thereon, has been paid by the defendants and/or the defendant’s insurers. The Company incurred $0.01 million, $0.04 million and $13.8 million of net shareholder litigation costs (including estimated settlement and reimbursement) during the three and six months ended June 28, 2025 and year ended December 31, 2024, respectively, under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive income (loss).
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

On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the United States District Court for the District of Delaware granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, Case No.: 1:23-cv-01099-RGA. The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025 and on June 23, 2025, the parties submitted status updates requesting more time to continue their settlement discussions. The next status update is due to the Court on August 25, 2025.
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
On March 6, 2025, plaintiff Jung Jae Hyung filed a derivative complaint against certain of Bioventus’s current and former officers and directors, naming Bioventus as a nominal defendant only, in in the United States District Court for the Middle District of North Carolina, captioned Jung Jae Hyung v. Kenneth M. Reali et al., No. 1:25-cv-177 (M.D.N.C. 2025). Like the other derivative cases, the Hyung case asserts violations of Section 14(a) of the Exchange Act, contribution, breaches of fiduciary duties, aiding and abetting, gross mismanagement, waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 13, 2025, the defendants filed a motion to transfer the Hyung case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation, or in the alternative, to dismiss the case. On July 1, 2025, the Court granted the motion and transferred the Hyung case to the District of Delaware. The plaintiff subsequently filed a notice of appeal of that order to the United States Court of Appeals for the Fourth Circuit on July 16, 2025. On July 25, 2025, the plaintiff filed a joint stipulation to voluntarily dismiss the appeal. On July 8, 2025, the plaintiff filed an amended complaint in the District of Delaware. The defendants have not yet been served.
The Company believes the claims alleged in the above derivative matters lack merit and intends to defend itself vigorously. Except as described above, the outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading Risk Factors included in our 2024 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. Except for such additional information and the risk factors set forth below, we believe there have been no material changes in our risk factors from those described in our 2024 Form 10-K.
Our 2025 Credit Agreement contains financial and operating restrictions that could limit our access to credit. If we fail to comply with its financial or other covenants, we might be required to repay the indebtedness, which could harm our liquidity.
We are subject to certain covenants under the 2025 Credit Agreement, including, but not limited to:
•a minimum interest coverage ratio and a maximum consolidated total net leverage ratio requirement as defined in the 2025 Credit Agreement;
•restrictions on the declaration or payment of certain distributions on or in respect to our equity interests;
•restrictions on acquisitions, investments and certain other payments;
•limitations on the incurrence of new indebtedness;
•limitations on the incurrence of new liens on property or assets;
•limitations on transfers, sales and other dispositions;
•limitations on entering into transactions with affiliates; and
•limitations on making any material change in any of our business objectives that could reasonably be expected to have a material adverse effect on our ability to repay amounts borrowed under the 2025 Term Loan or 2025 Revolver.
In the absence of a waiver from our lenders, any failure by us to comply with these covenants might result in the declaration of an event of default, which could adversely affect our business, results of operations and financial position.
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
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our 2025 Term Loan, are at variable rates, making it more difficult for us to make payments on our indebtedness;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; and
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or general corporate purposes.
We might require additional capital to fund our financial and operating obligations and support business growth.
If our expected cash from operations together with available borrowings under our 2025 Credit Agreement are sufficient to fund our current financial and operating obligations, we might require additional capital. In addition, we intend to continue to make investments to support our business growth and might require additional funds to respond to business challenges or opportunities, including the need to further develop our current products and any new products, enhance our operating infrastructure, and acquire complementary businesses. Accordingly, we might need to engage in equity or additional debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any additional debt financing secured by us could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we might not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

International tariffs, including tariffs applied to goods traded between the United States and other countries, and restrictions on goods imported from certain such regions may adversely affect our business, results of operations and financial condition.
Earlier this year the United States stated that it intends to impose tariffs in pursuing government policy and has already imposed, or announced, several new tariffs, including tariffs on goods and materials from various countries including member countries of the European Union, Switzerland, Canada, Mexico, Japan and China. When unilateral changes are made to United States import tariffs, other countries may reciprocate, and in many cases have reciprocated, with tariffs imposed or announced, against the United States. In some instances, the declaration of this new tariff policy has resulted in the United States entering into international trade negotiations with certain countries, some of which have resulted in the announcement of the international trade agreements with those countries. The impact of the newly announced trade agreements and whether and to what extent the newly imposed tariffs will remain in place or additional tariffs will be imposed remains uncertain. If tariffs are imposed or increased by either the United States or other countries, it may impact the cost of goods, the price of our products and demand for our products in countries impacted by such tariffs. For example, our Durolane and Gelsyn products are manufactured in Sweden and Switzerland, respectively. The enactment of, or increases in tariffs, or other such charges, may increase the cost of importing these products into the United States. This may have an adverse effect on our business or on our results of operations. The institution of trade tariffs globally also carries the risk of adversely affecting overall global economic conditions, which could have a negative impact on us.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended June 28, 2025, none of our directors or officers (as defined in rule 16a-1 (f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.1+	Credit Agreement between Bioventus LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other financial institutions party thereto, dated July 31, 2025	10-K	001-37844	10.1	8/4/2025
31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith
+    The exhibits to the 2025 Credit Agreement were omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any exhibit omitted from the Credit Agreement to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BIOVENTUS INC.

August 6, 2025	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)