Form 10-Q
period 2025-09-27
Bioventus Inc.
filed 2025-11-04
CIK 1665988

.///////////////////////////////
‘ m

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
As of October 29, 2025, there were 66,976,477 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

BIOVENTUS INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Condensed Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 27, 2025 and September 28, 2024	1

	Consolidated Condensed Balance Sheets as of September 27, 2025 and December 31, 2024	2

	Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 27, 2025 and September 28, 2024	3

	Consolidated Condensed Statements of Cash Flows for the nine months ended September 27, 2025 and September 28, 2024	5

	Notes to the Unaudited Consolidated Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signature		44

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to “Bioventus,” “we,” “us,” “our,” the “Company,” and similar references refer to Bioventus Inc. and its consolidated subsidiaries, including Bioventus LLC (“BV LLC”).
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements regarding our business strategy, including, without limitation, the impact of the divestiture of our Advanced Rehabilitation Business and impact of our credit facility on our financial condition and operations; our domestic and international operations and expected financial performance and condition; the effect of regulatory approvals; our ability to commercialize our products and timeframe; sales trends; estimated market opportunities, position and growth; and impacts of legislative and regulatory reform, inflation and ongoing conflicts in Ukraine and the Middle East. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things: the risks related to unexpected increases in the volume of rebate claims; the risks related to tariffs and unexpected changes in tariffs, trade barriers and regulatory requirements, export licensing requirements or other restrictive actions by the United States or retaliatory tariffs and other actions taken by foreign governments; the risk that we might not realize some or all of the benefits expected to result from the divestiture of our Advanced Rehabilitation Business or credit facility; the FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; we may be unable to successfully commercialize newly developed or acquired products or therapies within expected timeframes; if clinical studies of our future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; if we fail to properly manage growth or scale our business processes, systems, or data management, our business could suffer; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel necessary to execute our strategic plans; demand for our products may decrease as a result of healthcare cost-containment and drug pricing initiatives by the federal government, which could negatively impact the commercial success of affected products; we may face issues with respect to the supply of our products or their components due to product quality and regulatory compliance issues, including increased costs, disruptions of supply, shortages, contamination or mislabeling; we might not meet certain of our debt covenants under our 2025 Credit and Guaranty Agreement and might be required to repay our indebtedness on an accelerated basis; there are restrictions on operations and other costs associated with our indebtedness; we might require additional capital to fund our current financial obligations and support business growth; failure to establish and maintain effective financial controls could adversely affect our business and stock price; we might not be able to complete acquisitions or successfully integrate new businesses, products or technologies in a cost-effective and non-disruptive manner; our cash is maintained at financial institutions, often in balance that exceed federally insured limits; we are subject to securities class action litigation and may be subject to similar or other litigation in the future, which will require significant management time and attention, result in significant legal expenses or costs not covered by our insurers, and may result in unfavorable outcomes; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; the proposed down classification of non-invasive bone growth stimulators, including our EXOGEN system, by the FDA could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of EXOGEN; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products, the procedures using our products, such as our hyaluronic acid (“HA”) viscosupplements, or future products we may seek to commercialize; pricing and other competitive factors; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; if our HA products are reclassified from medical devices to drugs in the United States by the FDA, it could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; issues relating to the supply of our products or their components due to product quality and regulatory compliance issues, including increased costs, disruptions of supply, shortages, contamination or mislabeling; our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture certain of our products; economic, political, regulatory and other risks related to international sales, manufacturing and operations; failure to maintain contractual relationships; security breaches, unauthorized access to our disclosure of information, cyberattacks, or other incidents, or the perception that confidential information in our or our vendors’ or service providers’ possession or control is not secure; failure of key information technology and communications systems, process or sites; risks related to our future capital needs; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; unstable political or economic conditions, including due to government shutdowns; legislative or regulatory reforms; our business might experience adverse impacts due to public health outbreaks; risks related to intellectual property matters; the dilution of our Class A common stockholders upon an exchange of the outstanding common membership interests in Bioventus LLC could adversely affect the market price of our Class A common stock and the resale of such shares could cause the market price of our Class A common stock to fall; and other important factors described in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Reports on Form 10-Q, as may be further updated from time to time in our other filings with the SEC. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Bioventus Inc.
Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)
Three and Nine Months Ended September 27, 2025 and September 28, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$138,651	$138,964	$410,187	$419,638
Cost of sales (including depreciation and amortization of $9,995, $10,206, $30,863 and $31,252, respectively)	44,422	45,413	130,812	134,068
Gross profit	94,229	93,551	279,375	285,570
Selling, general and administrative expense	78,657	81,482	231,269	256,925
Research and development expense	2,923	3,843	9,106	10,680
Change in fair value of contingent consideration	—	483	—	1,078
Depreciation and amortization	1,398	2,065	4,430	5,884
Impairment of assets	—	2,031	—	33,901
(Gain) loss on disposals	(1)	—	81	—
Operating income (loss)	11,252	3,647	34,489	(22,898)
Interest expense, net	6,177	9,532	21,180	29,795
Loss on extinguishment	326	—	326	—
Other expense (income), net	79	(626)	1,417	(404)
Other expense	6,582	8,906	22,923	29,391
Income (loss) before income taxes	4,670	(5,259)	11,566	(52,289)
Income tax expense (benefit), net	664	589	1,610	(5,843)
Net income (loss)	4,006	(5,848)	9,956	(46,446)
(Income) loss attributable to noncontrolling interest	(851)	683	(1,979)	10,709
Net income (loss) attributable to Bioventus Inc.	$3,155	$(5,165)	$7,977	$(35,737)

Net income (loss)	$4,006	$(5,848)	$9,956	$(46,446)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustments	(528)	575	1,698	(436)
Change in the fair value of cash flow hedges	(785)	—	(785)	—
Comprehensive income (loss)	2,693	(5,273)	10,869	(46,882)
Comprehensive (income) loss attributable to noncontrolling interest	(601)	570	(2,156)	10,796
Comprehensive income (loss) attributable to Bioventus Inc.	$2,092	$(4,703)	$8,713	$(36,086)

Income (loss) per share of Class A common stock:
Basic	$0.05	$(0.08)	$0.12	$(0.56)
Diluted	$0.05	$(0.08)	$0.12	$(0.56)

Weighted-average shares of Class A common stock outstanding:
Basic	66,924,682	65,258,427	66,483,147	64,234,922
Diluted	68,837,797	65,258,427	68,792,127	64,234,922

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Balance Sheets as of September 27, 2025 and December 31, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

	September 27, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$42,164	$41,582
Accounts receivable, net	130,404	127,393
Inventory	96,273	92,475
Prepaid and other current assets	12,060	14,160
Total current assets	280,901	275,610
Property and equipment, net	22,983	27,012
Goodwill	7,462	7,462
Intangible assets, net	377,398	404,729
Operating lease assets	5,830	6,506
Deferred tax assets	4,745	4,745
Investment and other assets	2,274	1,892
Total assets	$701,593	$727,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,649	$23,690
Accrued liabilities	119,446	135,879
Current portion of long-term debt	11,250	27,339
Current portion of contingent consideration	—	19,573
Other current liabilities	4,407	3,917
Total current liabilities	161,752	210,398
Long-term debt, less current portion	311,334	308,288
Deferred income tax liabilities	786	564
Other long-term liabilities	20,466	23,102
Total liabilities	494,338	542,352
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of September 27, 2025 and December 31, 2024, 66,973,692 and 65,758,341 shares issued and outstanding as of September 27, 2025 and December 31, 2024, respectively	67	66
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of September 27, 2025 and December 31, 2024	16	16
Additional paid-in capital	517,534	508,092
Accumulated deficit	(349,684)	(357,661)
Accumulated other comprehensive loss	(1,837)	(2,573)
Total stockholders’ equity attributable to Bioventus Inc.	166,096	147,940
Noncontrolling interest	41,159	37,664
Total stockholders’ equity	207,255	185,604
Total liabilities and stockholders’ equity	$701,593	$727,956
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
Three and Nine Months Ended September 27, 2025 and September 28, 2024
(Amounts in thousands, except share amounts)
(Unaudited)

Three Months Ended September 27, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at June 28, 2025	66,885,359	$67	15,786,737	$16	$514,772	$(774)	$(352,839)	$40,057	$201,299
Issuance of Class A common stock for equity plans	88,333	—	—	—	96	—	—	—	96
Tax withholdings on equity- based compensation	—	—	—	—	(9)	—	—	—	(9)
Net income	—	—	—	—	—	—	3,155	851	4,006
Equity-based compensation	—	—	—	—	2,675	—	—	501	3,176
Cash flow hedging, net	—	—	—	—	—	(635)	—	(150)	(785)
Translation adjustment	—	—	—	—	—	(428)	—	(100)	(528)
Balance at September 27, 2025	66,973,692	$67	15,786,737	$16	$517,534	$(1,837)	$(349,684)	$41,159	$207,255

Three Months Ended September 28, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at June 29, 2024	65,172,159	$65	15,786,737	$16	$502,979	$(17)	$(352,108)	$38,127	$189,062
Issuance of Class A common stock for equity plans	165,273	—	—	—	553	—	—	—	553
Net loss	—	—	—	—	—	—	(5,165)	(683)	(5,848)
Change in noncontrolling interest allocation	—	—	—	—	(126)	—	—	126	—
Equity-based compensation	—	—	—	—	2,079	—	—	412	2,491
Translation adjustment	—	—	—	—	—	462	—	113	575
Balance at September 28, 2024	65,337,432	$65	15,786,737	$16	$505,485	$445	$(357,273)	$38,095	$186,833

Nine Months Ended September 27, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2024	65,758,341	$66	15,786,737	$16	$508,092	$(2,573)	$(357,661)	$37,664	$185,604
Issuance of Class A common stock for equity plans	1,215,351	1	—	—	1,562	—	—	—	1,563
Tax withholdings on equity-based compensation	—	—	—	—	(9)	—	—	—	(9)
Net income	—	—	—	—	—	—	7,977	1,979	9,956
Change in noncontrolling interest allocation	—	—	—	—	159	—	—	(159)	—
Equity-based compensation	—	—	—	—	7,730	—	—	1,503	9,233
Distributions to members	—	—	—	—	—	—	—	(5)	(5)
Cash flow hedging, net	—	—	—	—	—	(635)	—	(150)	(785)
Translation adjustment	—	—	—	—	—	1,371	—	327	1,698
Balance at September 27, 2025	66,973,692	$67	15,786,737	$16	$517,534	$(1,837)	$(349,684)	$41,159	$207,255

Nine Months Ended September 28, 2024
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling interest	Total Stockholders' equity
Balance at December 31, 2023	63,267,436	$63	15,786,737	$16	$494,254	$794	$(321,536)	$47,527	$221,118
Issuance of Class A common stock for equity plans	2,069,996	2	—	—	1,337	—	—	—	1,339
Net loss	—	—	—	—	—	—	(35,737)	(10,709)	(46,446)
Change in noncontrolling interest allocation	—	—	—	—	695	—	—	(695)	—
Equity-based compensation	—	—	—	—	9,199	—	—	2,059	11,258
Translation adjustment	—	—	—	—	—	(349)	—	(87)	(436)
Balance at September 28, 2024	65,337,432	$65	15,786,737	$16	$505,485	$445	$(357,273)	$38,095	$186,833
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Cash Flows
Nine Months Ended September 27, 2025 and September 28, 2024
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Operating activities:
Net income (loss)	$9,956	$(46,446)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	35,317	37,150
Provision (benefit) for credit losses	944	(613)
Equity-based compensation	9,233	11,258
Change in fair value of contingent consideration	—	1,078
Impairment of assets	—	33,901
Loss on extinguishment	326	—
Loss on disposals	81	—
Deferred income taxes	222	(8,609)
Unrealized gain on foreign currency fluctuations	(333)	(133)
Other, net	1,006	1,559
Changes in operating assets and liabilities:
Accounts receivable	(2,801)	(4,874)
Inventories	(4,399)	(10,874)
Accounts payable and accrued expenses	(15,370)	1,224
Other current and noncurrent assets and liabilities	2,523	4,852
Net cash from operating activities	36,705	19,473
Investing activities:
Settlement from the sale of a business	(686)	—
Purchase of property and equipment	(1,982)	(432)
Investments and acquisition of distribution rights	—	(709)
Net cash from investing activities	(2,668)	(1,141)
Financing activities:
Proceeds from issuance of Class A common stock	1,563	1,339
Tax withholdings on equity-based compensation	(9)	—
Payment of contingent consideration	(19,771)	—
Borrowing on revolver	45,000	—
Payment on revolver	(20,000)	—
Proceeds from the issuance of long-term debt, net of discount	31,907	—
Payments on the extinguishment of long-term debt	(65,765)	—
Debt refinancing costs	(697)	(1,180)
Scheduled payments on long-term debt	(5,302)	(11,320)
Other, net	(619)	(564)
Net cash from financing activities	(33,693)	(11,725)
Effect of exchange rate changes on cash	238	(497)
Net change in cash and cash equivalents	582	6,110
Cash and cash equivalents at the beginning of the period	41,582	36,964
Cash and cash equivalents at the end of the period	$42,164	$43,074
Supplemental disclosure of noncash investing and financing activities
Accounts payable for purchase of property, plant and equipment	$218	$113

The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Notes to the unaudited consolidated condensed financial statements
(Amounts in thousands, except unit and share amounts)
1. Organization
The Company
Bioventus Inc. (together with its subsidiaries, the “Company”) was formed as a Delaware corporation for the purpose of facilitating an initial public offering and other related transactions to carry on the business of Bioventus LLC and its subsidiaries (“BV LLC”). Bioventus Inc. functions as a holding company with no direct operations, material assets or liabilities other than the equity interest in BV LLC. BV LLC is a limited liability company formed under the laws of the state of Delaware on November 23, 2011 and operates as a partnership. BV LLC commenced operations in May 2012.
On February 16, 2021, the Company completed its initial public offering (“IPO”), which was conducted through what is commonly referred to as an umbrella partnership C Corporation (“UP-C”) structure. The Company has majority interest, sole voting interest, and controls the management of BV LLC. As a result, the Company consolidates the financial results of BV LLC and reports a noncontrolling interest representing the interest of BV LLC held by its continuing LLC owner.
The Company is a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically-proven solutions. The Company is headquartered in Durham, North Carolina and had approximately 950 employees at September 27, 2025.
Interim periods
The Company reports quarterly interim periods on a 13-week basis within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Each quarter ends on the Saturday closest to calendar quarter-end, with the exception of the fourth quarter, which ends on December 31. The 13-week quarterly periods for fiscal year 2025 end on March 29, June 28 and September 27. Comparable periods for 2024 ended on March 30, June 29 and September 28. The first and fourth quarters may vary in length depending on the calendar year.
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

The Company revised the following amounts in the consolidated statements of operations, the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity, as applicable, originally reported in the Form 10-Q for the quarterly period ended September 28, 2024, in this Quarterly Report on Form 10-Q for the period ended September 27, 2025:

	Three Months Ended			Nine Months Ended
Consolidated statements of operations and comprehensive loss — Three and Nine Months Ended September 28, 2024 (Unaudited)	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Selling, general and administrative expense	$81,090	$392	$81,482	$254,281	$2,644	$256,925
Research and development expense	3,808	35	3,843	10,393	287	10,680
Operating income (loss)	4,074	(427)	3,647	(19,967)	(2,931)	(22,898)
Loss before income taxes	(4,832)	(427)	(5,259)	(49,358)	(2,931)	(52,289)
Net loss	(5,421)	(427)	(5,848)	(43,515)	(2,931)	(46,446)
Loss attributable to noncontrolling interest	597	86	683	10,129	580	10,709
Net loss attributable to Bioventus Inc.	(4,824)	(341)	(5,165)	(33,386)	(2,351)	(35,737)
Comprehensive loss	(4,846)	(427)	(5,273)	(43,951)	(2,931)	(46,882)
Comprehensive loss attributable to noncontrolling interest	484	86	570	10,216	580	10,796
Comprehensive loss attributable to Bioventus Inc.	(4,362)	(341)	(4,703)	(33,735)	(2,351)	(36,086)
Loss per share of Class A common stock - basic and diluted	$(0.07)	$(0.01)	$(0.08)	$(0.52)	$(0.04)	$(0.56)

Consolidated Balance Sheets — December 31, 2024	As Previously Reported	Adjustments	As Adjusted
Additional paid-in capital	$505,509	$2,583	$508,092
Accumulated deficit	(355,078)	(2,583)	(357,661)
Net loss attributable to Bioventus Inc. was misstated by $2,583 for the year ended December 31, 2024.
Unaudited interim financial information
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, and the adjustments discussed in Note 1. Organization) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated condensed balance sheets at December 31, 2024 have been derived from the audited consolidated financial statements of the Company, but do not include all the disclosures required by U.S. GAAP.
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

Recent accounting pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-06 (“ASU 2025-06”), Intangibles—Goodwill and Other—Internal-Use Software. ASU 2025-06 eliminates prescriptive and sequential software development stages, thus requiring companies to capitalize software costs when both of the following occur: (1) management authorizes and commits to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform its intended function (referred to as the “probable-to-complete recognition method”). In evaluating the probable-to-complete recognition method, an entity must consider whether there is significant uncertainty associated with the development activities of the software (referred to as “significant development uncertainty”). The two factors to consider in determining whether there is significant development uncertainty are whether: (1) the software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing; and (2) the company has determined what it needs the software to do (for example, functions or features), including whether the company has identified or continues to substantially revise the software’s significant performance requirements. ASU 2025-06 specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall are required for all capitalized internal-use software costs, regardless of how the company presents those costs in the financial statements. Additionally, ASU 2025-06 clarifies that the intangibles disclosures are not required for capitalized internal-use software costs. Further, ASU 2025-06 supersedes the website development costs guidance and incorporates the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. ASU 2025-06 will be effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments under ASU 2025-06 may be adopted prospectively, retrospectively, or with modified transition adoption for certain in-process projects. The Company is currently evaluating ASU 2025-06 to determine its impact on the Company’s consolidated condensed financial statements and disclosures.
In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company expects ASU 2023-09 to impact its disclosure requirements and does not expect the adoption to have a material impact on its business operations or consolidated condensed financial statements.
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
2. Balance sheet information
Accounts receivable, net
Accounts receivable, net consists of amounts billed and currently due from customers. The Company records the amounts due net of allowance for credit losses. Collection of the consideration that the Company expects to receive typically occurs within 30 to 90 days of billing. The Company applies the practical expedient for contracts with payment terms of one year or less which does not consider the effects of the time value of money. Occasionally, the Company enters into payment agreements with patients that allow payment terms beyond one year. In those cases, the financing component is not deemed significant to the contract.

Accounts receivable, net of allowances, consisted of the following as of:

	September 27, 2025	December 31, 2024
Accounts receivable	$133,262	$130,257
Less: Allowance for credit losses	(2,858)	(2,864)
	$130,404	$127,393
Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on aging of the accounts receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company had one customer representing approximately 24.0% and 20.4% of the accounts receivable balance as of September 27, 2025 and December 31, 2024, respectively. Historically, the Company’s allowance for credit losses has been adequate to cover credit losses.
Inventory
Inventory consisted of the following as of:

	September 27, 2025	December 31, 2024
Raw materials and supplies	$21,907	$22,098
Finished goods	74,366	70,377
	$96,273	$92,475
Accrued liabilities
Accrued liabilities consisted of the following as of:

	September 27, 2025	December 31, 2024
Gross-to-net deductions	$71,146	$66,405
Bonus and commission	18,598	32,647
Compensation and benefits	6,665	7,598
Accrued interest	3,525	5,324
Income and other taxes	4,833	3,868
Other liabilities	14,679	20,037
	$119,446	$135,879
3. Divestitures
On December 31, 2024, the Company completed the sale of certain products within its advanced rehabilitation business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (collectively, the “Advanced Rehabilitation Business”). The divestiture aligns with the Company’s focus on core operations and the Advanced Rehabilitation Business required additional research and development expenditures to achieve its next stage of growth.
The Company received cash proceeds of $24,678 at closing, net of transactional fees, which were subject to a post-closing adjustment for net working capital. The Company paid $686 in the second quarter of 2025 to settle the adjustment for net working capital. Net proceeds from the transaction were used to pay $20,000 in long-term debt obligations on December 31, 2024. The Company may also receive up to an additional $20,000 in contingent earn-out payments based on the achievement of certain revenue and financial performance thresholds related to the Advanced Rehabilitation Business during the fiscal years ending December 31, 2025 and 2026.
The Company recorded impairment losses of $2,031 and $33,901 during the three and nine months ended September 28, 2024, respectively, related to net intellectual property solely attributable to the Company’s Advanced Rehabilitation Business. These losses, measured at fair value less costs to sell based on the purchaser’s consideration, were recognized in impairment of assets on the consolidated condensed statements of operations and comprehensive income (loss).

4. Financial instruments
Long-term debt consisted of the following as of:

2025 Credit Agreement	September 27, 2025	2019 Credit and Guaranty Agreement	December 31, 2024
2025 Term Loan	$300,000	Amended Term Loan	$337,864
2025 Revolver	25,000	Revolver	—
Less:		Less:
Current portion of long-term debt	(11,250)	Current portion of long-term debt	(27,339)
Unamortized debt issuance cost	(591)	Unamortized debt issuance cost	(1,147)
Unamortized discount	(1,825)	Unamortized discount	(1,090)
	$311,334		$308,288
2025 Credit Agreement
On July 31, 2025, the Company entered into a Credit Agreement (the “2025 Credit Agreement”) with Wells Fargo Bank, National Association, and a syndicate of financial institutions and other entities (collectively, the “Lenders”). The 2025 Credit Agreement consists of a $300,000 term loan facility (the “2025 Term Loan”) and a $100,000 revolving credit facility (the “2025 Revolver” and, together with the 2025 Term Loan, the “2025 Term Loan Facilities”).
Proceeds from the 2025 Term Loan, borrowings of $30,000 under the 2025 Revolver and $2,562 in available cash were used to repay the outstanding balance under the 2019 Credit and Guaranty Agreement, as amended, which totaled $332,562 as of July 31, 2025 and is further described below under Amended Term Loan.
The Company accounted for the repayment of the outstanding balance under the 2019 Credit and Guaranty Agreement on a creditor-by-creditor basis. With respect to the continuing creditors, the Company accounted for these transactions as debt modifications; with respect to the new lender, the Company accounted for this transaction as an issuance of new debt; and with respect to exiting creditors, the Company accounted for these transactions as debt extinguishments.
As a result of the 2025 Credit Agreement, the Company received cash proceeds of $28,125 from a new creditor and $5,078, net of repayments, from several continuing creditors. In connection with the termination of the 2019 Credit and Guaranty Agreement, the Company paid $65,765, primarily to exiting creditors, with a portion paid to a continuing creditor that was partially extinguished. The Company recorded an original issue discount of $1,296 related to the 2025 Credit Agreement, which was capitalized within the consolidated condensed balance sheets. These capitalized discounts are amortized as interest expense, net, on a straight-line basis over the term of the 2025 Term Loan Facilities, which approximates the effective interest method. The majority of the capitalized discounts originated from loans with continuing creditors.
The Company recognized a loss on extinguishment of $326, which is included in the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 27, 2025. This loss reflects the write-off of unamortized deferred financing costs and discounts associated with certain financial institutions under the 2019 Credit and Guaranty Agreement.
The Company also incurred $794 in third-party costs associated with the debt modification, which were expensed as incurred and recorded within selling, general and administrative expense within the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 27, 2025.
As of September 27, 2025, the outstanding balance on the 2025 Term Loan was $297,584, net of discount of $1,825 and deferred financing costs of $591. These amounts include portions of the original issue discounts and deferred financing costs attributable to returning Lenders from the 2019 Credit and Guaranty Agreement. Interest expense, net includes deferred cost amortization of $244 and $381 for the three months ended September 27, 2025 and September 28, 2024, respectively, and $1,006 and $1,143 for the nine months ended September 27, 2025 and September 28, 2024, respectively. The effective interest rate on the 2025 Term Loan was 6.81% as of September 27, 2025.

The 2025 Term Loan and 2025 Revolver mature on July 31, 2030 (“Maturity”). Scheduled principal payments for the 2025 Term Loan are as follows:

Period	Scheduled Quarterly Payments	Annually
2025	$3,750	$3,750
2026	3,750	15,000
2027	3,750	15,000
2028	3,750	15,000
2029	3,750	15,000
2030	3,750	7,500
2030 - Final payment at Maturity	—	228,750
The estimated fair value of the 2025 Term Loan, using the midpoint of the Bloomberg Valuation, was $289,875 as of September 27, 2025. This is classified as a Level 2 instrument within the fair value hierarchy.
Interest - 2025 Credit Agreement
The 2025 Term Loan and the 2025 Revolver permit the Company to elect either the Secured Overnight Financing Rate (“SOFR”) or the Base Rate (“BR”) option for all or portions of the borrowings. Both rate options are calculated using a base interest rate plus a margin, which is determined based on the Company’s leverage ratio—defined as the ratio of consolidated net indebtedness to consolidated EBITDA, as specified in the 2025 Credit Agreement.
BR borrowings accrue interest based on the Federal Funds Rate plus 0.50%, with interest payments due on the last day of each calendar quarter. SOFR borrowings accrue interest over a designated interest period (“Interest Period”) of one, three or six months at the Company’s discretion. Interest is payable on the last day of each Interest Period, or every three months for Interest Periods longer than three months. The applicable interest margins under the 2025 Credit Agreement are 2.50% and 1.50% for SOFR and BR loans, respectively.
The applicable interest margin is subject to adjustment based on a pricing grid, which reflects changes in the Company’s leverage ratio following delivery of quarter financial statements to the Lenders:

Leverage ratio	SOFR	BR	Commitment Fee
< 2.00 to 1.00	1.75%	0.75%	0.20%
≥ 2.00 to 1.00 < 2.50 to 1.00	2.00%	1.00%	0.20%
≥ 2.50 to 1.00 < 3.00 to 1.00	2.25%	1.25%	0.30%
≥ 3.00 to 1.00 < 3.50 to 1.00	2.50%	1.50%	0.30%
≥ 3.50 to 1.00	2.75%	1.75%	0.30%
2025 Revolver and Letters of Credit
The five-year 2025 Revolver includes an initial annual commitment fee of 0.30%, calculated based on the average daily amount of the available revolving commitment, which includes revolving and swingline loans as well as letters of credit (“LOC”). The commitment fee is payable quarterly in arrears on the last day of each calendar quarter and at Maturity. The commitment rate is subject to adjustment based on the Company’s leverage ratio. Swingline loans are available as BR option loans and LOCs are limited to $7,500 under the 2025 Credit Agreement. As of September 27, 2025, the Company had three LOCs outstanding, leaving approximately $5,300 available. All outstanding LOCs incur fees equal to the interest margin for SOFR based loans under the 2025 Revolver, applied to the undrawn and unexpired amount of each LOC. These fees are payable quarterly in arrears on the last day of the calendar quarter.
On August 29, 2025, the Company repaid $5,000 of its borrowings under the 2025 Revolver borrowings. As of September 27, 2025, the Company had $75,000 available under the 2025 Revolver, excluding outstanding LOCs. The effective interest rate on the 2025 Revolver was 6.81% as of that date. Subsequent to September 27, 2025, the Company made additional repayments totaling $17,000 on the 2025 Revolver.

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
The 2025 Credit Agreement also contains financial covenants including a maximum consolidated total net leverage ratio of 4.00 to 1.00 for the fiscal quarter ending September 30, 2025 through the fiscal quarter ending December 31, 2025, and starting with the fiscal quarter ending March 31, 2026 and for each fiscal quarter thereafter, a maximum consolidated total net leverage ratio of 3.50 to 1.00. The Company may elect to increase such ratio level by 0.50 to 1.00 following certain permitted acquisitions. A minimum interest coverage ratio of 2.50 to 1.00 must also be maintained. The 2025 Revolver also includes standard provisions related to conditions of borrowing and customary events of default. The Company does not expect any of these covenants or restrictions to affect or limit its ability to conduct business in the ordinary course.
The Company was in compliance with the financial covenants under the 2025 Credit Agreement as of September 27, 2025.
Amended Term Loan
On December 6, 2019, the Company entered into the Credit and Guaranty Agreement (“2019 Credit Agreement”) that consisted of a $200,000 term loan (“Original Term Loan”) and a $50,000 revolving facility (the “Revolver”). The Company amended the 2019 Credit Agreement on August 29, 2021, and then again on October 29, 2021 in connection with the acquisition of Misonix, Inc. in which the Company prepaid $80,000 on the Original Term Loan. The 2019 Credit Agreement, as amended, subsequent to the prepayment, consisted of a $360,750 term loan (“Term Loan”) and the Revolver.
On July 11, 2022, the Company further amended the 2019 Credit Agreement in conjunction with the acquisition of CartiHeal (2009) Ltd. (“CartiHeal”). Pursuant to that amendment, an $80,000 term loan facility (the “July 2022 Term Loan” and, together with the Term Loan, the “Term Loan Facilities”) was extended to the Company to be used for: (i) the financing of the acquisition of CartiHeal; (ii) the payment of related fees and expenses; (iii) repayment of the draws made on the Revolver; and (iv) working capital needs and general corporate purposes of the Company, including without limitation, for permitted acquisitions.
On March 31, 2023, the Company entered into another amendment to the 2019 Credit Agreement to, among other things, modify certain financial covenants, waive covenant noncompliance at December 31, 2022, and modify interest rates applicable to borrowings under the 2019 Credit Agreement.
On January 18, 2024, the Company further amended the 2019 Credit Agreement (collectively, with the August 2021, October 2021, July 2022 and March 2023 amendments, the “Amended 2019 Credit Agreement”), to further modify certain financial covenants under the 2019 Credit Agreement.
The January 2024 amendment had deferred financing costs of $1,180, of which $325 was recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive income (loss) during the nine months ended September 28, 2024 and $855 was capitalized on the consolidated condensed balance sheets. There were no losses on debt refinancing and modification as a result of the January 2024 amendment.
As of July 31, 2025, the date of repayment, $331,037 was outstanding on the Term Loan Facilities, net of original issue discount of $743 and deferred financing costs of $782.
Revolver
The Revolver was initially established as a five-year revolving credit facility and was subsequently amended to a four-year term pursuant to the Amended 2019 Credit Agreement. The Revolver’s capacity was reduced by $5,000 on both December 31, 2023 and June 30, 2024 in accordance with the Amended 2019 Credit Agreement, resulting in an aggregate borrowing capacity of $40,000. During the first quarter of 2025, the Company borrowed $15,000 on the Revolver to support working capital needs, which have been fully repaid. The Company had no outstanding borrowings on the Revolver as of December 31, 2024.
Interest Rate Swaps
On August 1, 2025, the Company entered into two interest rate swaps to mitigate the interest rate risk associated with its floating-rate SOFR-based borrowings under the 2025 Credit Agreement. Under the terms of the swaps, the Company pays a fixed interest rate in exchange for SOFR-based variable interest throughout the life of the instruments, the majority of which expire July 31, 2028. The interest rate swaps have a weighted average fixed interest rate of 3.60% and an aggregate notional value of $150,000, or 50.0% of the 2025 Term Loan. Refer to Note 5. Fair value measurements for additional information regarding the valuation of the interest rate swaps.

5. Fair value measurements
The Company records certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants at the measurement date.
The Company applies a three-level fair value hierarchy that prioritizes the input used in measuring fair value. This hierarchy requires the use of observable inputs whenever available and minimizes the use of unobservable inputs. Assets and liabilities are categorized within the hierarchy based on the lowest level input that is significant to the fair value measurement:
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
There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 inputs. The following table provides information for liabilities measured at fair value on a recurring basis using Level 2 and Level 3 inputs:

		September 27, 2025			December 31, 2024
	Balance Sheet Location	Total	Level 2	Level 3	Total	Level 2	Level 3
Interest rate swaps	Accrued liabilities	$785	$785	$—	$—	$—	$—
Contingent consideration	Current portion of contingent consideration	—	—	—	19,573	—	19,573
Total:		$785	$785	$—	$19,573	$—	$19,573
Interest rate swaps
The Company utilizes interest rate swaps designated as cash flow hedges to manage exposure to variability in interest payments on its variable-rate debt. The fair value of these instruments represents the amount at which the swaps could be settled in an orderly transaction. This value is based on estimates derived from a quantitative regression analysis using Level 2 inputs, and is validated through comparisons with estimates provided by counterparties. Fair value measurements incorporate credit valuation adjustments to reflect the potential nonperformance or credit risk of both the Company and its counterparties.
The Company evaluates the effectiveness of its hedge instruments quarterly. During the third quarter of 2025, the Company completed its assessment of the interest rate swaps entered into during the period and determined both instruments were effective as of September 27, 2025. The Company does not hold or issue derivative instruments for trading purposes. Cash flows associated with hedging instruments are presented in the same category in the statement of cash flows as those of the hedged item. Accordingly, settlements of interest rate swaps are classified as operating activities, consistent with the classification of interest payments on the related debt.
Changes in the fair value of interest rate swaps are recorded each period in either accumulated other comprehensive income (loss) (“AOCI”) within the consolidated condensed balance sheets or as interest expense, net within the consolidated condensed statements of operations and comprehensive income (loss), depending on the effectiveness of the hedge.
Fair value changes deemed effective are recorded in AOCI and subsequently reclassified into interest expense, net, during the same period in which the hedged transaction impacts earnings. Any portion of the fair value determined to be ineffective is recognized immediately in interest expense, net within the consolidated condensed statements of operations and comprehensive income (loss).
The following table presents the amount of loss recognized in AOCI for the three and nine months ended September 27, 2025:

Interest rate swaps	Loss recognized in AOCI
Change in the fair value of cash flow hedges(a)	$785
(a)    Represents the total change in fair value of cash flow hedges recognized during the period, of which $150 was recognized in AOCI attributable to noncontrolling interest.
There was no income tax benefit or expense associated with the Company’s interest rate swaps during the three and nine months ended September 27, 2025, as the Company maintains a full valuation allowance against its deferred tax assets. There were also no reclassifications out of AOCI related to the Company’s interest rate swaps during these periods.

Interest payables and receivables under the interest rate swaps are accrued and recorded as adjustments to interest expense, net within the consolidated condensed statements of operations and comprehensive income (loss).
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
Significant changes in these assumptions could have resulted in a higher or lower fair value. The contingent consideration reported in the above table resulted from the acquisition of Bioness, Inc. (“Bioness”) on March 30, 2021 and was comprised of future earn-out payments contingent upon the achievement of certain research and development projects as well as sales milestones related to Bioness products. Contingent consideration resulting from the acquisition of Bioness included up to $50,000 in earn-out payments, consisting of: (i) $20,000 for meeting net sales targets for certain implantable products over a three year period ending on June 30, 2025 at the latest; (ii) up to $10,000 for meeting net sales milestones for certain implantable products over a three year period ending on June 30, 2025 at the latest; and (iii) $20,000 for maintaining Centers for Medicare & Medicaid Services coverage and reimbursement for certain products at specified levels as of December 31, 2024. The Company met criteria (iii) during the fourth quarter of 2024 and paid $19,771 of the contingent consideration during the nine months ended September 27, 2025. The Company has no future contingent consideration obligations from its acquisition of Bioness.
Contingent consideration was adjusted quarterly based on the passage of time or the anticipated success or failure of achieving certain milestones and is recorded as the change in fair value of contingent consideration within the consolidated condensed statements of operations and comprehensive income (loss). There were no changes in contingent consideration related to Bioness for the three and nine months ended September 27, 2025 due to the previously discussed milestone achievement. Changes in contingent consideration totaled $483 and $1,078 for the three and nine months ended September 28, 2024, respectively.
6. Equity-based compensation
2021 Plan
The Company operates an equity-based compensation plan (the “2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock-based and cash awards (collectively, the “2021 Plan Awards”). As of September 27, 2025, 23,233,862 shares of Class A common stock have been authorized to be awarded under the 2021 Plan and 11,282,852 shares were available for 2021 Plan Awards.
2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of September 27, 2025, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 69,050 shares were available for Retention Awards.

Activity under the Plans
Expense
Equity-based compensation, net for Awards granted under the Plans for the three and nine months ended September 27, 2025 and September 28, 2024 totaled $3,176, $2,491, $8,951 and $11,043, respectively. Expenses and expense reductions within the consolidated condensed statements of operations and comprehensive income (loss) are primarily included in selling, general and administrative expense with a nominal amount in research and development expense, based upon the department of the employee. There were no income tax benefits related to equity-based compensation expense for the three and nine months ended September 27, 2025 and September 28, 2024.
Restricted Stock Units
During the three and nine months ended September 27, 2025, the Company granted time-based RSUs which vest at various dates through March 14, 2029. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to RSUs totaled $11,550 at September 27, 2025, and is expected to be recognized over a weighted-average period of approximately 2.86 years. A summary of the RSU award activity for the nine months ended September 27, 2025 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2024	2,412	$5.52
Granted	1,455	8.73
Vested	(900)	6.04
Forfeited or canceled	(130)	7.05
Unvested at September 27, 2025	2,837	$6.92
Performance Restricted Stock Units
During the nine months ended September 27, 2025, the Company granted PRSUs subject to a 3-year cliff vesting period, contingent upon the achievement of a designated performance objective at the end of the vesting term. The performance metric is based on the Company’s relative total shareholder return (“TSR”). Compensation expense related to PRSUs is recognized on a straight-line basis over the 3-year vesting period. The fair value of the PRSUs was determined on the grant date using a Monte Carlo simulation model, which estimated TSR for the Company’s Class A common stock relative to a peer group consisting of companies included in the Russell 2000 Medical Equipment Index, along with additional selected companies. The number of Class A common stock issuable upon vesting is subject to adjustment based on the probability of achieving the TSR performance threshold. Actual shares issued may range from 0% to 200% of the target award granted.
Unamortized compensation expense related to PRSUs totaled $1,331 at September 27, 2025, and is expected to be recognized over a weighted-average period of approximately 2.25 years. A summary of PRSU award activity for the nine months ended September 27, 2025 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2024	—	$—
Granted	159	10.37
Unvested at September 27, 2025	159	$10.37

Stock Options
During the three and nine months ended September 27, 2025, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the nine months ended September 27, 2025 is shown in the following table:

Risk-free interest rate	4.0% - 4.5%
Expected dividend yield	—%
Expected stock price volatility	37.9% - 38.3%
Expected life of stock options (years)	6.25
The weighted-average grant date fair value of options granted during the nine months ended September 27, 2025 was $4.22 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the peer Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $3,175 at September 27, 2025, and is expected to be recognized over a weighted-average period of approximately 2.94 years.
A summary of stock option activity is as follows for the nine months ended September 27, 2025 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2024	4,629	$7.73	7.14	$17,049
Granted	566	9.36
Exercised	(211)	4.72
Forfeited or canceled	(301)	12.00
Outstanding at September 27, 2025	4,683	7.79	7.29	$5,930
Exercisable and vested at September 27, 2025	2,267	$9.24	6.15	$2,274
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Class A common stock for options that had exercise prices lower than $6.66 per share, as this was the closing price of the Company’s Class A common stock on September 26, 2025, the last trading day of the third quarter.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of September 27, 2025, the aggregate number of shares reserved for issuance under the ESPP was 1,806,669. During the nine months ended September 27, 2025, the Company issued 114,803 shares under the ESPP and recognized $282 in related expense. For the nine months ended September 28, 2024, the Company issued 125,622 shares under the ESPP and recognized $215 in related expense.

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
Noncontrolling interest
In connection with any redemption pursuant to the BV LLC Agreement, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the nine months ended September 27, 2025 or during the year ended December 31, 2024. The following table summarizes the ownership interest in BV LLC as of September 27, 2025 and December 31, 2024 (number of units in thousands):

	September 27, 2025		December 31, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	66,974	80.9%	65,758	80.6%
Continuing LLC Owner	15,787	19.1%	15,787	19.4%
Total	82,761	100.0%	81,545	100.0%

8. Earnings per share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator
Net income (loss)	$4,006	$(5,848)	$9,956	$(46,446)
Less: Net (income) loss attributable to noncontrolling interest	(851)	683	(1,979)	10,709
Net income (loss) attributable to Bioventus Inc. Class A common shareholders	$3,155	$(5,165)	$7,977	$(35,737)

Denominator
Basic weighted-average shares of Class A common stock outstanding	66,924,682	65,258,427	66,483,147	64,234,922
Dilutive effects of:
Stock options	785,241	—	988,556	—
Restricted stock units	1,127,874	—	1,320,424	—
Diluted weighted-average shares of Class A common stock outstanding	68,837,797	65,258,427	68,792,127	64,234,922

Net income (loss) per share of Class A common stock—basic	$0.05	$(0.08)	$0.12	$(0.56)
Net income (loss) per share of Class A common stock—diluted	$0.05	$(0.08)	$0.12	$(0.56)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method have not been presented.
The following number of weighted-average potentially dilutive shares as of September 27, 2025 and September 28, 2024 were excluded from the calculation of diluted loss per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737	15,786,737	15,786,737
Stock options(b)	2,348,069	1,164,448	2,209,964	755,598
Restricted stock units(c)	1,136,969	2,068,915	790,981	2,068,023
Total	19,271,775	19,020,100	18,787,682	18,610,358
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
(c)A portion of the restricted stock units are considered anti-dilutive under the treasury stock method as the number of shares that could be purchased with the assumed proceeds of the restricted stock units exceed the total amount of the underlying shares outstanding.

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
The Company’s effective tax rate was 14.2% for the three months ended September 27, 2025, primarily driven by income earned in foreign jurisdictions. The effective tax rate was 13.9% for the nine months ended September 27, 2025, driven by foreign income tax, partially offset with the release of certain reserves for uncertain tax positions. The effective tax rate for both the three and nine months ended September 28, 2024 was 11.2%, primarily due to the impairment of intangibles related to the Advanced Rehabilitation Business and taxable income in certain entities.
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
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of September 27, 2025, the Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
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
Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of OBBBA was reflected in the Company’s financial statements for the third quarter of 2025. The OBBBA did not have a material effect on the Company’s financial statements.
10. Commitments and contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases office space, a warehouse and certain equipment under finance leases. The remaining lease terms range from one month to 7.6 years.

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease cost	$651	$792	$1,898	$2,618
Short-term lease cost(a)	191	235	531	641
Financing lease cost:
Amortization of finance lease assets	152	155	453	487
Interest on lease liabilities	202	216	609	654
Total lease cost	$1,196	$1,398	$3,491	$4,400
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to leases were as follows:

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,684	$3,459
Operating cash flows from financing leases	$609	$654
Financing cash flows from finance leases	$614	$564

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$904	$761
Financing lease obligations	$56	$—
Current portions of operating and financing lease liabilities are recorded within other current liabilities on the consolidated condensed balance sheets. Noncurrent liabilities resulting from operating and financing leases are recorded within other long-term liabilities. Supplemental balance sheet and other information related to leases are as follows:

	September 27, 2025	December 31, 2024
Operating lease assets	$5,830	$6,506

Operating lease liabilities—other current liabilities	$3,526	$3,102
Operating lease liabilities—other long-term liabilities	5,214	6,940
Total operating lease liabilities	$8,740	$10,042

Property, plant and equipment, net (finance leases)	$11,606	$12,703

Finance lease liabilities—other current liabilities	$881	$815
Finance lease liabilities—other long-term liabilities	8,962	9,571
Total financing lease liabilities	$9,843	$10,386

Weighted-average remaining lease term (years) for leases
Operating leases	2.6	3.1
Finance leases	7.6	8.3

Weighted-average discount rate for leases
Operating leases	5.2%	5.1%
Finance leases	8.1%	8.1%

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
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court and the Court preliminarily approved the Settlement Agreement on August 13, 2024. The Court entered judgment on December 18, 2024, granting final approval of the terms of the Settlement Agreement and dismissing all claims against the defendants, including the Company. The parties settled without any admission of liability or wrongdoing by any party. The settlement amount of $15,250, together with interest earned thereon, has been paid by the defendants and/or the defendant’s insurers. The Company incurred $14, $50 and $13,802 of net shareholder litigation costs (including estimated settlement and reimbursement) during the three and nine months ended September 27, 2025 and year ended December 31, 2024, respectively, under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive income (loss).
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

On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the United States District Court for the District of Delaware granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, Case No.: 1:23-cv-01099-RGA. The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025, June 23, 2025 and October 24, 2025, the parties submitted status updates requesting more time to continue their settlement discussions.
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
On March 6, 2025, plaintiff Jung Jae Hyung filed a derivative complaint against certain of Bioventus’s current and former officers and directors, naming Bioventus as a nominal defendant only, in in the United States District Court for the Middle District of North Carolina, captioned Jung Jae Hyung v. Kenneth M. Reali et al., No. 1:25-cv-177 (M.D.N.C. 2025). Like the other derivative cases, the Hyung case asserts violations of Section 14(a) of the Exchange Act, contribution, breaches of fiduciary duties, aiding and abetting, gross mismanagement, waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 13, 2025, the defendants filed a motion to transfer the Hyung case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation, or in the alternative, to dismiss the case. On July 1, 2025, the Court granted the motion and transferred the Hyung case to the District of Delaware. The plaintiff subsequently filed a notice of appeal of that order to the United States Court of Appeals for the Fourth Circuit on July 16, 2025. On July 25, 2025, the plaintiff filed a joint stipulation to voluntarily dismiss the appeal. On July 8, 2025, the plaintiff filed an amended complaint in the District of Delaware. The defendants filed a motion to dismiss the Hyung case on October 10, 2025. The plaintiff’s opposition is due on November 10, 2025, and defendants’ reply to that opposition is due on November 25, 2025.
The Company believes the claims alleged in the above derivative matters lack merit and intends to defend itself vigorously. Except as described above, the outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.

Other matters
On November 10, 2021, the Company entered into an asset purchase agreement for an HA product and made an upfront payment of $853. An additional payment of $853 was made in 2022 upon the transfer of certain seller customer data. If the Company is able to obtain a Medical Device Regulation Certification (“MDR Certification”) for the product, $1,707 (the “Milestone Payment”) will be paid to the seller within five days. On March 8, 2023, the parties amended the agreement and reduced the Milestone Payment to $1,418, of which $709 was recorded as an intellectual property intangible asset during 2023 and was paid on January 31, 2024. The remainder was due upon receipt of the MDR Certification for the product, provided that it was obtained prior to December 31, 2024, which was not achieved. The asset purchase agreement was further amended in 2024 acknowledging the expectation that the MDR Certification would not be obtained. Pursuant to the 2024 amendment, the MDR Certification achievement criteria under the asset purchase agreement were extended for two years.
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the three and nine months ended September 27, 2025 and September 28, 2024 totaled $4,781, $4,354, $12,963 and $12,527, respectively. These royalties are included in cost of sales within the consolidated condensed statements of operations and comprehensive income (loss).
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
From time to time, the Company causes letters of credit (“LOCs”) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. The Company had three LOCs outstanding, each for $2,200 as of September 27, 2025 and December 31, 2024.
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
11. Revenue recognition
Our policies for recognizing sales have not changed from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. The Company had product sales to one customer totaling $15,338 and $45,683 representing 11.1% of net sales, primarily in the U.S. reporting segment during each of the three and nine months ended September 27, 2025, respectively. The same customer had product sales of $12,933 and $44,342 representing 9.3% and 10.6% of net sales during the three and nine months ended September 28, 2024, respectively.

The following table presents the Company’s net sales disaggregated by major business within each segment as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
U.S.
Pain Treatments	$59,978	$56,306	$177,100	$172,137
Surgical Solutions	44,981	41,155	131,572	121,275
Restorative Therapies	18,355	25,448	53,937	78,187
Total U.S. net sales	123,314	122,909	362,609	371,599

International
Pain Treatments	7,198	6,821	22,302	19,939
Surgical Solutions	5,188	4,745	16,547	14,256
Restorative Therapies	2,951	4,489	8,729	13,844
Total International net sales	15,337	16,055	47,578	48,039

Total net sales	$138,651	$138,964	$410,187	$419,638
12. Segments
The Company identifies a business as an operating segment if: (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”); and (iii) it has available discrete financial information. The Company’s CODM is its President and Chief Executive Officer, who uses Segment Adjusted EBITDA to make decisions regarding the allocation of resources, assess performance and to develop annual budgets and forecasts.
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
The following table presents Segment Adjusted EBITDA reconciled to loss before income taxes:

	Three Months Ended September 27, 2025
	U.S.	International	Consolidated
Net sales	$123,314	$15,337	$138,651
Adjusted cost of sales(a)	28,537	5,890
Adjusted selling expense(b)	37,917	2,943
Adjusted marketing expense(b)	6,121	930
Adjusted general and administrative expense(b)	24,401	2,389
Adjusted research and development expense(c)	2,699	4
Adjusted other segment expense(d)	200	16
Segment Adjusted EBITDA	23,439	3,165	26,604
Interest expense, net			(6,177)
Depreciation and amortization			(11,403)
Shareholder litigation costs			(14)
Equity compensation			(3,176)
Debt refinancing			(731)
Loss on extinguishment			(326)
Gain on disposals			1
Other items(e)			(108)
Income before income taxes			$4,670

	Three Months Ended September 28, 2024
	U.S.	International	Consolidated
Net sales	$122,909	16,055	$138,964
Adjusted cost of sales(a)	29,703	5,504
Adjusted selling expense(b)	38,670	2,823
Adjusted marketing expense(b)	6,118	687
Adjusted general and administrative expense(b)	25,322	3,639
Adjusted research and development expense(c)	3,563	13
Adjusted other segment income(d)	(129)	(506)
Segment Adjusted EBITDA	19,662	3,895	23,557
Interest expense, net			(9,532)
Depreciation and amortization			(12,275)
Acquisition and related costs			(483)
Shareholder litigation costs			(50)
Restructuring and succession charges			(54)
Equity compensation			(2,491)
Debt refinancing			(4)
Impairment of assets			(2,031)
Other items(e)			(1,896)
Loss before income taxes			$(5,259)

	Nine Months Ended September 27, 2025
	U.S.	International	Consolidated
Net sales	$362,609	$47,578	$410,187
Adjusted cost of sales(a)	82,152	17,797
Adjusted selling expense(b)	109,984	9,362
Adjusted marketing expense(b)	19,089	2,734
Adjusted general and administrative expense(b)	72,509	6,874
Adjusted research and development expense(c)	8,441	25
Adjusted other segment expense(d)	1,465	188
Segment Adjusted EBITDA	68,969	10,598	79,567
Interest expense, net			(21,180)
Depreciation and amortization			(35,317)
Shareholder litigation costs			(50)
Equity compensation			(9,233)
Debt refinancing			(903)
Loss on extinguishment			(326)
Loss on disposals			(81)
Other items(e)			(911)
Income before income taxes			$11,566

	Nine Months Ended September 28, 2024
	U.S.	International	Consolidated
Net sales	$371,599	48,039	$419,638
Adjusted cost of sales(a)	85,173	17,643
Adjusted selling expense(b)	114,400	8,372
Adjusted marketing expense(b)	18,049	2,221
Adjusted general and administrative expense(b)	73,275	10,250
Adjusted research and development expense(c)	10,005	31
Adjusted other segment income(d)	(311)	(102)
Segment Adjusted EBITDA	71,008	9,624	80,632
Interest expense, net			(29,795)
Depreciation and amortization			(37,150)
Acquisition and related costs			(994)
Shareholder litigation costs			(13,720)
Restructuring and succession charges			(67)
Equity compensation			(11,258)
Debt refinancing			(351)
Impairment of assets			(33,901)
Other items(e)			(5,685)
Loss before income taxes			$(52,289)
(a)Adjusted cost of sales used in calculating segment Adjusted EBITDA excludes depreciation and amortization as well as the amortization of inventory step-up resulting from acquisitions.
(b)Adjusted selling, general and administrative expense used in the calculation of segment Adjusted EBITDA excludes certain acquisition and related costs, shareholder litigation costs, certain restructuring and succession charges, asset impairments, debt refinancing, equity-based compensation expense and other segment items—charges associated with strategic transactions, such as potential divestitures and a transformative project to redesign systems and information processing projects.
(c)Adjusted research and development expense used in calculating segment Adjusted EBITDA excludes depreciation and amortization and equity-based compensation expense.
(d)Adjusted other segment expense (income) primarily consists of foreign currency transaction and remeasurement gains and losses and other certain nonrecurring items.
(e)Other items primarily include charges associated with strategic transactions, such as potential divestitures and a transformative project to redesign systems and information processing. During the three and nine months ended September 27, 2025, other items primarily consisted of divestiture costs related to the Company’s Advanced Rehabilitation Business costs. During the three and nine months ended September 28, 2024, other items mostly consisted of strategic transaction and transformative project costs.
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

•Pain Treatments, consisting of:
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
•Surgical Solutions, consisting of:
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
•Restorative Therapies, consisting of:
◦Fracture Care: We provide low-intensity pulse ultrasound to help patients who suffer from bone fractures that do not heal through traditional methods. We plan to expand our U.S. clinical fracture care indications to address the healing of fresh fractures, especially for high-risk patients.
The following table sets forth total net sales, net income (loss) and Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$138,651	$138,964	$410,187	$419,638
Net income (loss)	$4,006	$(5,848)	$9,956	$(46,446)
Adjusted EBITDA(a)	$26,604	$23,557	$79,567	$80,632
Income (loss) per Class A common stock:
Basic	$0.05	$(0.08)	$0.12	$(0.56)
Diluted	$0.05	$(0.08)	$0.12	$(0.56)
(a)See below under results of operations-Adjusted EBITDA for a reconciliation of net income (loss) to Adjusted EBITDA.
Significant developments
2025 Credit Agreement
On July 31, 2025, we entered into a new Credit Agreement (the “2025 Credit Agreement”) that provides for a $300.0 million term loan facility (the “2025 Term Loan”) and a $100.0 million revolving credit facility (the “2025 Revolver”). Proceeds from the 2025 Term Loan, borrowings of $30.0 million under the 2025 Revolver and $2.6 million of available cash were used to fully repay the outstanding balance under the 2019 Credit and Guaranty Agreement, as amended, which totaled $332.6 million at the time of repayment. We recorded a $0.3 million loss on extinguishment and incurred $0.8 million in third-party costs as a result of these refinancing transactions.
The 2025 Credit Agreement is expected to provide $2.0 million of annual interest expense savings, increased liquidity and extended debt maturity to July 2030. On August 1, 2025, we entered into two interest rate swaps totaling $150.0 million to hedge the interest rate risk associated with our floating-rate SOFR-based borrowings under the 2025 Credit Agreement.
XCELL PRP System
In August 2025, we fully launched the XCELL PRP System in the Orthopedic and Sports Medicine specialties across the U.S. market. The XCELL PRP System is designed to deliver customization, precision and efficiency with high platelet count in a single 10-minute process, allowing providers to select between leukocyte-rich and leukocyte-poor options with flexible dosing to meet individual patient and procedural needs.

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
TalisMann combines our patented electric field conduction technology with an integrated pulse generator to potentially reach deeper, larger nerves. This combination is designed to provide long-term relief from chronic nerve pain for patients, potentially increasing the number of patients who respond to neuromodulation therapy. From a physician's perspective, the increase in power allows for easier lead placement and potentially broadens addressable nerves. StimTrial provides physicians the ability to evaluate patient response to PNS therapy, which we expect will facilitate physician adoption and payer reimbursement where trial assessments are required. We began a limited commercial release of both TalisMann and StimTrial in select U.S. markets during the third quarter, with a broader rollout planned for early 2026.
Advanced Rehabilitation Business
On December 31, 2024, we completed the sale of certain products within our Advanced Rehabilitation Business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (collectively, the “Advanced Rehabilitation Business”). This divestiture reflects our strategic decision to focus on core business areas and streamline operations. The Advanced Rehabilitation Business was considered non-core and required additional research and development investment to achieve its next stage of growth. We received $24.7 million of cash proceeds at closing, net of transactional fees, which were subject to a post-closing adjustment for net working capital. We paid $0.7 million in the second quarter of 2025 to settle the adjustment for net working capital. The net proceeds were used to pay $20.0 million in long-term debt obligations on December 31, 2024. We may also receive an aggregate of $20.0 million in potential earn-out payments based on the achievement of certain revenue and financial performance thresholds related to the Advanced Rehabilitation Business during the fiscal years ending December 31, 2025 and 2026.
Results of Operations
For a description of the components of our results of operations, refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 10-K.
The following table sets forth components of our consolidated condensed statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (includes depreciation & amortization)	32.0%	32.7%	31.9%	31.9%
Gross profit	68.0%	67.3%	68.1%	68.1%
Selling, general and administrative expense	56.7%	58.6%	56.4%	61.3%
Research and development expense	2.2%	2.8%	2.2%	2.5%
Change in fair value of contingent consideration	—%	0.3%	—%	0.3%
Depreciation and amortization	1.0%	1.5%	1.1%	1.4%
Impairment of assets	—%	1.5%	—%	8.1%
(Gain) loss on disposals	—%	—%	—%	—%
Operating income (loss)	8.1%	2.6%	8.4%	(5.5%)

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$4,006	$(5,848)	$9,956	$(46,446)
Interest expense, net	6,177	9,532	21,180	29,795
Income tax expense (benefit), net	664	589	1,610	(5,843)
Depreciation and amortization(a)	11,403	12,275	35,317	37,150
Acquisition and related costs(b)	—	483	—	994
Shareholder litigation costs(c)	14	50	50	13,720
Restructuring and succession charges(d)	—	54	—	67
Equity compensation(e)	3,176	2,491	9,233	11,258
Debt refinancing(f)	731	4	903	351
Loss on extinguishment(g)	326	—	326	—
(Gain) loss on disposals(h)	(1)	—	81	—
Impairment of assets(i)	—	2,031	—	33,901
Other items(j)	108	1,896	911	5,685
Adjusted EBITDA	$26,604	$23,557	$79,567	$80,632
(a)Includes for the three and nine months ended September 27, 2025 and September 28, 2024, respectively, depreciation and amortization of $10.0 million, $10.2 million, $30.9 million and $31.3 million in cost of sales and $1.4 million, $2.1 million, $4.4 million and $5.9 million in operating expenses presented in the consolidated condensed statements of operations and comprehensive income (loss).
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
(f)Debt refinancing in 2025 related to certain third-party fees associated with our 2025 Credit Agreement. Activity in 2024 is attributable to advisory fees and debt amendment related costs related to our 2019 Credit and Guaranty Agreement, as amended.
(g)Losses incurred due to the refinancing of long-term debt.
(h)Represents the loss on the disposal of the Advanced Rehabilitation Business.
(i)Represents a non-cash impairment charge for intangible assets solely attributable to our Advanced Rehabilitation Business in 2024 due to our decision to divest the business.
(j)Other items include charges associated with strategic initiatives, such as potential acquisitions or divestitures, as well as costs related to a transformative project aimed at redesigning the Company’s systems and information processing infrastructure.
Other items during the nine months ended September 27, 2025 primarily consisted of $0.4 million of expenses related to the divestiture of the Advanced Rehabilitation Business, which was completed on December 31, 2024.
For the three and nine months ended September 28, 2024, other items primarily consisted of strategic transaction expenses of $1.6 million and $3.9 million, respectively, primarily related to the divestiture of the Advanced Rehabilitation Business. The nine months ended September 28, 2024 also included transformative project costs of $1.3 million.

Non-GAAP Financial Measures - Adjusted EBITDA
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator for management to measure operating performance and for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net income (loss) from operations before depreciation and amortization, provision of income taxes and interest expense, net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include acquisition and divestiture related costs, certain shareholder litigation costs, impairments of assets, restructuring and succession charges, equity compensation expense, debt refinancing, loss on extinguishment of debt and other items. Adjusted EBITDA by segment consists of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
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
Net Sales

	Three Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
U.S.
Pain Treatments	$59,978	$56,306	$3,672	6.5%
Surgical Solutions	44,981	41,155	3,826	9.3%
Restorative Therapies	18,355	25,448	(7,093)	(27.9%)
Total U.S. net sales	123,314	122,909	405	0.3%

International
Pain Treatments	7,198	6,821	377	5.5%
Surgical Solutions	5,188	4,745	443	9.3%
Restorative Therapies	2,951	4,489	(1,538)	(34.3%)
Total International net sales	15,337	16,055	(718)	(4.5%)

Total net sales	$138,651	$138,964	$(313)	(0.2%)
U.S.
Net sales for the period increased $0.4 million, or 0.3%, compared to the prior year period. Net sales from Pain Treatments increased $3.7 million due to volume growth. Net sales from Surgical Solutions increased $3.8 million, primarily due to volume growth in BGS and Ultrasonics. Net sales from Restorative Therapies decreased $7.1 million due to a decline of $8.7 million in net sales associated with the divestiture of Advanced Rehabilitation Business. This decline was partially offset by a $1.6 million increase in net sales for our EXOGEN Bone Stimulation System.
International
Net sales decreased compared to the prior year period, primarily due to the divestiture of the Advanced Rehabilitation Business, which contributed $2.1 million in net sales during the three months ended September 28, 2024. The decline resulting from this divestiture was partially offset by increased net sales for our EXOGEN Bone Stimulation System, Pain Treatments and Surgical Solutions products.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
U.S.
Pain Treatments	$177,100	$172,137	$4,963	2.9%
Surgical Solutions	131,572	121,275	10,297	8.5%
Restorative Therapies	53,937	78,187	(24,250)	(31.0%)
Total U.S. net sales	362,609	371,599	(8,990)	(2.4%)

International
Pain Treatments	22,302	19,939	2,363	11.9%
Surgical Solutions	16,547	14,256	2,291	16.1%
Restorative Therapies	8,729	13,844	(5,115)	(36.9%)
Total International net sales	47,578	48,039	(461)	(1.0%)

Total net sales	$410,187	$419,638	$(9,451)	(2.3%)
U.S.
Net sales for the period decreased $9.0 million, or 2.4%, compared to the prior year period. Net sales from Pain Treatments increased $5.0 million, driven by volume growth in Durolane. This increase was partially offset with a decline in volume for certain products, in part due to inventory reductions by certain distributors following elevated purchases at the end of 2024. Net sales from Surgical Solutions increased $10.3 million due to volume growth in BGS and Ultrasonics. The $24.3 million decline in net sales from Restorative Therapies was driven by the divestiture of the Advanced Rehabilitation Business, which contributed $28.8 million in net sales during the prior year. This decrease was partially offset by a $4.5 million increase in our net sales for our EXOGEN Bone Stimulation System.
International
Net sales decreased compared to the prior year period primarily due to the divestiture of the Advanced Rehabilitation Business, which contributed $5.7 million in net sales during the prior year. This decline was partially offset by volume growth in Pain Treatments and Surgical Solutions.
Gross profit and gross margin

	Three Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
U.S.	$85,505	$83,781	$1,724	2.1%
International	8,724	9,770	(1,046)	(10.7%)
Total	$94,229	$93,551	$678	0.7%

	Three Months Ended
	September 27, 2025	September 28, 2024	Change
U.S.	69.3%	68.2%	1.1%
International	56.9%	60.9%	(4.0%)
Total	68.0%	67.3%	0.7%
U.S.
Gross profit increased $1.7 million, or 2.1%, compared to the prior year period, primarily driven by volume growth in BGS, Durolane and our EXOGEN Bone Stimulation System. The increase was partially offset by a $5.2 million reduction resulting from the divestiture of the Advanced Rehabilitation Business. Gross margin improved 1.1% compared to the prior year period, driven by a favorable product mix. These improvements were partially offset with freight and tariff costs.
International
Gross profit decreased $1.0 million, or 10.7%, compared to the prior year period. The decline was due to a $1.4 million reduction resulting from the divestiture of the Advanced Rehabilitation Business. This was partially offset by growth in BGS and our EXOGEN Bone Stimulation System. Gross margin declined 4.0% reflecting unfavorable product and country mix.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
U.S.	$251,691	$257,382	$(5,691)	(2.2%)
International	27,684	28,188	(504)	(1.8%)
Total	$279,375	$285,570	$(6,195)	(2.2%)

	Nine Months Ended
	September 27, 2025	September 28, 2024	Change
U.S.	69.4%	69.3%	0.1%
International	58.2%	58.7%	(0.5%)
Total	68.1%	68.1%	—%
U.S.
Gross profit decreased $5.7 million, or 2.2%, compared to the prior year period. The decline was primarily attributable to a $15.8 million reduction resulting from the divestiture of the Advanced Rehabilitation Business. This reduction was partially offset by volume growth in Surgical Solutions, Pain Treatments and our EXOGEN Bone Stimulation System. Gross margin slightly increased by 0.1% in comparison to the prior year period. This improvement was driven by a favorable product mix within both Surgical Solutions and Pain Treatments, as well as enhanced collections associated with our EXOGEN Bone Stimulation System. These gains were partially offset with freight and tariff costs, as well as shifts in channel mix.
International
Gross profit decreased $0.5 million, or 1.8%, primarily due to a $3.2 million reduction resulting from the divestiture of the Advanced Rehabilitation Business. This reduction was partially offset with growth in the remaining businesses. Gross margin decreased 0.5% due to product and country mix.
Selling, general and administrative expense

	Three Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
Selling, general and administrative expense	$78,657	$81,482	$(2,825)	(3.5%)
Selling, general and administrative expenses decreased by $2.8 million, or 3.5%, primarily due to a $2.6 million reduction in compensation-related costs, partially attributable to the sale of the Advanced Rehabilitation Business.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
Selling, general and administrative expense	$231,269	$256,925	$(25,656)	(10.0%)
Selling, general and administrative expenses decreased by $25.7 million, or 10.0%, primarily due to: (i) a $13.7 million reduction in shareholder litigation costs settled during 2024; (ii) a $10.6 million decrease in compensation-related costs, partially attributable to the sale of the Advanced Rehabilitation Business; and (iii) a $2.2 million decrease in stock-based compensation.
Research and development expense

	Three Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
Research and development expense	$2,923	$3,843	$(920)	(23.9%)
Research and development expense decreased $0.9 million, or 23.9% due to: (i) a $0.6 million reduction in consulting expenses resulting from the completion of certain projects; and (ii) a $0.4 million decrease in compensation-related costs.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
Research and development expense	$9,106	$10,680	$(1,574)	(14.7%)
Research and development expense decreased by $1.6 million, or 14.7%, primarily due to: (i) a $1.1 million reduction in consulting expenses resulting from the completion of certain projects; and (ii) a $0.8 million decrease in compensation-related costs.
Change in fair value of contingent consideration
Activity from the change in fair value of contingent consideration relates to the acquisition of Bioness in 2021. Certain milestones were achieved during the fourth quarter of 2024, and as a result, we ceased revaluing the contingent consideration liability in 2025. We made contingent consideration payments of $9.0 million and $10.8 million during the first and second quarters of 2025, respectively, which fully settled the Bioness contingent consideration liability.
Depreciation and amortization

	Three Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
Depreciation and amortization	$1,398	$2,065	$(667)	(32.3%)

	Nine Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
Depreciation and amortization	$4,430	$5,884	$(1,454)	(24.7%)
Depreciation and amortization decreased during the three and nine months ended September 27, 2025 compared to the prior year comparable periods primarily due to certain information technology assets being fully depreciated in 2025.
Impairment of assets
Following the decision to divest the Advanced Rehabilitation Business, we evaluated it for impairment in the second quarter of 2024. As a result, impairment losses of $2.0 million and $33.9 million were recorded for the three and nine months ended September 28, 2024, respectively, related to the net intellectual property solely attributable to the Advanced Rehabilitation Business. The losses, measured at fair value less costs to sell, were based on the purchaser’s consideration.
(Gain) loss on disposals
During the nine months ended September 27, 2025, we recorded a $0.3 million loss on disposal related to the sale of the Advanced Rehabilitation Business. The cumulative loss was due to post-closing working capital adjustments.
Other expense

	Three Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
Interest expense, net	$6,177	$9,532	$(3,355)	(35.2%)
Loss on extinguishment	326	—	326	NM
Other expense (income), net NM - Not Meaningful	79	(626)	705	(112.6%)

	Nine Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
Interest expense, net	$21,180	$29,795	$(8,615)	(28.9%)
Loss on extinguishment	326	—	326	NM
Other expense (income), net	1,417	(404)	1,821	NM
Interest expense, net decreased during both the three and nine months ended September 27, 2025, compared to the prior year periods. This decrease was due to lower debt outstanding and a reduction in interest rates and applicable margins. The third quarter of 2025 was further impacted by our debt refinancing completed during the quarter, which contributed to the overall reduction in interest expense.
Loss on extinguishment of debt recognized during the three and nine months ended September 27, 2025 was directly related to the refinancing of our debt obligations. The increase in other expense, net during both the three and nine months ended September 27, 2025 was due to fluctuations in foreign currency exchange rates compared to the prior year periods.
Income tax expense (benefit), net

	Three Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
Income tax (benefit) expense, net	$664	$589	$75	12.7%
Effective tax rate	14.2%	11.2%		3.0%

	Nine Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
Income tax (benefit) expense, net	$1,610	$(5,843)	$7,453	(127.6%)
Effective tax rate	13.9%	11.2%		2.7%
Our effective tax rate was 14.2% for the three months ended September 27, 2025, primarily driven by income earned in foreign jurisdictions. The effective tax rate was 13.9% for the nine months ended September 27, 2025, driven by foreign income tax, partially offset with the release of certain reserves for uncertain tax positions. The effective tax rate for both the three and nine months ended September 28, 2024 was 11.2%, primarily due to the impairment of intangibles related to the Advanced Rehabilitation Business and taxable income in certain entities.
Noncontrolling interest
Subsequent to the IPO and related transactions, we are the sole managing member of BV LLC in which we owned 80.9% and 80.6% at September 27, 2025 and December 31, 2024, respectively. We have a majority economic interest and the sole voting interest in and control the management of BV LLC. As a result, we consolidate the financial results of BV LLC and report a noncontrolling interest representing the 19.1% that is owned by the Continuing LLC Owner. Noncontrolling interest changes during the periods presented resulted from recorded income and loss activity.
Segment Adjusted EBITDA

	Three Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
U.S.	$23,439	$19,662	$3,777	19.2%
International	$3,165	$3,895	$(730)	(18.7%)
U.S.
Adjusted EBITDA increased $3.8 million, or 19.2%, compared to the prior year period. This increase was primarily attributable to higher gross margin and lower operating expenses. These improvements were partially offset by the impact of the Advanced Rehabilitation Business divestiture and unfavorable movements in foreign currency.
International
Adjusted EBITDA decreased $0.7 million, or 18.7%, compared to the prior year period. The decline was primarily attributable to the decrease in gross profit resulting from the divestiture of the Advanced Rehabilitation Business.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
U.S.	$68,969	$71,008	$(2,039)	(2.9%)
International	$10,598	$9,624	$974	10.1%
U.S.
Adjusted EBITDA decreased $2.0 million, or 2.9%, compared to the prior year period. The decline was primarily due to lower gross profit resulting from the divestiture of the Advanced Rehabilitation Business and unfavorable movements in foreign currency. This impact was mostly offset with volume growth in the remaining businesses.
International
Adjusted EBITDA increased $1.0 million, or 10.1%, compared to the prior year period. The increase was primarily driven by lower selling, general and administrative expenses, partially offset by lower gross profit resulting from the divestiture of our Advanced Rehabilitation Business.
Liquidity and Capital Resources
Sources of liquidity
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, clinical trials, and capital expenditures. We expect these needs to continue as we develop and market new products and further expand into international markets.
On December 31, 2024, we closed the sale of the Advanced Rehabilitation Business, which was considered non-core and required additional research and development expenditures to achieve its next stage of growth. We received cash proceeds of $24.7 million at closing, net of transactional fees, which were subject to a post-closing adjustment for net working capital. We paid $0.7 million in the second quarter of 2025 to settle the adjustment for net working capital. Net proceeds from the transaction were used to pay $20.0 million in long-term debt obligations on December 31, 2024. We may also receive up to an additional $20.0 million in contingent earn-out payments, based on the achievement of certain revenue and financial performance thresholds related to the Advanced Rehabilitation Business during the fiscal years ending December 31, 2025 and 2026.
On July 31, 2025, we entered into the 2025 Credit Agreement that provides for a $300.0 million term loan (the “2025 Term Loan”) and a $100.0 million revolving credit facility (the “2025 Revolver”). Proceeds from the 2025 Credit Agreement, including $30.0 million in borrowings under its revolver and $2.6 million in available cash, were used to fully repay the outstanding balance under the 2019 Credit and Guaranty Agreement, as amended, which totaled $332.6 million as of July 31, 2025.
The 2025 Credit Agreement is expected to provide $2.0 million of annual interest expense savings, increased liquidity and extended debt maturity to July 2030. On August 1, 2025, we entered into two interest rate swaps to mitigate the interest rate risk associated with our floating-rate SOFR-based borrowings under the 2025 Credit Agreement. Under the terms of swaps, we pay a fixed interest rate in exchange for SOFR-based variable interest throughout the life of the instruments. The interest rate swaps have a weighted average fixed interest rate of 3.60% and an aggregate notional value of $150.0 million, or 50.0% of the 2025 Term Loan.
The five-year 2025 Revolver includes an initial annual commitment fee of 0.30%, calculated based on the average daily amount of the available revolving commitment, which includes revolving and swingline loans as well as letters of credit (“LOC”). The commitment fee is payable quarterly in arrears on the last day of each calendar quarter and at maturity. The commitment rate is subject to adjustment based on our leverage ratio. Swingline loans are available as base rate option loans and LOCs are limited to $7.5 million under the 2025 Credit Agreement.
As of September 27, 2025, we had $72.8 million available on the 2025 Revolver, net of $2.2 million in outstanding LOCs. This availability, combined with our existing cash balances and expected cash flows from operations, provides us with sufficient liquidity to meet our near-term obligations and support ongoing operations.
We anticipate that, to the extent additional capital is required, we will seek funding through a combination of equity financings, the incurrence of additional indebtedness, or other strategic sources of capital. Our ability to access these sources will depend on market conditions, our financial performance, and other factors.

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
Cash Requirements
The following table summarizes material changes to our estimated future cash requirements associated with debt and related obligations:

	Remainder of 2025	Thereafter	Total
Long-term debt(a)	$3,750	$296,250	$300,000
Interest payments on long-term debt obligations(a)	5,333	85,572	90,905
	$9,083	$381,822	$390,905
(a)Refer to Item 1. Financial Information—Notes to the unaudited consolidated condensed financial statements—Note 4. Financial instruments in this report for further information regarding our long-term debt obligations.
Other than the above changes to debt and related obligations, there have been no material changes to our estimated future cash requirements as disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.
We enter into contracts in the ordinary course of business with various third parties for development, collaboration and other services. These agreements generally include provisions allowing for termination upon notice. In the event of cancellation, payments typically consist of amounts due for services rendered or expenses incurred through the termination date, including non-cancellable obligations of our service providers. Certain agreements also contain contingent provisions that may require payment upon the occurrence of specified events. For additional information regarding commitments and contingencies, refer to Item 1. Financial Information—Notes to the unaudited consolidated condensed financial statements—Note 10. Commitments and contingencies.
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

Indebtedness
The 2025 Credit Agreement contains affirmative and negative covenants applicable to senior secured credit facilities, including covenants that, among other things, limit or restrict our ability to, subject to negotiated exceptions, incur additional indebtedness, liens on our assets, engage in acquisitions or dispositions, pay dividends or make other distributions, enter into transactions with affiliated persons, make investments, change the nature of our business or organizational documents, or prepay or make modifications to other indebtedness that would adversely affect the Lenders.
The 2025 Credit Agreement also contains financial covenants including a maximum consolidated total net leverage ratio of 4.00 to 1.00 for the quarter ending September 30, 2025 through the quarter ending December 31, 2025, and starting with the fiscal quarter ending March 31, 2026 and for each fiscal quarter thereafter, a maximum consolidated total net leverage ratio of 3.50 to 1.00. We may elect to increase such ratio level by 0.50 to 1.00 following certain permitted acquisitions. A minimum interest coverage ratio of 2.50 to 1.00 must also be maintained. The 2025 Revolver also includes standard provisions related to conditions of borrowing and customary events of default. We were in compliance with the financial covenants under the 2025 Credit Agreement as of September 27, 2025. We do not expect any of these covenants or restrictions to affect or limit our ability to conduct business in the ordinary course.
As of September 27, 2025, we had an outstanding balance of $25.0 million under the 2025 Revolver and $297.6 million outstanding under the 2025 Term Loan, net of original issue discount and deferred financing costs. Subsequent to September 27, 2025, we made additional repayments totaling $17,000 on the 2025 Revolver.
Refer to Item 1. Financial Information—Notes unaudited consolidated condensed financial statements—Note 4. Financial instruments for further details on the Company’s indebtedness.
Other
For information regarding Commitments and Contingencies, refer to Item 1. Financial Information—Notes to the unaudited consolidated condensed financial statements—Note 10. Commitments and contingencies and —Note 3. Divestitures of this Quarterly Report on Form 10-Q.
Information regarding cash flows
Cash and cash equivalents as of September 27, 2025 totaled $42.2 million, compared to $41.6 million as of December 31, 2024. The change in cash was primarily due to the following:

	Nine Months Ended		Change
(in thousands, except for percentage)	September 27, 2025	September 28, 2024	$	%
Net cash from operating activities	$36,705	$19,473	$17,232	88.5%
Net cash from investing activities	(2,668)	(1,141)	(1,527)	133.8%
Net cash from financing activities	(33,693)	(11,725)	(21,968)	187.4%
Effect of exchange rate changes on cash	238	(497)	735	(147.9%)
Net change in cash, cash equivalents	$582	$6,110	$(5,528)	(90.5%)
Operating Activities
Net cash from operating activities increased $17.2 million for the nine months ended September 27, 2025, compared to the prior year period. The increase was primarily driven by a decrease in interest payments resulting from favorable interest rates and less debt outstanding, increased collections, and less strategic transaction costs and expenses associated with transformative projects. These inflows were partially offset with larger compensation-related payments and other changes in working capital.
Investing Activities
Net cash from investing activities decreased by $1.5 million for the nine months ended September 27, 2025, compared to the prior year period. The decrease was driven by a $1.6 million increase in capital expenditures, primarily related to information technology assets and a $0.7 million working capital settlement associated with the sale of the Advanced Rehabilitation Business. These outflows were partially offset by the absence of a $0.7 million outflow in 2024 for the purchase of an HA distribution right.

Financing Activities
Net cash flows from financing activities decreased $22.0 million for the nine months ended September 27, 2025, compared to the prior year period. The decrease was driven by: (i) net cash outflows of $27.4 million related to the refinancing of our long-term debt obligations, including proceeds from the 2025 Credit Agreement, principal payments and associated financing costs; and (ii) a $19.8 million contingent consideration payment related to a previous acquisition. These outflows were partially offset by $25.0 million in net borrowings under our revolving credit facilities during the period.
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

Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 27, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for transitioning to a new system for equity-based compensation and redesigning the related process to accommodate the new system and further strengthen our equity-based compensation controls.
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
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court and the Court preliminarily approved the Settlement Agreement on August 13, 2024. The Court entered judgment on December 18, 2024, granting final approval of the terms of the Settlement Agreement and dismissing all claims against the defendants, including the Company. The parties settled without any admission of liability or wrongdoing by any party. The settlement amount of $15.3 million, together with interest earned thereon, has been paid by the defendants and/or the defendant’s insurers. The Company incurred $0.01 million, $0.05 million and $13.8 million of net shareholder litigation costs (including estimated settlement and reimbursement) during the three and nine months ended September 27, 2025 and year ended December 31, 2024, respectively, under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated condensed statements of operations and comprehensive income (loss).
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

On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del. 2024). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the two derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the United States District Court for the District of Delaware granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, Case No.: 1:23-cv-01099-RGA. The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025, June 23, 2025 and October 24, 2025, the parties submitted status updates requesting more time to continue their settlement discussions.
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
On March 6, 2025, plaintiff Jung Jae Hyung filed a derivative complaint against certain of Bioventus’s current and former officers and directors, naming Bioventus as a nominal defendant only, in in the United States District Court for the Middle District of North Carolina, captioned Jung Jae Hyung v. Kenneth M. Reali et al., No. 1:25-cv-177 (M.D.N.C. 2025). Like the other derivative cases, the Hyung case asserts violations of Section 14(a) of the Exchange Act, contribution, breaches of fiduciary duties, aiding and abetting, gross mismanagement, waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 13, 2025, the defendants filed a motion to transfer the Hyung case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation, or in the alternative, to dismiss the case. On July 1, 2025, the Court granted the motion and transferred the Hyung case to the District of Delaware. The plaintiff subsequently filed a notice of appeal of that order to the United States Court of Appeals for the Fourth Circuit on July 16, 2025. On July 25, 2025, the plaintiff filed a joint stipulation to voluntarily dismiss the appeal. On July 8, 2025, the plaintiff filed an amended complaint in the District of Delaware. The defendants filed a motion to dismiss the Hyung case on October 10, 2025. The plaintiff’s opposition is due on November 10, 2025, and defendants’ reply to that opposition is due on November 25, 2025.
The Company believes the claims alleged in the above derivative matters lack merit and intends to defend itself vigorously. Except as described above, the outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading Risk Factors included in our 2024 10-K as updated by our subsequent Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or future results. Except for such additional information and the risk factors set forth below, we believe there have been no material changes in our risk factors from those described in our 2024 Form 10-K and Quarterly Report on Form 10-Q for the period ended June 28, 2025.
Unexpected increases in the volume of rebate claims we receive from payers we contract with due to the implementation of processing and billing system changes by the payers have in the past and may in the future negatively impact our business and financial results.
As previously disclosed, our revenues are recorded at the transaction price, which is determined by the contracted price net of estimates of variable consideration relating to various items, including rebates paid pursuant to contracts relating to the sale of our products. A large private insurance payer recently informed us that it has made changes to its claims data management and billing systems and that, as a result, we expect that we may experience significantly larger rebate volumes for our HA viscosupplement products for future periods than the Company previously estimated or has experienced in prior periods. We were also informed that the impact of these changes is not limited to our products and that other manufacturers under contract with this payer may experience similar increases. In addition, another payer that we contract with also recently notified us that they are implementing similar changes to their claims and billing systems. We are working with these payers to assess the impact that these changes may have on our business and believe, based on the information presently available, that our current reserve estimates are adequate to cover these additional rebate volumes and that the changes are not expected to have a material impact on the Company’s existing accruals for the quarter. We are dependent on the payers we contract with to provide timely and accurate claims data and invoices to establish our rebates estimates. If this information is not received in a timely manner or is inaccurate or unexpectedly increases, our estimates may prove to be inadequate to cover any additional rebate volumes we may receive from payers in the future. If our rebate volumes increase or our estimates prove to be inadequate, our business, results of operation and financial condition may be adversely affected and our revenue may be lower than we forecasted.
Various governmental reimbursement reform and other healthcare cost containment proposals may affect our ability to sell our products profitably and could adversely affect our business results and operations and financial conditions.
Certain proposed legislative or other regulatory reforms may be adopted in the future that could result in reductions in Medicare and other governmental healthcare funding, more rigorous coverage criteria, new payment methodologies or other downward pressure on the pricing or reimbursement we or our customers receive for our products. For example, the Medicare Physician Fee Schedule (“PFS”) Proposed Rule (CMS-1832-P) (“Proposed Rule”) for calendar year 2026, issued by the Centers for Medicare and Medicaid Services (“CMS”), to be effective January 1, 2026, could impact government price reporting requirements for Medicare Part B. Specifically, the Proposed Rule includes significant proposed changes to CMS’s definition of bona fide service fees (“BFSFs”) for purposes of average sales price (“ASP”) calculations, which is the metric used to determine reimbursement under Medicare Part B. Although primarily aimed at pharmaceuticals, the changes included in the Proposed Rule would impact all products reimbursed under Medicare Part B, including the Company’s HA viscosupplementation products.
The final rule was published by CMS on October 31, 2025 (“Final Rule”). Several of the proposed requirements related to BFSFs were either not adopted or were modified by CMS in the Final Rule. The Company is currently reviewing the Final Rule to determine the impact that these new requirements may have on our business. As initially proposed, the Proposed Rule would have significantly changed longstanding ASP calculation methodologies by, among other things, adding new requirements for supporting the fair market value of BFSFs and by requiring periodic recertifications of such fees by the Company as a condition of BFSF treatment. Long standing CMS regulations have permitted manufacturers to exclude BFSFs from ASP if the fee satisfied certain conditions. Compliance with these new requirements would mandate substantial updates to our existing government pricing compliance and reporting processes. Moreover, because many of our contracts with fees that may fall within the expanded definition of BFSFs proposed in the new rule are with customers, such as wholesalers and pharmacy benefit managers, which are significantly larger than we are, we may not be able to restructure our contracts to fit our service fee payments within the new standards. It is presently unclear the extent to which these requirements are included in the Final Rule and the impact that the new requirements, as adopted, may have on our business. If these and the other requirements of the Proposed Rule are implemented and we are not successful in our efforts to renegotiate the applicable contracts within the limited time frame mandated by the Proposed Rule or are otherwise required to include BFSF in our reported ASP for our HA products pursuant to the Proposed Rule, the ASP and CMS reimbursement for our HA products may be reduced, which may adversely affect our operating results and financial condition.

Similarly, reimbursement for our HA products may also be affected by executive orders issued by the administration relating to drug pricing, specifically “Delivering Most-Favored Nation Prescription Drug Pricing to American Patients” and “Lowering Drug Prices by Once Again Putting Americans First” (the “Executive Orders”) that set forth the administration’s policy goal of lowering pricing. Although the Executive Orders outline broad policy objectives and currently lack specific mandates, their apparent aim is to lower prices paid in the United States to more closely align with reimbursement levels provided by government-run health systems in other developed countries. To the extent the administration seeks to implement specific mandates or other cost control initiatives through action by the Department of Health and Human Services or other federal agencies, the reimbursement for our HA products may be negatively impacted. We cannot predict the extent to which this proposal, or similar reimbursement reform proposals or other healthcare cost containment measures that might be enacted in the future, may impact the demand or commercial success of our HA viscosupplements or any of our other products we currently sell or plan to commercialize.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended September 27, 2025, none of our directors or officers (as defined in rule 16a-1 (f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.1+	Credit Agreement between Bioventus LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other financial institutions party thereto, dated July 31, 2025	8-K	001-37844	10.1	8/4/2025
31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

BIOVENTUS INC.

November 4, 2025	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)