Form 10-K
period 2025-12-31
Bioventus Inc.
filed 2026-03-05
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K
________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of June 28, 2025, the end of the most recently completed second fiscal quarter, the aggregate market value of Class A common stock held by non-affiliates (based upon the closing price of these shares on the Nasdaq) was approximately $264.4 million.
As of February 27, 2026, there were 67,368,052 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2025.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Annual Report on Form 10-K (“Annual Report”) includes our trademarks and trade names that we own or license, and our logos. This Annual Report also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this Annual Report appear without any “™” or “®” symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply a relationship with, or endorsement or sponsorship of us, by these other parties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements concerning: our future financial results and liquidity; our business strategy, position and operations; and expected sales trends, opportunities, market position and growth. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate, and management’s beliefs and assumptions do not guarantee future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. Furthermore, if the forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. Important factors that may cause actual results to differ materially from current expectations include, among other things, those described in Part I, Item 1A. Risk Factors, which are summarized in the list below. You are urged to consider these factors carefully in evaluating these forward-looking statements. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

SUMMARY OF PRINCIPAL RISK FACTORS
We are subject to several risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, results of operations, financial condition, and cash flows. You should carefully consider the risks discussed in the section entitled Part I, Item 1A. Risk Factors, including the following principal risks:
•our 2025 Credit Agreement contains financial and operating restrictions that could limit our access to credit. If we fail to comply with its financial or other covenants, we might be required to repay the indebtedness, which could harm our liquidity;
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
•we are highly dependent on a limited number of products for revenue generation and profitability, and their demand depends on continued and future acceptance by physicians, patients, third-party payers and others in the medical community;
•our long-term growth may be limited by our inability to develop, acquire and commercialize new products, line extensions or expanded indications;
•if we fail to properly manage growth or scale our business processes, systems, or data management, our business could suffer;
•we rely on a limited number of third-party manufacturers to manufacture certain of our products;
•due to the implementation of processing and billing system changes by payers, we may experience unexpected increases in the volume of rebate claims we receive from payers with whom we contract;
•if we are unable to achieve and maintain adequate levels of coverage and/or reimbursement for our products, the procedures using our products, or any future products we may seek to commercialize, the commercial success of these products may be severely hindered;
•our business may be adversely affected if consolidation in the healthcare industry leads to demand for price concessions or if one or more group purchasing organizations, third-party payers or other similar entities exclude us from being a supplier;
•we may be unable to complete proposed acquisitions or to successfully integrate proposed or recent acquisitions in a cost-effective and non-disruptive manner, and we may not realize the anticipated strategic or financial benefits from our business divestitures;
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

•we may face issues with respect to the supply of our products or their components due to product quality and regulatory compliance issues, including increased costs, disruptions of supply, shortages, contamination or mislabeling, fluctuations in the demand for our products, or issues with supplier facilities;
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
•interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change resulting in material changes in the final data;
•we may be subject to enforcement action if we engage in improper marketing or promotion of our products, and the misuse or off-label use of our products may harm our image in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines and/or sanctions by regulatory bodies;
•our products may cause or contribute to adverse medical events that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions or recalls that could materially harm our business;
•we may rely on third parties to conduct our clinical studies and to assist us with preclinical development and if they fail to perform as contractually required or expected, we may not be able to obtain regulatory clearance, approval or certification to commercialize our products;
•healthcare regulatory reform and cost containment proposals may affect our ability to sell our products profitably;
•if we fail to meet Medicare accreditation and surety bond requirements or DMEPOS supplier standards, it could adversely affect our business, results of operations and financial condition;
•our operations involve the use of hazardous and toxic materials, and we must comply with environmental, health and safety laws and regulations;
•we depend on certain technologies that are licensed to us and any loss of the rights licensed to us could prevent us from selling our products;
•our principal asset is our interest in BV LLC, and, accordingly, we depend on distributions from BV LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement. BV LLC’s ability to make such distributions may be subject to various limitations and restrictions;
•the dilution of our Class A common stockholders upon the exchange of the outstanding common membership interests in BV LLC could adversely affect the market price of our Class A common stock and the resale of such shares could cause the market price of our Class A common stock to fall; and
•beginning with our Annual Report on Form 10-K for the year ending December 31, 2026, we will no longer be able to take advantage of reduced reporting requirements applicable to emerging growth companies, which will require us to incur significant expenses and expend time and resources.

PART I
Item 1.        Business.
Unless the context requires otherwise, in this Annual Report on Form 10-K (“Annual Report”) the terms “we,” “us,” “our,” the “Company,” “Bioventus,” “Bioventus Inc.” and similar references refer to the combined operations of Bioventus Inc. and its consolidated subsidiaries and affiliates, including Bioventus LLC (“BV LLC”).
Company Overview
We are a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically-proven solutions. We manage our business through two reporting segments, U.S. and International, which accounted for 88% and 12%, respectively, of our total net sales during the fiscal year ended December 31, 2025.
Our portfolio of products is comprised of five patient-focused areas, grouped into three businesses based on clinical use: (i) Pain Treatments & PRP (“Pain Treatments”), (ii) Surgical Solutions and (iii) Restorative Therapies.
•Pain Treatments, consisting of:
◦Knee Osteoarthritis (“KOA”): Our product portfolio includes a range of intra-articular, hyaluronic acid (“HA”) injections that help relieve patient discomfort and improve quality of life. In the U.S., we also distribute the XCELL Platelet-Rich Plasma (“PRP”) system, a technology that is synergistic with our existing physician call points, as many surgeons who use HA also use PRP.
◦Peripheral Nerve Stimulation (“PNS”): We are focused on developing and commercializing a full portfolio of peripheral nerve stimulation products with solutions for acute, temporary and chronic pain.
•Surgical Solutions, consisting of:
◦Ultrasonics: Our Ultrasonics business offers precision bone resection for patients with degenerative spine conditions and spinal deformities. This portfolio also enables precision bone cutting in ultrasonic neuro and general surgery to address brain tumors and pathologies of the liver and other organs.
◦Bone Graft Substitutes (“BGS”): Our BGS product portfolio includes a range of products that facilitate optimal bone fusion following a surgical procedure.
•Restorative Therapies, consisting of:
◦Fracture Care: We provide low-intensity pulse ultrasound to help patients who suffer from bone fractures that do not heal through traditional methods. We plan to expand our U.S. clinical fracture care indications to address the healing of additional fresh fractures, especially for high-risk patients.
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
Our Growth Strategy
The four-pronged strategy to reach our goals across our patient-focused areas includes the following:
1)Strengthen our leading positions in our core markets. We are focused on continued market share growth of our differentiated HA, BGS and Fracture Care products, which account for the majority of our sales today, through targeted high-potential account execution. This will provide investment for the continued expansion of our Ultrasonics and International businesses and enable growth in our emerging markets in PNS and PRP.
2)Continued investment in our new emerging technologies. We plan to initiate full commercial launches of StimTrial and Talismann, while the PRP system will be sold through our existing HA sales force.
3)Further develop and expand our Ultrasonics platform business. We are focused on establishing BoneScalpel as a standard of care for spine applications by accelerating market penetration in spinal surgery through increased surgeon education and awareness. In parallel, we plan to leverage the versatility of our neXus platform and its existing install base to expand into additional specialties like neurosurgery and general surgery.
4)Strategically grow our international markets. We intend to focus our international business on current markets which present the greatest growth opportunities, and where our portfolio can maintain and increase profitable growth over time, either through direct or distributor-based channels. We also plan to strategically expand to new markets with our existing portfolio and intend to selectively pursue new market opportunities.

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

Pain Treatments
Our Pain Treatment portfolio includes HA products for KOA and PNS devices for pain relief. Our HA products are designed to work with the body’s biological processes, providing a natural lubricant into the joint and providing relief for mild to moderate pain, improving mobility, and helping the patient return to their normal activities. Our PNS product targets peripheral nerve pain at its source without the use of drugs and its small profile allows the system to be implanted in many locations on the body, depending on patient needs. We also are the exclusive distributor of the XCELL PRP System in the U.S., specifically for the orthopedic and sports medicine markets.
Durolane is an U.S. Food & Drug Administration-approved, sterile, transparent and viscoelastic gel that is a single injection therapy that is indicated in the United States for the symptomatic treatment of osteoarthritis (“OA”) in the knee in patients who have failed to respond adequately to conservative non-pharmacological therapy and simple analgesics. Durolane is also indicated in certain markets outside the United States for the hip, ankle and shoulder, as well as for treatment of other small orthopedic joints. Durolane contains high levels of HA and is injected directly into the joints affected by OA to relieve pain and restore lubrication and cushioning. This may improve joint function and help to potentially delay knee replacement surgery.
Physicians administer Durolane to the affected knee joint in a single injection and it has been observed to provide a benefit for pain reduction in patients with OA in the knee for up to 26 weeks. Durolane’s injection schedule results in economic advantages and greater patient convenience and compliance compared to other HA viscosupplementation therapies which require weekly injections over a period of three to five weeks. Durolane is highly purified and based upon a natural and patented non-animal stabilized HA, expanding its use to patients who are allergic to animal-derived solutions. We currently market Durolane in the United States and internationally.
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
FDA 510(k) clearances for both TalisMann and StimTrial were received in July 2025, expanding our innovative growth portfolio of PNS solutions for chronic pain management. These clearances mark an important step forward and represent a substantial growth opportunity as we look to expand in the PNS market. With TalisMann and StimTrial now FDA-cleared, we offer a comprehensive PNS portfolio that empowers physicians to potentially treat a broader spectrum of patients—from initial assessment to long-term therapy—with greater confidence and flexibility. This development also reinforces our commitment to delivering non-opioid, minimally invasive therapies designed to address real-world clinical needs.
TalisMann combines our patented electric field conduction technology with an integrated pulse generator to potentially reach deeper, larger nerves. This combination is designed to provide long-term relief from chronic nerve pain for patients, potentially increasing the number of patients who respond to neuromodulation therapy. From a physician's perspective, the increase in power allows for easier lead placement and potentially broadens addressable nerves. StimTrial provides physicians the ability to evaluate patient response to PNS therapy, which we expect will facilitate physician adoption and payer reimbursement where trial assessments are required. We began a limited commercial release of both TalisMann and StimTrial in select U.S. markets during the third quarter of 2025. The broader market launch of these products commenced in early 2026.
In 2025, we entered into an agreement with Apex Biologix to be the exclusive distributor of their XCELL PRP System in the United States, specifically for orthopedic and sports medicine markets. The XCELL PRP System is a benchtop device that processes whole blood to produce high-yield PRP with a 10-minute single-spin cycle. The system offers leukocyte-rich and leukocyte-poor PRP preparations in one platform. Designed to capture the entire buffy coat, the system is engineered to provide consistent processing results. The XCELL PRP System delivers customized treatments from an advanced benchtop processing station with a hand-controlled dial to allow physicians to tailor treatment based on each patient’s needs. The XCELL PRP System creates a highly synergistic opportunity for us to leverage our strong HA sales force as the majority of surgeons using HA are also treating patients with PRP.

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
The neXus Ultrasonic Surgical System (“neXus”) is a leading ultrasonic surgical platform that combines all the features of our Surgical Solutions applications, including BoneScalpel, BoneScalpel Access, SonaStar Elite, SonicOne and SonaStar into a single fully integrated system, setting a foundation for future developments to fulfill unmet customer needs. The neXus platform is driven by a proprietary digital algorithm designed to deliver power, efficiency, and control for the surgeon. The device incorporates technology that allows for intuitive set-up and use. The neXus system allows for safe and efficient resection of hard and soft tissue, limiting collateral damage to adjacent tissue as compared to conventional surgical instruments, and can be used in a variety of different surgical specialties. In addition, neXus provides users a simple and intuitive system enabled via a digital touchscreen display and smart system set-up across all applications. This allows a hospital to access all of our Ultrasonic product offerings in this all-in-one console. We currently market the neXus Ultrasonic Surgical System in the United States and internationally.
The BoneScalpel is a state of the art, surgical solution enabling precise cuts in hard tissue (e.g., bone). The device allows for the preservation of surrounding soft tissue structures because of its mechanism-of-action, which is micro-reciprocating movements. This device enables precise linear or curved cuts, on any plane, with precision not normally associated with powered instrumentation. We believe that BoneScalpel offers the speed and convenience of a powered instrument without the dangers associated with conventional rotary devices. The effect on surrounding soft tissue is limited due to the elastic and flexible structure of healthy tissue. We believe this is a significant advantage in anatomical regions like the spine where patient safety is of primary concern. In addition, the linear motion of the blunt, tissue-impacting tips avoids accidental “trapping” of soft tissue while largely eliminating the high-speed spinning and tearing associated with rotary power instruments. We believe the BoneScalpel allows surgeons to improve on existing surgical techniques by creating new approaches to bone cutting, sculpting, and removal, leading to substantial time-savings and increased operation efficiencies.
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
The SonicOne Ultrasonic Cleansing and Debridement System is a highly innovative, tissue-specific approach for the removal of devitalized or necrotic tissue and fibrin deposits while sparing viable, surrounding cellular structures. The tissue-specific capability is, in part, due to healthy and viable tissue structures’ higher elasticity and flexibility than necrotic tissue and resistance to destruction from the impact effects of ultrasound. The ultrasonic debridement process separates devitalized tissue from viable tissue layers, allowing for a more defined treatment. We believe that SonicOne establishes a new standard in wound bed preparation, the essential first step in the healing process, while contributing to faster patient healing. We currently market SonicOne primarily in the United States.
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
EXOGEN is an ultrasound bone stimulation system for the non-invasive treatment of established nonunion fractures and certain fresh fractures. A nonunion fracture is considered to be established when the fracture site shows no visibly progressive signs of healing. EXOGEN has been sold commercially for over 30 years and is FDA-approved for the accelerated healing of fresh, closed posteriorly displaced distal fractures of the radius and fresh, closed or Grade I open long bone fractures. EXOGEN utilizes low-intensity pulsed ultrasound technology to stimulate the body’s natural bone stimulation process. EXOGEN is used to administer treatment in a location of convenience with an easy-to-use interface that tracks treatment use and promotes compliance. EXOGEN is indicated in the United States for the non-invasive treatment of established nonunion fractures excluding skull and vertebra fractures, and for accelerating the time to a healed fracture for fresh, closed, posteriorly displaced distal radius fractures and fresh, closed or Grade I open long bone fractures in skeletally mature individuals when these fractures are orthopedically managed by closed reduction and cast immobilization. EXOGEN is marketed in the United States, Canada, Europe and Japan, and approved for marketing in Australia, New Zealand, Saudi Arabia, Turkey, and the UAE.

Product Revenue
Products from our Pain Treatments, Restorative Therapies and Surgical Solutions groups are sold by direct sales teams in the United States and a complementary indirect sales team for Surgical Solutions. That team is supported by a broad management team in addition to a market access team focused on expanding approvals with integrated healthcare delivery networks (“IDNs”), group purchasing organizations (“GPOs”) and payers. Internationally, we sell our products through a mix of direct and indirect sales teams and distributors. We support our entire sales organization with extensive training to help them excel, and we have a performance culture built on serving our core orthopedic patient customers and delivering our products to a variety of physicians and care settings.
Competition
The medical device industry is highly competitive, subject to change and significantly affected by the activities of industry participants. We believe that the principal competitive factors in our markets are product features, value-added solutions, reliability, clinical and economic evidence, reimbursement coverage, and price. Customer support, reputation, and efficient distribution are also important factors. The speed with which we can develop products, complete clinical testing and regulatory clearance processes and supply commercial quantities of our products to the market are therefore important competitive factors. We compete with many companies that have significant capital resources, greater R&D resources and more extensive distribution systems than we do.

Our Pain Treatments that we own or distribute compete with products from Ferring Pharmaceutical Inc., Fidia Farmaceutici S.p.A., Johnson & Johnson, Zimmer Biomet Holdings, Inc., Arthrex, Inc., Emcyte Corporation and Channel-Markers Medical, and for peripheral nerve stimulation specifically, we compete with SPR Therapeutics, Nalu and Curonix.
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
Patents, Trade Secrets, Assignments and Licenses
We rely on a combination of patents, trade secrets, assignment and license agreements, and non-disclosure agreements to protect our proprietary intellectual property. We own numerous patents and/or patent applications which relate to our material products. Although in the aggregate our intellectual property is material to our business, we do not believe that any single patent is material to our product portfolio. As of December 31, 2025, we owned 99 issued U.S. patents and six pending U.S. patent applications relating to our material products. We also owned 141 issued foreign patents and 35 pending foreign patent applications directed to our material products. Our patents and patent applications as of December 31, 2025 directed to our material products are summarized below.
We own two issued U.S. patents and one issued foreign patent in Australia directed to our EXOGEN system. The U.S. patents are expected to expire between 2028 and 2029, and the foreign patent is expected to expire in 2026.
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
We also own 48 issued U.S. patents, 3 pending U.S. patent applications, 64 issued foreign patents, and 24 pending foreign patent applications directed to our BoneScalpel system, including foreign patents and patent applications in Asia, Canada, and Europe. The U.S. patents are expected to expire between 2026 and 2044, and the foreign patents are expected to expire between 2027 and 2039. The pending patent applications, if issued, are expected to expire between 2036 and 2043, without accounting for potential patent term extensions and adjustments.
We also own 19 issued U.S. patents, 26 issued foreign patents, and two pending foreign patent applications directed to our SonicOne System, including foreign patents and patent applications in Asia, Canada, and Europe. The U.S. patents are expected to expire between 2026 and 2039, and the foreign patents are expected to expire between 2026 and 2038. The pending patent applications, if issued, are expected to expire between 2037 and 2038, without accounting for potential patent term extensions and adjustments.
We also own six issued U.S. patents, five issued foreign patents, and one pending U.S. patent application directed to our Sonastar System. The U.S. patents are expected to expire between 2030 and 2045, and the foreign patents are expected to expire between 2031 and 2037.
We also own three issued U.S. patents and one pending U.S. patent application, four issued foreign patents, and five pending foreign patent applications directed to our TalisMann product, including foreign patent applications in Australia, Canada, Europe, and Asia. The U.S. patents are expected to expire between 2039 and 2040. The pending patent applications, if issued, are expected to expire between 2039 and 2040, without accounting for potential patent term extensions and adjustments.
Our patents and pending patent applications directed to our material products are further detailed in Exhibit 99.1 to this Annual Report.

Trademarks
We own registered trademarks for Bioventus, BoneScalpel, BoneScalpel Access, Durolane, EXOGEN, GELSYN-3, Misonix, neXus, OSTEOAMP, Osteofuse, PureBone, SIGNAFUSE, Sonastar, SonaStar Elite, SonicOne, TalisMann and StimRouter in the United States.
Trade Secrets
We may rely on trade secret law to protect some of our technology. Trade secrets, however, can be difficult to protect. We seek to protect our proprietary technology and manufacturing process, in part, by confidentiality and invention assignment agreements with employees, consultants, scientific advisors and contractors, under which they are bound to assign to us certain inventions that are made during the course of performing work for us and relate to our business. These agreements further restrict the use and disclosure of our confidential information and proprietary information belonging to any third party. These agreements further prohibit our employees from using, disclosing, or bringing onto the premises any proprietary information belonging to any third party.
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
Manufacturing and Supply
We mostly manufacture and assemble our medical device products at our production facility located in Cordova, Tennessee. We believe our manufacturing operations comply with regulations mandated by the FDA. We are an FDA-registered medical device manufacturer. Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. Our products include components manufactured by other companies in the United States and elsewhere.
Some of our products and product components are manufactured exclusively by single-source third-party manufacturers, pursuant to multi-year supply agreements that may include minimum order volumes. We work closely with each of our manufacturing partners and provide them with forecasts, which enables them to have a better capacity plan and sequence their production efficiently.
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

U.S. Regulation of Medical Devices
In the United States, the majority of our products are regulated as medical devices by the FDA. Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification or approval of a premarket approval (“PMA”) application. Under the FDCA, medical devices are classified into one of three classes - Class I, Class II or Class III - depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are typically placed into Class III.
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
•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce the risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
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
In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue - Based Products: Minimal Manipulation and Homologous Use - Guidance for Industry and Food and Drug Administration Staff.” The guidance outlined the FDA’s position that all lyophilized amniotic products are more than minimally manipulated and would therefore require a BLA to be lawfully marketed in the United States. The guidance also indicated that the FDA would exercise enforcement discretion, using a risk-based approach, with respect to the Investigational New Drug ("IND") application and pre-market approval requirements for certain HCT/Ps that had been marketed without marketing authorization, including, among others, lyophilized amniotic products, for a period of 36 months from the issuance date of the guidance to allow manufacturers to pursue INDs and/or seek marketing authorizations. Under this approach, the FDA indicated that high-risk products and uses could be subject to immediate enforcement action. In July 2020, the FDA extended its period of enforcement discretion to May 31, 2021. The FDA resumed enforcement of IND and premarket approval requirements with respect to these products as of June 1, 2021.
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

Prior to beginning clinical trials of a new drug or biologic product in the United States, an IND must be submitted to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. An IND must become effective before human clinical trials begin. Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. The BLA or NDA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA or NDA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.
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

In addition, the FDA regulates the marketing, labeling, advertising and promotion of drugs, biologics (including Section 361 HCT/Ps) and medical devices. A company can make only those claims relating to safety and efficacy, purity and potency that are cleared or approved by the FDA and in accordance with the provisions of the authorized label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.
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
Medical Devices Directive
Under the EU Medical Devices Directive, all medical devices placed on the market in the EU must meet the relevant essential requirements in Annex I to the EU Medical Devices Directive, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements because it creates a rebuttable presumption that the device satisfies that essential requirement.
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
Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it renews the relevant certificate(s).

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
The EU Medical Devices Regulation became effective on May 26, 2021. Among other things, the new regulation does the following:
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
•sets up a central database (“Eudamed”) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthens rules for the assessment of certain high-risk devices, such as implants, which may undergo a clinical evaluation consultation procedure by experts before they are placed on the market.
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
Regulation (EU) 2023/607 of the European Parliament and of the Council of 15 March 2023 amending Regulations (EU) 2017/745 and (EU) 2017/746 regards the transitional provisions for certain medical devices and in vitro diagnostic medical devices. The Regulation introduces a staggered extension of the transition period provided for in Regulation (EU) 2017/745 on medical devices (MDR), subject to certain conditions. The transition period of medical devices to MDR has been extended until December 31, 2027 or December 31, 2028 depending on the classification of the medical device. The transition provisions covers products with CE certificates issued under the Medical Devices Directive (MDD) set to expire before the date of application. The amended Article 120(2), the extension of validity for these devices will, however, apply only if one of the following conditions is met:
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

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to Eudamed, unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new EU Medical Devices Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI-DI”) specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it updated. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.
All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce the risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.
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
Other Countries
Many other countries have specific requirements for classification, registration and post-marketing surveillance that are independent of the countries already listed. We obtain what we believe are the appropriate clearances for our products and conduct our business in accordance with the applicable laws of each country. This landscape is constantly changing, and we could be found in violation if we interpret the laws incorrectly or fail to keep pace with changes. In the event of either of these occurrences, we could be instructed to recall products, cease distribution and/or be subject to civil or criminal penalties.

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
The federal AKS prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Several courts have interpreted the AKS’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the AKS has been violated. The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements that would otherwise be prohibited by the statute. Failure to meet the requirements of an applicable AKS exception or safe harbor, however, does not render an arrangement illegal. Rather, the government must evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and those arrangements may be subject to greater scrutiny by enforcement agencies. Criminal penalties and administrative sanctions for violating the AKS include civil penalties of $127,973 per violation plus three times the amount of the improper remuneration, criminal penalties up to $100,000 per violation, prison terms, and exclusion from participation in the federal health care programs. Under the Civil Monetary Penalties statute, physicians who pay or accept kickbacks also face substantial civil penalties and treble damages.
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
Many states in which we operate have also adopted similar fraud and abuse laws to those described above. The scope of these laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payer, including patients, employers and commercial insurers, not just those reimbursed by a federally or state funded healthcare program.
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
We also participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs where discounts and mandatory rebates are provided to participating state and local government entities. In connection with several of these government programs, we are required to report prices to various government agencies. Pricing calculations vary among programs. The calculations are complex and are often subject to interpretation by the reporting entities, government agencies and the courts. Government agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. By way of example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”), requires that manufacturers report data to CMS on pricing of covered drugs reimbursed under Medicare Part B. These are generally drugs and biologicals, such as injectable products, which are administered “incident to” a physician service and in general are not self-administered. Effective January 1, 2005, average selling price (“ASP”), became the basis for reimbursement to physicians and suppliers for drugs and biologicals covered under Medicare Part B, replacing the average wholesale price (“AWP”), provided and published by pricing services. In general, we must comply with all reporting requirements for any drug that is separately reimbursable under Medicare. Our SUPARTZ FX, GELSYN-3 and Durolane products are reimbursed under Medicare Part B and, as a result, we provide ASP data on these products to CMS on a quarterly basis.

Foreign Corrupt Practices Act
We are subject to the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). The FCPA prohibits U.S. companies and their representatives from promising, offering, or making payments of money or anything of value to foreign officials with the intent to obtain or retain business or seek a business advantage. In certain countries, the health care professionals with whom we or our distributors regularly interact may meet the definition of a foreign government official for the purposes of the FCPA. Our international activities create the risk of unauthorized payments or offers of payments by our employees, consultants and agents, including distributors, even though they may not always be subject to our control. Our existing safeguards may prove to be less than effective, and our employees, consultants, and agents may engage in conduct for which we might be held responsible. The FCPA also requires us to maintain accurate books and records and have a system of internal controls sufficient to, among other things, provide reasonable assurances that transactions are executed and assets are accessed and accounted for in accordance with management’s authorization. A determination that our operations or activities are not, or were not, in compliance with U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of suppliers, vendor or other third-party relationships, termination of necessary licenses or permits, and legal or equitable sanctions. Other internal or governmental investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. We are also subject to other jurisdictions including the United Kingdom and Brazilian equivalents, the United Kingdom Bribery Act and the Brazil Clean Company Act.
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

Coverage and Reimbursement
Our products may be reimbursed by third-party payers, such as government programs, including Medicare and Medicaid, or private insurance plans and healthcare networks. As a result, demand for our products is and will continue to be dependent in part on the coverage and reimbursement policies of these payers. The manner in which reimbursement is sought and obtained varies based upon the type of payer involved and the setting in which the product is furnished and utilized. Reimbursement from Medicare, Medicaid and other third-party payers may be subject to periodic adjustments as a result of legislative, regulatory and policy changes, as well as budgetary pressures. Possible reductions in, or eliminations of, coverage or reimbursement by third-party payers, or denial of, or provision of uneconomical reimbursement for new products may affect our customers’ revenue and ability to purchase our products. Any changes in the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services have the potential to significantly affect our operations and revenue. The Medicare program is expected to continue to implement a new payment mechanism for certain durable medical equipment, prosthetics, orthotics, and supplies (“DMEPOS”) items via the implementation of its competitive bidding program. Bone growth therapy devices are currently exempt from this competitive bidding process.
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
Employee and Human Capital Resources
As of December 31, 2025, we had approximately 930 employees, none of whom were covered by collective bargaining agreements. Most of these employees are located in the United States with approximately 94 located outside the United States. We believe that our relations with our employees are generally positive.
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
Our Organizational Structure
Bioventus Inc. is a Delaware corporation formed on December 22, 2015 and functions as a holding company with no direct operations whose principal asset is the equity interest in BV LLC. We are headquartered in Durham, North Carolina. On February 16, 2021, we closed an initial public offering (“IPO”). Our IPO was conducted through what is commonly referred to as an umbrella partnership C corporation (“UP-C”) structure. In connection with the IPO and the UP-C structure, we completed a series of organizational transactions including, without limitation, the following:
•the limited liability company agreement of BV LLC was amended and restated (“Bioventus LLC Agreement”) to, among other things, (i) provide for a new single class of common membership interests in BV LLC (“LLC Interests”), (ii) exchange all of the then-existing membership interests of the holders of BV LLC membership interests (“Original LLC Owners”) for LLC Interests, and (iii) appoint Bioventus Inc. as the sole managing member of BV LLC;
•the acquisition, by merger, of certain members of BV LLC (“Former LLC Owners”), for which we issued shares of Class A common stock as merger consideration (“Merger”); and

•we amended and restated our certificate of incorporation to authorize Class A common stock, Class B common stock and undesignated preferred stock. Class B common stock has voting rights but no economic rights.
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
Information about our Executive Officers
The following table sets forth information concerning our executive officers as of March 1, 2026:

Name	Age	Position(s)
Robert E. Claypoole	54	President and Chief Executive Officer
Mark L. Singleton	57	Senior Vice President and Chief Financial Officer
Anthony D’Adamio	65	Senior Vice President and General Counsel
Katrina Church	64	Senior Vice President and Chief Compliance Officer
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
Item 1A.    Risk Factors.
Described below are certain risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our Class A common stock. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are those that we have identified as material and are not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.
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
•limitations on entering into transactions with affiliates; and
•limitations on making any material change in any of our business objectives that could reasonably be expected to have a material adverse effect on our ability to repay amounts borrowed under the term loan or revolver under the 2025 Credit Agreement.
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

•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the term loan under the 2025 Credit Agreement, are at variable rates, making it more difficult for us to make payments on our indebtedness;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; and
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or general corporate purposes.
We might require additional capital to fund our financial and operating obligations and support business growth.
If our expected cash from operations together with available borrowings under our 2025 Credit Agreement are insufficient to fund our current financial and operating obligations, we might require additional capital. In addition, we intend to continue to make investments to support our business growth and might require additional funds to respond to business challenges or opportunities, including the need to further develop our current products and any new products, enhance our operating infrastructure, and acquire complementary businesses. Accordingly, we might need to engage in equity or additional debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any additional debt financing secured by us could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which might make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we might not be able to obtain additional financing on terms favorable to us, or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when required, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness for further discussion concerning our indebtedness.
Failure to establish and maintain effective financial controls could cause us to have material weaknesses and financial misstatements due to error, which could adversely affect our business and stock price.
We are required to comply with the SEC’s rules implementing Sections 302, 404 and 906 of the Sarbanes-Oxley Act of 2002, which require management to certify financial and other information in our quarterly and annual reports, provide quarterly and annual management reports on the effectiveness of disclosure controls and procedures, and provide annual management reports on the effectiveness of internal controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis and assess internal controls over financial reporting on an annual basis, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until we are no longer an emerging growth company pursuant to the provisions of the JOBS Act. We expect that we will cease to be an emerging growth company, and thus be subject to all Section 404 reporting requirements, no later than December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the date of our initial public offering. After that time, our independent registered public accounting firm may issue an attestation report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
We have undertaken various actions to comply with the requirements of being a public company and are undertaking further steps to satisfy the additional requirements related to the loss of emerging growth company status. However, we cannot provide assurance that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent or avoid financial misstatements due to error or material weaknesses. If we identify any material weaknesses in the future that we cannot fully remediate, the accuracy and timing of our financial reporting may be adversely affected. Testing and maintaining financial controls can also divert our management’s attention from other matters that are important to the operation of our business. Ineffective disclosure controls and procedures or internal control over financial reporting could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
Additionally, when evaluating our financial controls, we may identify material weaknesses in our internal controls that we may not be able to remediate prior to the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner, or if our independent registered public accounting firm is unable to issue an opinion as to the effectiveness of our internal controls over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We maintain our cash and cash equivalents at financial institutions, in accounts where the balance exceeds federally insured limits (“FDIC”).
We maintain the majority of our cash and cash equivalents in accounts at a banking institution in the United States that we believe is of high quality. Cash held in these accounts exceed the FDIC insurance limits. If such banking institution were to fail, we could lose all or a portion of the amounts held in excess of such insurance limitations. In the event of failure of the financial institution where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or any delay in accessing these funds could adversely affect our business and financial position.
Risks Related to Our Business
We are currently subject to derivative shareholder lawsuits and have been defendants in securities class action litigation and may be subject to similar or other future litigation, which will require significant management time and attention, result in significant legal expenses and may result in unfavorable outcomes, any or all of which may have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock.
We are, and may in the future become, subject to various legal proceedings and claims that arise in or outside the ordinary course of business. In particular, we are a party to derivative shareholder litigation described under the heading “Legal Proceedings” below.
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
Our HA products accounted for 49%, 46% and 43% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively. We expect that sales of such products will continue to account for a substantial portion of our revenue, and therefore, our ability to execute our growth strategy and maintain profitability will depend upon the continued demand for these products in each of our current product areas. If the supply and distribution agreements for any of our HA products were terminated, or if our efforts to commercialize these products prove unsuccessful, our revenue would be impaired. If our HA products fail to maintain their market acceptance for any reason, our business, results of operations and financial condition may be adversely affected. Recent actions by the Centers for Medicare and Medicaid Services to change longstanding average sales price (“ASP”) calculation methodologies by, among other things, adding new requirements for supporting the fair market value of bona fide service fees or reclassifying other device-like biologicals such as skin substitutes as supplies may signal a broader policy shift that could eventually target our HA portfolio, potentially reducing ASP, which could materially impact our HA business and financial condition. Refer to Part I, Item 1A. Risk Factors—Risks Related to Government Regulation— Various governmental reimbursement reform and other healthcare cost containment proposals may affect our ability to sell our products profitably and could adversely affect our business results and operations and financial conditions.
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
In the future, we may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. In particular, our supply chain, inventory management, product services, sales processes and distributor network require significant management, training, financial and other supporting resources. System limitations may result in increased cost, delayed execution, and errors. For example, we rely on the effective operation of our information technology systems, including our enterprise resource planning (“ERP”) systems, to support key business processes, maintain financial records, safeguard data, and enable efficient operations. In addition, system implementations and upgrades involve inherent risks, including system integration challenges, data migration errors, and increased dependence on third‑party implementation partners and technology vendors. If we are unable to adequately maintain our systems and scale them appropriately, we could experience disruptions or delays to our operations, supply chain, order management, manufacturing, or financial reporting processes.
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
We cannot be certain that our existing products and any new products, such as our newly launched PNS and PRP products, or any line extensions or expanded indications that we develop will achieve or maintain market acceptance. Third-party payers may be reluctant to continue to cover our products at their current prices. Further, new injectable therapies or oral medications may become available that help manage OA pain in a more convenient and/or cost effective manner than our HA viscosupplementation therapies. With respect to our Surgical Solutions, new allograft, DBMs, synthetics, growth factors, or other enhancements to our existing implants may never achieve broad market acceptance, which can be affected by a lack of clinical acceptance of Surgical Solutions products and technologies, introduction of competitive treatment options which render Surgical Solutions products and technologies too expensive or obsolete and difficulty training surgeons in the use of Surgical Solutions products and technologies. Media reports or other negative publicity concerning both methods of tissue recovery from donors and actual or potential disease transmission from donated tissue may limit widespread acceptance by the medical community of our allografts, growth factor and DBMs, whether directed at these products generally or our products specifically. Unfavorable reports of improper or illegal tissue recovery practices by any participant in the industry, both in the United States and internationally, as well as incidents of improperly processed tissue leading to transmission of disease, may broadly affect the rate of future tissue donation and market acceptance of allograft based technologies by the medical community.
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
The reserves we use to estimate the amount of variable consideration for items such as rebate payments due to third-party payers may be insufficient to cover our contractual payment obligations to them, which could adversely affect our business, results of operations and financial condition.
For sales that include variable consideration, such as rebate payments, we establish reserves for the estimated variable consideration based on the amounts earned or eligible to be claimed on the related sales. Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted for relevant factors such as our historical experience, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. For example, our HA viscosupplement products are primarily sold to healthcare providers who seek reimbursement from the patient’s insurance upon administering the products to their patients. Therefore, the Company establishes these reserves for the estimated amounts it believes the insurer will be eligible to claim on the related sales based upon the factors noted above. At the time of sale to the healthcare provider, we are unable to determine which of their patients will receive our products and what insurance coverage they may have. As a result, we are largely dependent on the payers with which we contract to provide timely and accurate claims data to establish our reserves. If the information is not received timely from the payer or is inaccurate or incomplete, or if the assumptions we use in establishing these reserves are wrong, we may not be able to correctly forecast the amounts due under those agreements and our reserve estimates may prove to be inadequate, which may adversely affect our operating results and financial condition.
We rely on a limited number of third-party manufacturers to manufacture certain of our products and critical components.
Third-party manufacturers generally manufacture our HA products, EXOGEN components, certain Surgical Solutions products, PNS and our PRP devices. We have developed in-house assembly capabilities for certain of our products, such as our EXOGEN Bone Stimulation System. We and our third-party manufacturers are required to comply with the Quality System Regulation (“QSR”), which is a set of FDA regulations that establishes cGMP requirements for medical devices and covers the methods and documentation of the design, testing, production, control, quality assurance and complaint handling, labeling, packaging, sterilization, storage and shipping of such devices. Moreover, certain of our products may be reclassified as drugs. In each case, such products would be required to comply with the cGMP requirements that apply to drugs and biologics, respectively.
There are a limited number of suppliers and third-party manufacturers that operate under the FDA’s QSR requirements and that have the necessary expertise and capacity to manufacture our products or components for our products. As a result, it may be difficult for us to locate manufacturers for our anticipated future needs, and our anticipated growth could strain the ability of our current suppliers and third-party manufacturers to deliver products, materials and components to us. Upon expiration of our existing agreements with these third-party manufacturers, we may not be able to renegotiate the terms of our agreements with these third-party manufacturers on a commercially reasonable basis, or at all.

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
Due to the implementation of processing and billing system changes by payers, we may experience unexpected increases in the volume of rebate claims we receive from payers with whom we contract, which could negatively impact our business and financial results.
Our revenues are recorded at the transaction price, which is determined by the contracted price net of estimates of variable consideration relating to various items, including rebates paid pursuant to contracts relating to the sale of our products. A large private insurance payer recently informed us that it has made changes to its claims data management and billing systems and that, as a result, we expect that we may experience significantly larger rebate volumes for our HA viscosupplement products for future periods than the Company previously estimated or has experienced in prior periods. We were also informed that the impact of these changes is not limited to our products and that other manufacturers under contract with this payer may experience similar increases. In addition, another payer that we contract with also recently notified us that they are implementing similar changes to their claims and billing systems. We are working with these payers to assess the impact that these changes may have on our business. Based on the information presently available, we believe that our current reserves represent our best estimate and are adequate to cover these additional rebate volumes, and we do not expect that the changes will have a material impact on our existing accruals. We are dependent on the payers we contract with to provide timely and accurate claims data and invoices to establish our rebates estimates. If this information is not received in a timely manner or is inaccurate or unexpectedly increases, our estimates may prove to be inadequate to cover any additional rebate volumes we may receive from payers in the future. If our rebate volumes increase or our estimates prove to be inadequate, our business, results of operation and financial condition may be adversely affected and our revenue may be lower than we forecasted.
If we are unable to achieve and maintain adequate levels of coverage and/or reimbursement for our products, the procedures using our products, or any future products we may seek to commercialize, the commercial success of these products may be severely hindered.
Our products are purchased by healthcare providers and customers who typically bill third-party payers or private insurance plans and healthcare networks to cover all or a portion of the costs and fees associated with our products. These third-party payers and insurers may deny reimbursement if they determine that a device or product provided to a patient or used in a procedure is not deemed medically necessary or otherwise does not meet applicable payment criteria or if the policyholder’s healthcare insurance benefits are limited. Further, limits put on reimbursement by third-party payers, whether foreign or domestic, governmental or commercial, could make it more difficult to buy our products and substantially reduce, or possibly eliminate, patient access to our products. For example, our TalisMann product is currently only covered under the Medicare program and our PRP product is not reimbursed by any third-party payer. In addition, the healthcare industry in the United States has experienced a trend toward cost containment as government and private insurers seek to control rising healthcare costs by imposing lower payment rates and negotiating reduced contract rates with providers and suppliers.

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
Further, legislative or other regulatory reforms that have been adopted or may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies or other downward pressure on the pricing or reimbursement we or our customers receive for our products. For example, the Consolidated Appropriations Act, 2021 (“CAA”) was signed into law on December 27, 2020, and pursuant to implementing regulations promulgated by CMS, expanded price reporting obligations for manufacturers of certain products reimbursed under Medicare Part B beginning January 1, 2022, including all of our HA viscosupplements. In July 2022, CMS began utilizing the new pricing information we reported to it pursuant to these newly adopted reporting obligations to adjust the Medicare payment to healthcare providers using our Durolane and GELSYN-3 products. As a result, the rates available for those products beginning in July 2022 were reduced from those previously available and are subject to future reporting and adjustment, which may affect the demand for those products or our ability to sell them profitably. In addition, due to the manner in which rebates are calculated and paid under certain of our contracts with private payers, any such changes in the ASP for our HA viscosupplements may result in larger than expected rebate payments for the sale of these products. We cannot predict the extent to which this law, or other reimbursement reform proposals or other healthcare cost containment measures that might be enacted in the future, may impact the demand or commercial success of our HA viscosupplements and other products we sell or plan to commercialize in the future. Refer to Part I, Item 1A. Risk Factors—Risks Related to Government Regulation— Various governmental reimbursement reform and other healthcare cost containment proposals may affect our ability to sell our products profitably and could adversely affect our business results and operations and financial conditions.
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
We do not have redundant manufacturing facilities and have one primary location for manufacturing in Memphis, Tennessee. Our other facilities and equipment would be costly to replace and could require substantial lead-time to repair or replace. Our equipment and facilities might be harmed or rendered inoperable by natural disasters (including events caused by or intensified by climate change) or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages. Such disasters may render it difficult or impossible to manufacture and commercialize our products and conduct our research and development activities for new products, line extensions and expanded indications. The inability to perform those activities, combined with our limited inventory of supplies, components and finished product, may result in the inability to continue manufacturing or supplying our products during such periods, the loss of customers, or harm to our reputation. Although we are insured against damage to our facilities and the disruption of our business, our insurance might not be sufficient to cover all of our potential losses and might not continue to be available to us on acceptable terms, or at all.
Our business may be adversely affected if consolidation in the healthcare industry leads to demand for price concessions or if a GPO, third-party payer or other similar entities exclude us from being a supplier.
Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators and third-party payers. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which may increase requests for pricing concessions or risk vendor exclusion. For example, non-clinical staff at hospitals are increasingly involved in the evaluation of products and product purchasing decisions. In order for us to sell our products, we must convince such staff as well as physicians and hospitals that our products are attractive alternatives to competing products for use in surgical procedures. Additionally, GPOs, IDNs and large single accounts may continue to use their market power to consolidate purchasing decisions for physicians. Third-party payers may also continue to use their market power to reduce the reimbursement for our products by increasing the rebates we are required to pay them when our products are covered, which may negatively impact our results. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products and negatively impact our business, results of operations, financial condition and cash flows.
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

We compete with other companies for these opportunities, and we may be unable to consummate such acquisitions or joint ventures on commercially reasonable terms, or at all. In addition, acquired businesses may have ongoing or potential liabilities, legal claims (including tort and/or personal injury claims) or adverse operating issues that we fail to discover through due diligence prior to the acquisition. Even if we are aware of such liabilities, claims or issues, we may not be able to accurately estimate the magnitude of the related liabilities and damages. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, failed to fulfill their contractual obligations to their customers, or failed to satisfy legal obligations to employees or third parties, we, as the successor, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairment in the future that could harm our financial results. The issuance of additional equity in connection with such acquisitions may dilute our stockholders.
We may not realize the anticipated strategic or financial benefits from our business divestitures, which may adversely affect our results of operations and financial condition.
We have in the past divested of certain of our businesses, including our Advanced Rehabilitation Business and Wound Business, to help improve our focus on our core businesses and improve our liquidity. However, we may be unable to achieve some or all of the anticipated strategic and financial benefits following our business divestitures, as their anticipated benefits are based on a number of assumptions, some of which may prove incorrect. Any divestiture we undertake is subject to a variety of known and unknown risks and uncertainties. In addition, the anticipated benefits related to any divestiture may take longer to realize than expected or may not materialize, and a failure to achieve the anticipated financial and strategic benefits of a divestiture could be disruptive to our operations and could have a material adverse impact on our business, results of operations, financial condition and cash flows. For instance, we sold our Wound Business in May 2023, with earn-out payments expected in 2024, 2025, and 2026 contingent on certain post-closing financial targets. A final rule issued by the Centers for Medicare and Medicaid Services in late 2025 and effective January 1, 2026 changed the methodology for skin substitute payments from ASP-based reimbursement to a standardized flat rate. This change in payment methodology is expected to substantially decrease the reimbursement for skin substitute products, and may have a material adverse effect on the buyer’s revenue model and obligation to pay earn-outs under the sale. Further, even if we do realize some or all of the anticipated strategic and financial benefits following our divestitures, we may face indemnity and other liability claims by the acquirer or other parties.
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

Governments outside the United States may not provide coverage or reimbursement of our products, which may adversely affect our international expansion plans and harm our business, results of operations and financial condition.
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
In 2020, the FDA published a Federal Register notice announcing its proposal to reclassify non-invasive bone growth stimulators, such as EXOGEN, from Class III medical devices to Class II with special controls. Class III devices are subject to the most stringent regulatory pathway for approval for medical devices and require, among other things, rigorous clinical studies and pre-approval manufacturing review. Class II devices may be cleared for marketing by the FDA under the 510(k) pathway if they are determined to be substantially equivalent to a legally marketed predicate device. The 510(k) clearance process does not always require clinical testing, and is generally less onerous than the premarket approval process applicable to Class III devices. Also in 2020, the Orthopedic and Rehabilitation Devices Panel of the FDA Medical Devices Advisory Committee met and voted in favor of the FDA’s proposal to down-classify non-invasive bone growth stimulators.
Although the FDA has not yet finalized its proposal to down-classify non-invasive bone growth stimulators, should such down-classification occur now or in the future, we could face additional competition from new market entrants who would be able to pursue marketing authorization through the 510(k) clearance pathway instead of the more onerous and burdensome PMA process. Class II devices that qualify as durable medical equipment under the Medicare program may also be eligible for inclusion in Medicare’s competitive bidding program for durable medical equipment, prosthetic and orthotic supplies (“DEMPOS”). As a result of down-classification, EXOGEN could face additional competition or we could receive lower reimbursement amounts, all of which could adversely affect our business, results of operations and financial condition.
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
If the reclassification of HA products were to occur, the FDA may not allow us to continue to market our HA products without submitting additional clinical trial data, obtaining approval of an NDA for these products, or without otherwise complying with new conditions or limitations on how those products are marketed. Clinical testing can take years to complete, can be expensive and carries uncertain outcomes, and there is no guarantee that would be able to successfully obtain and maintain any required regulatory approvals. These new regulatory obligations could result in increased regulation and would subject our HA products to a new set of regulatory requirements to which they have not been previously subject. These changes could ultimately increase our costs, change levels of coverage and/or reimbursement for our HA products and adversely impact our business, results of operations and financial condition if they were to be implemented. See Part I, Item 1A. Risk Factors—Risks Related to Our Business—If we are unable to achieve and maintain adequate levels of coverage and/or reimbursement for our products, the procedures using our products, or any future products we may seek to commercialize, the commercial success of these products may be severely hindered. Recent actions by the Centers for Medicare and Medicaid Services reclassifying other device-like biologicals such as skin substitutes as supplies may signal a broader policy shift that could eventually target our HA portfolio, materially reducing average selling price. If that happens it could materially impact our HA business and financial condition.

Our ability to maintain our competitive position and to execute our strategic plans depends on our ability to attract, retain and motivate our senior management team and other highly qualified personnel, and our failure to do so could adversely affect our business, results of operations and financial condition.
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
Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of our products. This risk exists even if a product is cleared, approved or certified for commercial sale by the FDA, foreign regulatory authorities or notified bodies and manufactured in facilities regulated by the FDA or an applicable foreign regulatory authority. Our products are designed to affect, and any future products will be designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse or abuse associated with our products or our products in development could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot assure you that we will not face product liability claims. We may be subject to product liability claims if our products or products in development cause, or merely appear to have caused, patient injury or death, even if such injury or death was as a result of supplies or components that are produced by third-party suppliers. Product liability claims may be brought against us by consumers, healthcare providers or others selling or otherwise coming into contact with our products, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
We are dependent on a limited number of suppliers for our products and components used in the manufacturing process of our products. Our top three single-source third-party manufacturers supply us with our HA products and constituted 49%, 46% and 43% of total net sales for the years ended December 31, 2025, 2024 and 2023, respectively. We may not be able to renew or enter into new contracts with our existing suppliers following the expiration of such contracts on commercially reasonable terms, or at all. Additionally, certain of our devices require circuit boards and other electronic components that could be in short supply. The unavailability of such components from our suppliers may impact our ability to meet the customer demand for these products.
The success of certain of our bone graft substitute products depends on our suppliers continuing to have access to donated human cadaveric tissue, as well as the maintenance of high standards in their processing methodology. The supply of such donors can fluctuate over time. We cannot be certain that our current suppliers, who rely on allograft bone, plus any additional sources that our suppliers identify in the future, will be sufficient to meet our product needs. Our dependence on a limited number of third-party suppliers and the challenges that they may face in obtaining adequate supplies of allograft bone tissue involve several risks, including limited control over pricing, availability, quality and delivery schedules. We may be unable to find an alternative supplier in a reasonable time period or on commercially reasonable terms, if at all, which would adversely affect our business, results of operations and financial condition.
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
We receive, collect, process, use and store directly and through third-party vendors and service providers a large amount of information, including personally identifiable information, protected health information and other sensitive and confidential information. This data is often accessed by us through transmissions over public and private networks, including the internet. The secure transmission of such information over the internet and other mechanisms is essential to maintain confidence in our information technology systems. Despite the privacy and security measures we have in place to comply with applicable laws, regulations and contractual requirements, our facilities and systems, and those of our third-party vendors and service providers, are vulnerable to privacy and security incidents including, but not limited to, computer hacking, breaches, acts of vandalism or theft, computer viruses and other malware, including ransomware and other forms of cyberattacks, misplaced or lost data, programming and/or human errors, and other similar events. A party, whether internal or external, that is able to circumvent our security measures or those of our third-party vendors and service providers could, among other things, misappropriate or misuse sensitive or confidential information, misappropriate user information or other proprietary information, or cause significant interruptions in our operations. Internal or external parties have and will continue to attempt to circumvent our security systems and those of our vendors and service providers, and we expect that we may in the future continue to experience, among other things, external attacks on our network and attempts to gain unauthorized access to sensitive and confidential information, such as reconnaissance probes, denial of service attempts, malware attacks, malicious software attacks and phishing attacks. For example, in January 2023, an external phishing incident targeted an employee with plausible-sounding prompts to send information to Company leadership. This security incident did not expose protected health information, or affect any of the company’s systems, and was reported to authorities in the relevant regions. Cyberthreats and techniques used to circumvent security systems can be highly sophisticated and change frequently, including cyberthreats posed by emerging technologies such as artificial intelligence and quantum computing. We may be unable to proactively address all possible cyberthreats and techniques or implement adequate preventive measures for all situations. Attacks upon information technology systems are also increasing in their frequency, level of persistence, and sophistication, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology, the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Recent, well-publicized cyberattacks on companies have resulted in the unauthorized access to and acquisition of significant amounts of sensitive and confidential information and the disruption of important systems and services. These incidents demonstrate the sophistication of the threat actors and magnitude of the threat posed to companies across the nation, including the health care industry. For example, in 2024, a vendor informed us that Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing certain of our claims for reimbursement related to our EXOGEN device to commercial payers, experienced an incident in which a cybersecurity threat actor gained access to some of its information technology systems. As a result of the Change Healthcare incident, certain of our patient billing and collections processes were disrupted. We identified an alternative claim processing intermediary and resumed claims submissions, but this incident caused delays without material effect in a portion of our claims submissions to some commercial payers thereby delaying the related cash remittances to us.

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
We cannot assure you that our vendors or service providers with access to our or our customers’, suppliers’, trial patients’, and employees’ personally identifiable and other sensitive or confidential information for which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches, cyberattacks or other incidents negatively impacting the privacy or security of sensitive or confidential information or our vendors’ or service providers’ ability to provide services to us, which could have a corresponding effect on our business including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. Nor can we provide assurance that our vendors may not incorporate artificial intelligence tools that fail to meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. While we attempt to address the associated risks by performing security assessments and detailed due diligence, we cannot assure you that these contractual measures and our own privacy and security-related due diligence safeguards will protect us from the risks associated with the processing, storage and transmission of such information by vendors, service providers and others acting on our behalf.
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
We rely extensively on information technology and communication systems and software and hardware products, including those of external providers, to conduct business. These systems, software, and hardware impact, among other things, ordering and managing components of our products from suppliers, shipping products to customers on a timely basis, processing transactions, coordinating our sales activities across all of our products, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business.
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
•tariffs, trade barriers import/export restrictions, foreign investment reviews, export licensing requirements, or other requirements or restrictive actions by the United States or foreign governments;

•foreign currency fluctuations or currency controls, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•customers in some foreign countries potentially having longer payment cycles;
•exposure of our foreign operations to liability under U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), U.S. trade, sanctions and anti-boycott regulations and U.S. anti-money laundering regulations, as well as disadvantages of competing against companies from countries that are not subject to these regulatory regimes;
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
•production shortages resulting from any events affecting material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including armed conflict, terrorism, trade restrictions, or disruptions, public health emergencies, or natural disasters including earthquakes, hurricanes, floods and fires. Any development, escalation, expansion, or protracted continuation of geopolitical conflict, including in Eastern Europe, the Middle East, and South America, could heighten many of the other risk factors included in our SEC filings.
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
We are subject to risks associated with evolving international trade policies and relations, including changes in trade agreements and the imposition of new or increased tariffs by the United States government and retaliatory tariffs by other nations. Various members of the United States government have stated that it intends to impose tariffs in pursuing government policy and has already imposed, or announced, several new or increased tariffs, including tariffs on goods and materials from various countries including member countries of the European Union, Switzerland, Canada, Mexico, Japan and China. When unilateral changes are made to United States import tariffs, other countries may reciprocate, and in many cases have reciprocated, with tariffs imposed or announced, against the United States. In some instances, new tariff policies have resulted in the United States entering into international trade agreements with other countries. The impact of the new and evolving tariff policies and trade agreements, including whether and to what extent the new and increased tariffs will remain in place or additional tariffs will be imposed remains uncertain. If tariffs are imposed or increased by either the United States or other countries, it may impact our cost of goods, and the price of, and demand for, our products in countries impacted by such tariffs. For example, our Durolane and Gelsyn products are manufactured in Sweden and Switzerland, respectively. The enactment of new tariffs, or increases in existing tariffs, or other such charges, may increase the cost of importing these products into the United States. This may have an adverse effect on our business or our results of operations. The institution of trade tariffs globally also carries the risk of adversely affecting overall global economic or political conditions, which could have a negative impact on us.
In addition, the U.S. has previously enacted, and it or other countries may in the future enact, legislation that limits or prohibits the use of foreign manufactured equipment or supplies from China, such as the Uyghur Forced Labor Prevention Act, which imposes a ban on virtually all imports from the Xinjiang region of China unless companies are able to prove that the products were not made with forced labor, which could have an adverse effect on our ability to conduct our business and our results of operations.
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
•post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•post-market studies; and
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
Moreover, governmental authorities outside the United States have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that adversely affect our business, results of operations and financial condition. The European Commission has harmonized national regulations for the control of medical devices through European Medical Device Regulations with which manufacturers must comply. Under these new regulations, manufacturing plants must have received a full Quality Assurance Certification from a “Notified Body” to be able to sell products within the member states of the EU. This certification allows manufacturers to stamp the products of certified plants with a “CE” mark. Products covered by European Commission regulations that do not bear the CE mark cannot be sold or distributed within the EU. Refer to Part I, Item 1A. Risk Factors—Risks Related to Government Regulation—Regulatory reforms, such as the EU Medical Devices Regulation, could limit our ability to market and distribute our products after clearance, approval or certification is obtained and make it more difficult or costly for us to obtain regulatory clearance, approval or certification of any future products, which could adversely affect our competitive position and materially affect our business and financial results.
We may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits and could lead to significant civil or criminal penalties and other liability.
In connection with our EXOGEN Bone Stimulation System, we submit claims directly to, and receive payments directly from, the Medicare and Medicaid programs and private payers. Therefore, we are subject to extensive government regulation, including detailed requirements for submitting claims under appropriate codes and maintaining certain documentation, including evidence that all medical necessity requirements are met to support our claims. Billing for our EXOGEN Bone Stimulation System is complex, time-consuming and expensive, particularly for items and services provided to government healthcare program beneficiaries, such as Medicare and Medicaid. Reimbursement claims may be adversely affected by improper completion of the Certificates of Medical Necessity (“CMN”) or other documentation required in connection with Medicare claims for the EXOGEN Bone Stimulation System and we may be subject to investigations by governmental authorities or third-party payers and required to prove the validity of the claims or the authenticity of the signatures on the CMNs under investigation. Reimbursement claims may also be adversely affected by the promotion of our devices for unapproved or off-label uses or assistance with the reimbursement process that could result in false or fraudulent claims for reimbursement being submitted to government or private payers. Depending on the billing arrangement and applicable law, we bill various payers, all of which may have different prior authorization, patient qualification and medical necessity requirements, as well as patients for any applicable co-payments or co-insurance amounts. In addition, we may also face increased risk in our collection efforts, including potential write-offs of doubtful accounts and long collection cycles, any of which could adversely affect our business, results of operations and financial condition.

We are also required to implement compliance procedures and to oversee, train and monitor our employees’ compliance with those procedures, appeal coverage and payment denials, and perform internal audits periodically to assess compliance with applicable laws and regulations as well as internal compliance policies and procedures. We are required to report and return any overpayments received from government payers within 60 days of identification and exercise of reasonable diligence to investigate credible information regarding potential overpayments. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws. For example, in February 2021 we entered into a settlement agreement with the United States Attorney’s Office for the Middle District of North Carolina and the Office of Inspector General of the U.S. Department of Health and Human Services to resolve potential liabilities associated with a self-disclosure we made to the OIG in November 2018 regarding violations of certain Medicare claim submission requirements. See Part I, Item 1A. Risk Factors—Risks Related to Government Regulation—We are subject to federal, state and foreign laws and regulations relating to our healthcare business, and could face substantial penalties if we are determined not to have fully complied with such laws, which would adversely affect our business, results of operations and financial condition. Moreover, Medicare contractors and state Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims and are under increasing pressure to more closely scrutinize healthcare claims and supporting documentation. We may be subject to prepayment and post-payment reviews, as well as audits of claims in the future. For instance, the Department of Health and Human Services Office of Inspector General is evaluating skin substitute billing from prior years. Although we divested our Wound Business in 2023, continuing indemnification obligations mean that the Department of Health and Human Services’ focus on past billing for skin substitute products may impact our Company. Private payers may from time to time conduct similar reviews and audits. Any third-party payer reviews and audits of our claims could result in material delays in payment, material recoupments, overpayments, claim denials, fines, revocations of billing privileges, bars on re-enrollment in federal or state healthcare programs, cancellation of our agreements or damage to our reputation, any of which would reduce our net sales and profitability.
The FDA regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products.
Before we can market or sell a new medical device or other product or a new use of or a claim for or significant modification to an existing medical device in the United States, we must obtain either clearance from the FDA under the 510(k) pathway or approval of an application for Pre-market Approval (“PMA”), unless an exemption applies. In the United States, we have obtained 510(k) clearance from the FDA to market certain of our products such as SIGNAFUSE Bioactive Bone Graft Putty, Interface Bioactive Bone Graft and SIGNAFUSE Mineralized Collagen Scaffold. Our Pain Treatment products, including Durolane, GELSYN-3 and SUPARTZ FX, and our EXOGEN Bone Stimulation System, have obtained a PMA. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed predicate device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. In the PMA process, the FDA must determine that a proposed product is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for products that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.
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

Any modification to one of our 510(k)-cleared products that would constitute a major change in its intended use, or any change that could significantly affect the safety or effectiveness of the device would require us to obtain a new 510(k) marketing clearance and may even, in some circumstances, require the submission of a PMA application, if the change raises complex or novel scientific issues or the product has a new intended use. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. We may make changes to our 510(k)-cleared products in the future, which we may determine do not require a new 510(k) clearance or PMA. If the FDA disagrees with our decision not to seek a new 510(k) or PMA for changes or modifications to existing devices and requires new clearances or approvals, we may be required to recall and stop marketing our products as modified, which could require us to redesign our products, conduct clinical trials to support any modifications, and pay significant regulatory fines or penalties. If there is any delay or failure in obtaining required clearances or approvals or if the FDA requires us to go through a lengthier, more rigorous examination for future products or modifications to existing products than we had expected, our ability to introduce new or enhanced products in a timely manner would be adversely affected, which in turn would result in delayed or no realization of revenue from such product enhancements or new products and could also result in substantial additional costs which could decrease our profitability.
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
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval or clearance of our future products under development or impact our ability to modify our currently cleared or approved products on a timely basis. Even after clearance or approval for our products is obtained, we and the products are subject to extensive post-market regulation by the FDA, including with respect to advertising, marketing, labeling, manufacturing, distribution, import, export, and clinical evaluation.
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
In the United States, we sell human tissue-derived Surgical Solutions products, which are referred to by the FDA as human cells, tissues and cellular or tissue-based products (“HCT/Ps”). In the United States, we are marketing our HCT/Ps pursuant to Section 361 of the PHSA and 21 CFR Part 1271 of the FDA’s regulations. We do not manufacture these HCT/P products, but serve as a distributor for them. Section 361 HCT/Ps are not currently subject to the FDA requirements to obtain marketing authorizations as long as they meet certain criteria provided in the FDA’s regulations. HCT/Ps regulated as “361 HCT/Ps” are currently subject to requirements relating to registering facilities and listing products with the FDA, screening and testing for tissue donor eligibility, cGTP, when processing, storing, labeling and distributing HCT/Ps, including required labeling information, stringent record keeping and adverse event reporting. If we or our suppliers fail to comply with these requirements, we could be subject to FDA enforcement action, including, for example, warning letters, fines, injunctions, product recalls or seizures, and, in the most serious cases, criminal penalties. To be regulated as Section 361 HCT/Ps, these products must meet the FDA’s criteria to be considered “minimally manipulated” and intended for “homologous use,” among other requirements. HCT/Ps that do not meet the criteria to be considered Section 361 HCT/Ps are subject to the FDA’s regulatory requirements applicable to medical devices, biologics or drugs. Device, biologic or drug HCT/Ps must comply both with the requirements exclusively applicable to Section 361 HCT/Ps and, in addition, with other requirements, including requirements for marketing authorization, such as 510(k) clearance, PMA or BLA approvals before marketing. We believe our HCT/Ps are regulated solely under Section 361 of the PHSA, and therefore, we have not sought or obtained 510(k) clearance, a PMA, or licensure through a BLA for such HCT/Ps.
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
HCT/Ps that do not meet the criteria of Section 361 are regulated under Section 351 of the PHSA. HCT/Ps regulated as “Section 351” HCT/Ps are subject to premarket review and approval by the FDA. In November 2017, the FDA released a guidance document entitled “Regulatory Considerations for Human Cells, Tissues, and Cellular and Tissue - Based Products: Minimal Manipulation and Homologous Use - Guidance for Industry and Food and Drug Administration Staff.” The guidance outlined the FDA’s position that all lyophilized amniotic products are more than minimally manipulated and would therefore require a BLA to be lawfully marketed in the United States. The FDA resumed enforcement of IND and premarket approval requirements with respect to these products as of June 1, 2021.
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
Our products and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such products, will be subject to continued regulatory review, oversight and periodic inspection by the FDA and other domestic and foreign regulatory bodies. In particular, the methods used in, and the facilities used for, the manufacture of the products that we own and distribute that are regulated as medical devices must comply with the FDA’s QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of medical devices. The FDA enforces the QSR through periodically announced or unannounced inspections of manufacturing facilities, and both we and our third-party manufacturers and suppliers are subject to such inspections. Similarly, the devices we distribute on behalf of third-party manufacturers that are regulated as Section 361 HCT/Ps must be manufactured in compliance with the FDA’s cGTP requirements and other related requirements. Moreover, should any of our HA products be reclassified as drugs, such products would be required to comply with a different set of manufacturing requirements under the FDA’s cGMP requirements for drugs. The need to comply with different manufacturing requirements may require us to seek new suppliers.
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
The final rule was published by CMS on October 31, 2025 (“Final Rule”). Several of the proposed requirements related to BFSFs were either not adopted or were modified by CMS in the Final Rule and the Company is presently working with its contracting partners to implement and comply with the new BFSF requirements or modify such contract to comply with the requirements of the Final Rule. The Final Rule has changed longstanding ASP calculation methodologies by, among other things, adding new requirements for supporting the fair market value of BFSFs and by requiring periodic recertifications of such fees by the Company as a condition of BFSF treatment. Long standing CMS regulations have permitted manufacturers to exclude BFSFs from ASP if the fee satisfied certain conditions. We are required to update our existing government pricing compliance and reporting processes to comply with these new requirements. Moreover, because many of our contracts with fees that fall within the expanded definition of BFSFs under the Final Rule, are with customers, such as wholesalers and pharmacy benefit managers, which are significantly larger than we are, we may not be able to restructure our contracts to fit our service fee payments within the new standards. If we are not successful in our efforts to renegotiate the applicable contracts to comply with the Final Rule within the limited time frame allotted or are otherwise required to include BFSF in our reported ASP for our HA products, or the more stringent requirements of the Proposed Rule are implemented in the future, the ASP and CMS reimbursement for our HA products may be reduced, which may adversely affect our operating results and financial condition.
Similarly, reimbursement for our HA products may also be affected by executive orders issued by the current presidential administration in the United States relating to drug pricing, specifically “Delivering Most-Favored Nation Prescription Drug Pricing to American Patients” and “Lowering Drug Prices by Once Again Putting Americans First” (the “Executive Orders”) that set forth the administration’s policy goal of lowering pricing. Although the Executive Orders outline broad policy objectives and currently lack specific mandates, their apparent aim is to lower prices paid in the United States to more closely align with reimbursement levels provided by U.S. government-run health systems in other developed countries. To the extent the administration seeks to implement specific mandates or other cost control initiatives through action by the Department of Health and Human Services or other federal agencies, the reimbursement for our HA products may be negatively impacted. We cannot predict the extent to which this proposal, or similar reimbursement reform proposals or other healthcare cost containment measures that might be enacted in the future, may impact the demand or commercial success of our HA viscosupplements or any of our other products we currently sell or plan to commercialize.

Our products may be subject to product recalls. A recall of our products, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our products, could adversely affect us.
The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized drugs, devices and similar products in the event of material deficiencies or defects in their design or manufacture. For example, the FDA’s authority to require a recall for medical devices must be based on a finding that there is reasonable probability that the device would cause serious injury or death. In addition, we have in the past and may in the future decide to voluntarily recall our products if certain deficiencies are found. For example, in December 2020 we undertook a voluntary Class II recall of certain vials of ultrasound gel that we provide with our EXOGEN Bone Stimulation System due to particulates, which were microbial in nature, found in the gel. The gel was manufactured by a third-party supplier, and we have discontinued the use of that suppliers’ gel and have replaced that gel with that of another manufacturer and notified patients to discard gel bottles from affected lots. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and could adversely affect our reputation and business, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. We may also be subject to liability claims, be required to bear other costs, or take other actions that could adversely affect our business, results of operations and financial condition.
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
We may rely on third parties to conduct our clinical studies and to assist us with preclinical development, and if they fail to perform as contractually required or expected, we may not be able to obtain regulatory clearance, approval or certification to commercialize our products.
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
The Affordable Care Act (“ACA”), for instance, substantially changed the way healthcare is financed by both governmental and private insurers, encourages improvements in the quality of healthcare items and services and significantly impacts the medical device industry. Among other things, the ACA:
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
Since its enactment, there have been judicial, executive, and congressional challenges to certain aspects of the ACA and to reform the healthcare marketplace generally, and particularly with regard to cost containment. We cannot predict with certainty what impact any U.S. federal and state health reforms will have on us, but such changes could impose new and/or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. For instance, CMS implemented a 2.8% reduction in the relative value unit (“RVU”) conversion factor in 2025, in addition to a 1% specific cut in surgery RVUs. While such reductions do not directly lower the prices of our devices, they reduce the professional services fee received by the surgeon, and may impact such surgeon’s choice of devices.
In addition to the executive orders discussed in this Annual Report, legislative and regulatory reforms and executive actions intended to reduce the costs of prescription drugs and medical devices are also ongoing in the United States and abroad. It is unclear what effect new quality and payment programs may have on our business, financial condition, results of operations or cash flows. These and other payment updates could directly impact the demand for our products or any products we may develop in the future, if cleared or approved.
Because the containment of healthcare costs has been consistent across administrations, we expect that other healthcare reform measures that may be adopted in the future, by statute, regulation, and/or executive order, will result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any cleared or approved products. Furthermore, we believe that many individuals who have obtained insurance coverage through the health insurance exchanges face significantly higher premiums with the expiration of the subsidies for such policies. Patients facing higher deductibles and overall costs may be discouraged from obtaining insurance in the first instance or from undergoing certain procedures. Any reluctance on the part of patients to undergo procedures utilizing our products due to cost could impact our ability to expand sales of our products and could adversely impact our business, results of operations and financial condition.

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
In our capacity as a pharmaceutical and medical device manufacturer, as a supplier of covered items and services to federal healthcare program beneficiaries, and with respect to items and services for which we submit claims for reimbursement from such programs, we are subject to healthcare fraud, waste and abuse regulation and enforcement by federal, state and foreign governments, which could adversely impact our business, results of operations and financial condition. Healthcare fraud and abuse and health information privacy and security laws potentially applicable to our operations include:
•the federal Anti-Kickback Statute (“AKS”), which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Penalties for violating the AKS include civil penalties of up to $127,973 per violation plus three times the amount of the improper remuneration, criminal penalties up to $100,000 per violation, prison terms of up to ten years, and exclusion from participation in the federal healthcare programs. Under the Civil Monetary Penalties statute, physicians who pay or accept kickbacks also face penalties of up to $50,000 per kickback plus three times the amount of the prohibited remuneration;
•the federal physician self-referral law, the Stark Law, which, subject to certain enumerated statutory and regulatory exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or “DHS”, which includes both prescription drugs and medical devices, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS. In addition to reimbursing the government any associated overpayment, violations of the Stark Law can lead to: (1) civil penalties of nearly $31,670 per claim (in 2025, adjusted annually for inflation); (2) three times the amount of damages suffered by the government; and (3) potential exclusion from participation in federal healthcare programs;
•the False Claims Act, or “FCA”, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. Penalties for a violation of the FCA include fines up to $29,363 for each false claim, plus up to three times the amount of damages caused by each false claim. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;
•the beneficiary inducement provisions of the Civil Monetary Penalties Law, which prohibit an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider. Violations of the CMPL may result in CMPs of $25,663 and in administrative penalties ranging up to $100,000 per violation depending on the conduct involved;
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

In the United States, HIPAA, as amended, and regulations implemented thereunder (collectively referred to as “HIPAA”) imposes, among other things, certain standards relating to the privacy and security of protected health information (“PHI”) on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that generally involve creating, receiving, maintaining or transmitting PHI for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities, such as us, as well as business associates, to develop and maintain administrative, physical and technical safeguards to protect PHI. HHS recently proposed updates to the HIPAA Security Rule. This development could pose compliance challenges for us.
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
U.S. states have adopted various privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), creates individual privacy rights for California residents and imposes additional privacy and security obligations on covered businesses, including data use limitations and audit requirements. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CPRA created the California Privacy Protection Agency, which is authorized to issue substantive regulations and enforce law. Additional states, including Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia have enacted similar comprehensive privacy laws. Other states, including Nevada and Washington, enacted robust health privacy laws. Legislation has been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. These developments are likely to result in increased privacy and data security enforcement. Additional compliance investment and potential business process changes may be required, and the enactment of new laws could have potentially conflicting requirements that would make compliance challenging and burdensome.
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

In Europe, the GDPR imposes strict requirements for processing personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield. In 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs in 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board (“EDPB”). The United States and the EU agreed to a new data transfer mechanism to replace the Privacy Shield known as the EU-U.S. Data Privacy Framework, which has been subject to legal challenges. In addition to the GDPR, EU member states impose additional, and sometimes inconsistent, data protection requirements. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and take additional enforcement actions, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, impose challenges associated with the geographical location or segregation of our relevant systems and operations, and adversely affect our financial results.
Additionally, following the United Kingdom’s departure from the EU, we have also had to comply with the UK GDPR (i.e., the GDPR as implemented into UK law). Failure to comply with the UK GDPR can result in fines up to the greater of £17.5 million, or 4% of global revenue.
Failure to comply with the FCPA and laws associated with our activities outside the United States could adversely affect our business, results of operations and financial condition.
We are subject to the FCPA and other anti-bribery legislation around the world. The FCPA generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA imposes recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates, which are intended, among other things, to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. As we conduct our business in jurisdictions outside of the United States, we face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments, offers or promises of payment by us and other business entities for the purpose of improperly obtaining or retaining business or other advantages. In many foreign countries, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, such policy may not be effective at preventing all potential FCPA or other violations. Although our agreements with our international distributors clearly state our expectations for our distributors’ compliance with U.S. and local laws, including the FCPA, and provide us with various remedies upon any non-compliance, including the ability to terminate the agreement, we also cannot guarantee our distributors’ compliance with U.S. laws, including the FCPA. Therefore, there can be no assurance that our employees and agents, or those companies to which we outsource certain of our business operations, have not and will not take actions that violate our policies or applicable laws, for which we may be ultimately held responsible. Any violation of the FCPA, other anti-bribery legislation, including the UK Bribery Act and the Brazil Clean Company Act, or related policies could result in severe criminal or civil sanctions, which could adversely affect our business, results of operations and financial condition.
Furthermore, we are subject to the export controls and economic embargo rules and regulations of the United States, including, but not limited to, export controls including the Export Administration Regulations administered by the Department of Commerce, anti-boycott regulations administered by the Departments of Treasury and Department of Commerce, and trade sanctions against embargoed countries and persons administered by the Office of Foreign Assets Control within the Department of the Treasury, the Department of Commerce and the Department of State. These regulations, which have increasingly been, and are expected to continue to be, subject to frequent changes, limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons, or for prohibited end-uses. A determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines, enforcement actions, civil and/or criminal sanctions, the disgorgement of profits, the imposition of a court-appointed monitor, as well as the denial of export privileges, and may adversely affect our business, results of operations and financial condition.

If we fail to meet Medicare accreditation and surety bond requirements or DMEPOS supplier standards, it could adversely affect our business, results of operations and financial condition.
Our EXOGEN Bone Stimulation System is classified by CMS and third-party payers as durable medical equipment. Suppliers of Medicare DMEPOS must be accredited by an approved accreditation organization as meeting DMEPOS quality standards adopted by CMS and are required to meet surety bond requirements. In addition, Medicare DMEPOS suppliers must comply with Medicare supplier standards in order to obtain and retain billing privileges, including meeting all applicable federal and state licensure and regulatory requirements. CMS periodically expands or otherwise clarifies the Medicare DMEPOS supplier standards, and states periodically change licensure requirements, including licensure rules imposing more stringent requirements on out-of-state DMEPOS suppliers. We believe we are currently in compliance with these requirements. If we fail to maintain our Medicare accreditation status and/or do not comply with Medicare surety bond or supplier standard requirements or state licensure requirements in the future, or if these requirements are changed or expanded, it could adversely affect our business, results of operations and financial condition.
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
Globally, companies are facing increasing requirements to disclose information about social and environmental risks and increasing pressure to improve performance on aspects of sustainability, such as climate impact and product environmental performance, which go beyond currently enacted legislative or regulatory mandates. Several of our customers are adopting, or may adopt in the future, sustainability policies that influence how they make purchasing decisions. Due to the complex nature of our supply chain, we may not always have direct influence over our ability to meet new customer sustainability expectations or policies, which may harm our customer relationships and reputation and may result in an impact on our revenue. Further, new and emerging ESG reporting and disclosure requirements may be unpredictable and expensive to comply with. Our ability to meet stakeholder ESG expectations may not keep up with industry peers which may negatively impact our ability to attract and retain talent.
Recent environmental regulatory actions regarding medical device sterilization facilities could result in disruptions in the supply of certain of our products and could adversely affect our business, results of operations and financial condition.
Our disposable products that are used with our neXus Ultrasonic Surgical Aspirator System require sterilization using ethylene oxide prior to sale. Ethylene oxide sterilization is a common and scientifically proven sterilization method that is widely used in the medical device industry. We contract with third-party sterilizers to perform this service. Concerns about unsafe levels of ethylene oxide emissions in the air around some sterilization facilities have resulted in certain state environmental protection agency actions against those facilities that have impacted available capacity for medical device manufacturers to sterilize their devices. For example, in past years, the operations of certain of our contracted sterilization providers were temporarily suspended by the supplier as a voluntary response to a state environmental agency investigation. While such actions have not disrupted our ability to supply products and the previously shut down facilities have been permitted to resume operations after implementation of increased emissions controls, it is uncertain as to whether these facilities will be shut down or experience capacity reductions related to environmental, health and safety concerns. It is unknown whether any other sterilization facilities with which contract in the future will experience reduced capacity related to new regulatory requirements or will be required to shut down, either temporarily related to upgrading emissions controls or permanently due to inability to comply with the new environmental regulations. To the extent that our third-party sterilizers are unable to sterilize our products, whether due to these regulatory or other limitations (such as capacity, reductions in operations, or availability of materials for sterilization), we may be unable to transition to other third-party sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner, or at all, which could have a material adverse impact on our results of operations and financial condition.

Risks Related to Intellectual Property Matters
Protection of our intellectual property rights may be difficult and costly, and our inability to protect our intellectual property could adversely affect our competitive position.
Our success depends in part on our ability to protect our proprietary rights to the technologies and inventions used in, or embodied by, our products. To protect our proprietary technology, we rely on patent protection, copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions in our consulting, employment, and other agreements. These legal means afford only limited protection, however, and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our existing confidentiality and/or invention assignment agreements with employees, contractors, and others who participate in IP development activities could be breached, or we may not enter into sufficient and adequate agreements with those individuals in the first instance, and we may not have adequate remedies for such breaches. Furthermore, we may be subject to, and forced to defend against third-party claims of ownership to our intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or rights to use, valuable intellectual property. Such an outcome could adversely affect our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
The process of applying for patent protection is time-consuming and expensive and we cannot assure you that all of our patent applications will be issued as patents or that, if issued, they will issue in a form that will be advantageous to us. The rights granted to us under our patents may not be meaningful or provide us with any commercial advantage, and they could be opposed, contested, narrowed, or circumvented by our competitors or declared invalid or unenforceable in judicial or administrative proceedings. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. As a result, some of our products are not, and in the future may not be, protected by patents. We generally apply for patents in those countries where we intend to make, have made, use, offer for sale, or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we do not seek protection in all countries where we sell products and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories in which we have patent protection but where such protection may not be sufficient to terminate infringing activities. Furthermore, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to us by third parties. Therefore, these patents and applications may not be prosecuted or enforced in a manner consistent with the best interests of our business. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated, which could also adversely affect our business, results of operations and financial condition.
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

If our products or methods are found to infringe, we could be prevented from manufacturing or marketing our products. In the event that we become involved in such a dispute, we may incur significant costs and expenses and may need to devote resources to resolving any claims, which would reduce the cash we have available for operations and may be distracting to management and other employees, including those involved in the development of intellectual property. We do not know whether our competitors or potential competitors have applied for, will apply for, or will obtain patents that will prevent, limit or interfere with our ability to make, use, sell, import or export our products. Because patent applications can take many years to issue, third parties may have currently pending patent applications which may later result in issued patents that our products and technologies may infringe, or which such third parties claim are infringed by the use of our products or technologies. There is no guarantee that patents will not be issued in the future from currently pending applications that may be infringed by our technology or products. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases, and difficulty in assessing the meaning of patent claims. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets or infringement by us of third-party patents, copyrights, trademarks or other rights or challenging the validity of our patents, copyrights, trademarks or other rights will not be asserted against us.
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
Payments under the TRA are to be based on the tax reporting positions that we determine, and the Internal Revenue Service (“IRS”) or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. Pursuant to the TRA, the Continuing LLC Owner is required to reimburse us for any cash payments previously made to it under the TRA in the event that any tax benefits actually realized by us and for which payment has been made under the TRA are subsequently challenged by a taxing authority and are ultimately disallowed. In addition, but without duplication of any amounts previously reimbursed by the Continuing LLC Owner, any excess cash payments made by us to the Continuing LLC Owner will be netted against any future cash payments that we might otherwise be required to make to the Continuing LLC Owner under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to the Continuing LLC Owner for a number of years following the initial time of such payment. Moreover, there can be no assurance that any excess cash payments for which the Continuing LLC Owner has a reimbursement obligation under the TRA will be repaid to us. As a result, payments could be made under the TRA in excess of the tax savings that we realize in respect of the tax attributes with respect to the Continuing LLC Owner that are the subject of the TRA.
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
As of December 31, 2025, the Original LLC Owners control approximately 42% of the combined voting power of our common stock through their ownership of both Class A common stock and Class B common stock. The Original LLC Owners will, for the foreseeable future, have the ability to substantially influence us through their ownership position over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Original LLC Owners may be able to, subject to applicable law, and the voting arrangements, elect a majority of the members of our Board, control actions to be taken by us and our Board, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Original LLC Owners may, in some circumstances, conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing LLC Owner may have different tax positions from us, especially in light of the TRA that could influence our decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when Bioventus should terminate the TRA and accelerate its obligations thereunder. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration the Continuing LLC Owner’s tax or other considerations, which may differ from the considerations of us or our other stockholders.
Risks Related to Ownership of Our Class A Common Stock
The dilution of our Class A common stockholders upon the exchange of the outstanding common membership interests in BV LLC could adversely affect the market price of our Class A common stock and the resale of such shares could cause the market price of our Class A common stock to fall.
As provided in the amended and restated limited liability agreement of Bioventus LLC (“BV LLC”), the holders (the “Selling Securityholders”) of common membership interests in BV LLC (the “LLC Interests”) may, from time to time, exchange their LLC Interests for newly issued shares of our Class A common stock on a one-for-one basis. On October 25, 2024, the Company filed a registration statement on Form S-3 (“Form S-3”) to, in part register for resale 35,038,052 shares of our Class A common stock held by the Selling Securityholders, of which 15,786,737 shares are issuable upon the exchange of their outstanding LLC Interests. The issuance of shares of our Class A common stock upon the exchange of LLC Interests would significantly dilute the ownership interest of our Class A common stockholders and the resale of such shares by the Selling Securityholders pursuant to the Form S-3, or the perception in the market that the Selling Securityholders intend to sell such shares, could adversely affect the market price of our Class A common stock.
Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares of Class A common stock at or above the price at which you purchase them.
The stock market historically has experienced extreme price and volume fluctuations. As a result of this volatility, you might not be able to sell your Class A common stock common stock at or above the price at which you purchase it. From our initial public offering in February 2021 through February 27, 2026, the per share trading price of our Class A common stock has been as high as $19.94 and as low as $0.80. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:
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
We are an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, for example, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations relating to the presentation of financial statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our periodic reports, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We have availed ourselves of some of these reduced reporting obligations and exemptions in our SEC filings and, if available, expect to continue to do so in future SEC filings.
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
We will continue to qualify as an emerging growth company until the earliest of:
•December 31, 2026 (the last day of the fiscal year following the fifth anniversary of the date of our IPO);
•The last day of our fiscal year in which we have annual gross revenues of at least $1.235 billion or more;
•The date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt;
•The date on which we are deemed to be a “large accelerated filer,” as such terms is defined in the Exchange Act rules.
We cannot predict if investors will find our Class A common stock less attractive because we may rely on the reduced disclosure requirements and exemptions applicable to emerging growth companies. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Beginning with our Annual Report on Form 10-K for the year ending December 31, 2026, we will no longer be able to take advantage of reduced reporting requirements applicable to emerging growth companies, which will require us to incur significant expenses and expend time and resources.
Beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2026, we will be required to comply with disclosure requirements that are applicable to public companies that are not emerging growth companies. Compliance with these additional requirements may increase our legal and financial compliance costs and divert the attention of management and other personnel from operational and other business matters. If we are not able to comply with changing requirements in a timely manner, we could be subject to investigations or sanctions by the SEC which could cause our stock price to decline and require additional financial and management resources to address.
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
Oversight of Third-Party Risks
Our third-party service providers, suppliers, and vendors face their own risks from cybersecurity threats that could impact us in certain circumstances. We have implemented processes for overseeing and managing these risks. Those processes include assessing the third party’s information security practices before allowing them to access our information systems or data, requiring the third parties to implement appropriate cybersecurity controls and otherwise agree to contractual requirements designed to address cybersecurity risks in our agreements with them, and conducting ongoing monitoring of their compliance with those requirements.

Risks from Cybersecurity Threats
As of the date of this Annual Report, we have not encountered any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, incidents impacting data processed and systems maintained or operated by us or on our behalf, and incidents otherwise impacting our operations, can and do occur. For example, Change Healthcare, a subsidiary of UnitedHealth Group that acts as an intermediary for processing certain of our claims for reimbursement related to our EXOGEN device to commercial payers experienced an incident in 2024 in which a cybersecurity threat actor gained access to some of its information technology systems. As a result of the Change Healthcare incident, certain of our patient billing and collections processes were disrupted. We identified an alternative claim processing intermediary and have resumed claims submissions, but this incident caused delays in a portion of our claims submissions to some commercial payers thereby delaying the related cash remittances to us.
Governance
The oversight of Bioventus’ Cybersecurity Program falls under the purview of the Company’s Director of IT Security, Risk and Compliance, who has over 25 years of combined technical and leadership experience, with the past 19 years focused on information security and technology risk management, and holds Certified Information Systems Security Professional (CISSP) and Certified Information Security Manager (CISM) certifications.
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
Item 3.        Legal Proceedings.
Bioventus Shareholder Litigation
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina (the “Court”), Ciarciello v. Bioventus Inc., No. 1:23– cv – 00032-CCE-JEP (M.D.N.C.). The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding its rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint sought damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended consolidated complaint. In response to the defendants’ motion to dismiss, the lead plaintiff filed a second amended complaint on July 31, 2023. The defendants moved to dismiss the second amended complaint on August 21, 2023, which the Court granted in part and denied in part on November 6, 2023. The Court dismissed the plaintiff’s Securities Act claims, but allowed the plaintiff’s Exchange Act claims to proceed into discovery.

On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court, and the Court preliminarily approved the Settlement Agreement on August 13, 2024. The Court entered judgment on December 18, 2024, granting final approval of the terms of the Settlement Agreement and dismissing all claims against the defendants, including the Company. The parties settled without any admission of liability or wrongdoing by any party. The settlement amount of $15.25 million, together with interest earned thereon, has been paid by the defendants and/or the defendant’s insurers. The Company incurred $0.1 million and $13.8 million of net shareholder litigation costs (including estimated settlement and reimbursement) during the years ended December 31, 2025 and 2024, respectively, under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated statements of operations and comprehensive income (loss).
On October 4, 2023, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Grogan, on behalf of Bioventus Inc., v. Reali, et al., No. 1:23-CV-01099-RGA (D. Del.). The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On January 12, 2024, the Court agreed to stay this case pending resolution of the Ciarciello case.
On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del.). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the Sanderson and Grogan derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the Court granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.). The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025, June 23, 2025, October 24, 2025, December 23, 2025, and February 3, 2026, the parties submitted status updates requesting more time to continue their settlement discussions.
On July 31, 2024, another plaintiff filed a derivative complaint against certain of the Company’s current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the Middle District of North Carolina, captioned Vince, on behalf of Bioventus Inc. v. Reali et. al., No. 1:24-cv-00639-CCE-JEP (M.D.N.C.). Like the Grogan case, the Vince case asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, contribution, and waste and generally alleges the same purported misconduct as alleged in the in the Ciarciello case. On November 11, 2024, the defendants filed a motion to transfer the Vince case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation. On January 14, 2025, the Court granted the motion and transferred the Vince case to the District of Delaware. On February 14, 2025, the plaintiff requested voluntary dismissal of the Vince case without prejudice and the Court granted the request that same day.
On February 20, 2025, plaintiff Vince refiled a derivative complaint against certain of Bioventus’ current and former officers and directors, (in which the Company is a nominal defendant), in the Delaware Chancery Court, captioned Vince, on behalf of Bioventus Inc. v. Reali et al., No. 2025-0192-LWW (Del. Ch.). Like the prior complaint, which he voluntarily dismissed, Vince asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On March 24, 2025, the defendants filed a motion to dismiss the complaint, or in the alternative, to stay the case.
On February 26, 2025, another plaintiff filed a derivative complaint against certain of Bioventus’s current and former officers and directors, (in which the Company is a nominal defendant), in the Delaware Court of Chancery, captioned Bouchereau, on behalf of Bioventus Inc. v. Reali et al., No. 2025-0214-BWD (Del. Ch.). The complaint is nearly identical to the Vince complaint and asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. The Defendants have not yet been served.

On March 6, 2025, another plaintiff filed a derivative complaint against certain of Bioventus’s current and former officers and directors (in which the Company is a nominal defendant), in in the United States District Court for the Middle District of North Carolina, captioned Hyung v. Reali et al., No. 1:25-cv-00177-CCE-JEP (M.D.N.C.). Like the other derivative cases, the Hyung case asserts violations of Section 14(a) of the Exchange Act, contribution, breaches of fiduciary duties, aiding and abetting, gross mismanagement, waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 13, 2025, the defendants filed a motion to transfer the Hyung case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation, or in the alternative, to dismiss the case. On July 1, 2025, the Court granted the motion to transfer and transferred the Hyung case to the District of Delaware. The plaintiff subsequently filed a notice of appeal of that order to the United States Court of Appeals for the Fourth Circuit on July 16, 2025. On July 25, 2025, the plaintiff filed a joint stipulation to voluntarily dismiss the appeal. On July 8, 2025, the plaintiff filed an amended complaint in the District of Delaware, captioned Hyung v. Reali, et. al., No. 1:25-cv-00806-RGA (D. Del.). The defendants filed a motion to dismiss the Hyung case on October 10, 2025.The motion to dismiss has been fully briefed and the parties are currently awaiting the Court’s decision.
The Company believes the claims alleged in the above actions, including the pending derivative matters, lack merit and intends to defend itself vigorously. Except as described above, the outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.
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
As of February 27, 2026, we had approximately 243 holders of record of our Class A common stock. This amount does not take into account shareholders whose shares are held in “street name” by brokerage houses or other intermediaries. The closing price of our common stock on February 27, 2026 was $8.78. As of February 27, 2026, we had one holder of record of our Class B common stock.
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
The following performance graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns on the Nasdaq Composite Index and the S&P 500 Health Care Equipment Index for the period commencing on February 11, 2021 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2025 assuming an initial investment of $100. Nasdaq Composite Index and S&P 500 Health Care Equipment Index will not be deemed incorporated by reference into any other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	2/11/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Bioventus Inc.	$100.00	$75.43	$13.59	$27.43	$54.66	$38.73
NASDAQ Composite	$100.00	$111.54	$74.62	$107.03	$137.68	$165.71
S&P 500 Health Care Equipment	$100.00	$113.11	$90.75	$97.83	$107.41	$115.17
Item 6.        [Reserved.]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1A. Risk Factors and our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K (“Annual Report”). In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under Part 1, Item 1A. Risk Factors and elsewhere in this Annual Report. A discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023 has been reported previously in our Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 11, 2025, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Executive Summary
We are a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically proven solutions. We operate our business through two reporting segments, U.S. and International, and our portfolio of products is comprised of five patient-focused areas, grouped into three businesses based on clinical use: (i) Pain Treatments & PRP (“Pain Treatments”), (ii) Surgical Solutions and (iii) Restorative Therapies.
•Pain Treatments, consisting of:
◦Knee Osteoarthritis (“KOA”): Our product portfolio includes a range of intra-articular, hyaluronic acid (“HA”) injections that help relieve patient discomfort and improve quality of life. In the U.S., we also distribute the XCELL Platelet-Rich Plasma (“PRP”) system, a technology that is synergistic with our existing physician call points, as many surgeons who use HA also use PRP.
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
The following table sets forth total net sales, net income (loss) and Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in thousands, except for income (loss) per share)	2025	2024
Net sales	$568,087	$573,280
Net income (loss)	$27,274	$(47,049)
Adjusted EBITDA(a)	$116,277	$108,882
Income (loss) per Class A common stock
Basic	$0.34	$(0.56)
Diluted	0.33	(0.56)
(a)See below under Results of Operations-Adjusted EBITDA for a reconciliation of net income (loss) to Adjusted EBITDA.

Significant Developments
2025 Credit Agreement
On July 31, 2025, we entered into a Credit Agreement (the “2025 Credit Agreement”) that provides for a $300.0 million term loan facility (the “2025 Term Loan”) and a $100.0 million revolving credit facility (the “2025 Revolver”). Proceeds from the 2025 Term Loan, borrowings of $30.0 million under the 2025 Revolver, and $2.6 million of available cash were used to fully repay the outstanding balance under the 2019 Credit and Guaranty Agreement, as amended, which totaled $332.6 million at the time of repayment. We recorded a $0.3 million loss on extinguishment and incurred $0.8 million in third-party costs as a result of these refinancing transactions.
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
TalisMann combines our patented electric field conduction technology with an integrated pulse generator to potentially reach deeper, larger nerves. This combination is designed to provide long-term relief from chronic nerve pain for patients, potentially increasing the number of patients who respond to neuromodulation therapy. From a physician's perspective, the increase in power allows for easier lead placement and potentially broadens addressable nerves. StimTrial provides physicians the ability to evaluate patient response to PNS therapy, which we expect will facilitate physician adoption and payer reimbursement where trial assessments are required. We began a limited commercial release of both TalisMann and StimTrial in select U.S. markets during the third quarter of 2025. The broader market launch of these products commenced in early 2026.
Advanced Rehabilitation Business
On December 31, 2024, we completed the sale of certain products within our Advanced Rehabilitation Business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (collectively, the “Advanced Rehabilitation Business”). This divestiture reflects our strategic decision to focus on core business areas and streamline operations. The Advanced Rehabilitation Business was considered non-core and required additional research and development investment to achieve its next stage of growth. We received $24.7 million of cash proceeds at closing, net of transactional fees, which were subject to a post-closing adjustment for net working capital. We paid $0.7 million in the second quarter of 2025 to settle the adjustment for net working capital. The net proceeds were used to pay $20.0 million in long-term debt obligations on December 31, 2024. We may also receive an aggregate of $20.0 million in potential earn-out payments based on the achievement of certain revenue and financial performance thresholds related to the Advanced Rehabilitation Business during the fiscal years ending December 31, 2025 and 2026. The revenue and specified financial performance criteria for the fiscal year ended December 31, 2025 were not achieved.
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
Restructuring Costs
We have restructured portions of our operations and future restructuring activities are possible. Identifying and calculating the cost to exit operations requires certain assumptions, the most significant of which are anticipated future liabilities. Although our estimates have been reasonably accurate in the past, significant judgment is required, and these estimates and assumptions may change as additional information becomes available and facts or circumstances change. Restructuring costs are recorded at estimated fair value. Key assumptions in determining the restructuring costs include negotiated terms and payments to terminate contractual obligations. In 2025, restructuring costs primarily related to severance costs associated with the elimination of several positions in order to optimize our organizational structure.

Depreciation and Amortization
Depreciation expense primarily consists of depreciation of computer equipment and software as well as demonstration and consignment inventory, leasehold improvements, furniture, fixtures, machinery and equipment. Amortization expense primarily consists of amortization expense related to customer relationships and other intangible assets.
Interest Expense
Interest expense primarily consists of interest on our indebtedness, which currently consists of our term loan and revolving credit facility, which was incurred pursuant to the 2025 Credit Agreement. We have entered into interest rate swaps to limit our exposure to changes in the variable interest rate on our 2025 Term Loan. Interest expense includes any fair value gain or losses on these swaps.
Other Expense
Other expense primarily consists of foreign currency transaction and remeasurement gains and losses on transactions denominated in currencies other than our functional currency. Our foreign currency transaction and remeasurement gains and losses are primarily related to cash, liabilities and intercompany receivables and payables denominated in foreign currency. Other expense may also include certain nonrecurring items.
Income Tax Expense
The Company’s subsidiary, Bioventus LLC (“BV LLC”), is a partnership for U.S. federal tax purposes. Accordingly, the members include the profits and losses of BV LLC in their income tax returns. Certain wholly-owned subsidiaries of BV LLC are taxable entities for U.S. or foreign tax purposes and file tax returns in their local jurisdictions. Bioventus Inc. is subject to U.S. federal, state and local income taxes at the prevailing corporate tax rates with respect to our taxable income. In addition to tax expenses, we are obligated to make payments under the tax receivable agreement (“TRA”), which could be significant. The TRA obligates us to pay to Smith & Nephew, Inc. (“Continuing LLC Owner”) 85% of the amount of any realized tax benefits (or in some circumstances are deemed to realize) resulting from (i) increases in the tax basis of assets of BV LLC as a result of (a) any future redemptions or exchanges of LLC Interests and (b) certain distributions (or deemed distributions) by BV LLC and (ii) certain other tax benefits arising from payments we make under the TRA. For more information, see Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Income Taxes for additional information.
Income tax expense includes U.S. federal, state and international income taxes, including certain taxes applicable to BV LLC. Certain income and expense items in income tax returns are not reported in the same year as financial statements. We report the income tax effects of these differences as deferred income taxes. Valuation allowances recognized reduce the related deferred tax assets to an amount which are more likely than not to be realized. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
Non-GAAP Financial Measures - Adjusted EBITDA
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator that management uses to measure operating performance and for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net income (loss) before depreciation and amortization, provision of income taxes and interest expense, net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include acquisition and divestiture related costs, certain shareholder litigation costs, impairment of assets, restructuring costs, equity-based compensation expense, debt refinancing, loss on extinguishment of debt, and other items. Adjusted EBITDA by segment consists of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
Non-GAAP financial measures have limitations as an analytical tool and should not be considered in isolation or as a substitute for, or as superior to, the financial information prepared and presented in accordance with U.S. GAAP. These measures might exclude certain normal recurring expenses. Therefore, these measures might not provide a complete understanding of the Company's performance and should be reviewed in conjunction with the U.S. GAAP financial measures. Additionally, other companies might define their non-GAAP financial measures differently than we do. Investors are encouraged to review the reconciliation of the non-GAAP measure provided in this Annual Report on Form 10-K, including all tables referencing Adjusted EBITDA to its most directly comparable U.S. GAAP measure.

Results of Operations
The following table sets forth components of our consolidated statements of operations as a percentage of net sales for the periods presented:

	Years Ended December 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales (including depreciation and amortization)	31.7%	32.3%
Gross profit	68.3%	67.7%
Selling, general and administrative expense	55.3%	60.1%
Research and development expense	2.1%	2.4%
Restructuring costs	0.4%	—%
Change in fair value of contingent consideration	—%	0.2%
Depreciation and amortization	1.0%	1.3%
Impairment of assets	—%	6.3%
Loss on disposals	—%	0.1%
Operating income (loss)	9.5%	(2.7%)
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
(in thousands)	2025	2024
Net income (loss)	$27,274	$(47,049)
Interest expense, net	26,486	38,792
Income tax benefit, net	(1,565)	(5,293)
Depreciation and amortization(a)	47,011	49,555
Acquisition and related costs(b)	—	1,339
Shareholder litigation costs(c)	51	13,802
Restructuring costs(d)	2,235	(57)
Equity-based compensation(e)	12,673	13,274
Debt refinancing(f)	902	351
Loss on extinguishment(g)	326	—
Impairment of assets(h)	—	36,357
Loss on disposal of a business(i)	81	292
Other items(j)	803	7,519
Adjusted EBITDA	$116,277	$108,882
(a)Includes for the years ended December 31, 2025 and 2024, respectively, depreciation and amortization of $41.3 million and $41.9 million in cost of sales and $5.7 million and $7.7 million in operating expenses presented in the consolidated statements of operations and comprehensive income (loss).
(b)Includes acquisition and integration costs related to completed acquisitions and changes in fair value of contingent consideration.
(c)Costs incurred as a result of certain shareholder litigation unrelated to our ongoing operations.
(d)Restructuring costs in 2025 primarily related to severance associated with the elimination of several positions and the consolidation of certain administrative functions and roles. Costs incurred during 2024 reflect a reversal of expenses associated with employee transitions resulting from the sale of the Advanced Rehabilitation Business and certain contract terminations.
(e)Includes compensation expense resulting from awards granted under our equity-based compensation plans.
(f)Debt refinancing in 2025 related to certain third-party fees associated with our 2025 Credit Agreement. Activity in 2024 is attributable to advisory fees and debt amendment related costs related to our 2019 Credit and Guaranty Agreement, as amended.
(g)Losses recognized in connection with the refinancing of long-term debt.

(h)Includes a non-cash impairment charge of $33.9 million for intangible assets solely attributable to our Advanced Rehabilitation Business, driven by the decision to divest and a $2.5 million non-cash impairment charge for right-of-use assets associated with exited office and warehouse spaces.
(i)Represents the loss on the disposal of the Advanced Rehabilitation Business.
(j)Other items during the year ended December 31, 2025 primarily consisted of $0.5 million of expenses related to the divestiture of the Advanced Rehabilitation Business, which was completed on December 31, 2024.
Other items during the year ended December 31, 2024 primarily consisted of $4.7 million, net of transactional fees, of expenses related to the divestiture of the Advanced Rehabilitation Business and transformative project costs of $1.7 million.
Net Sales

	Years Ended December 31,		Change
(in thousands, except for percentage)	2025	2024	$	%
U.S.
Pain Treatments	$248,237	$234,936	$13,301	5.7%
Surgical Solutions	180,442	167,706	12,736	7.6%
Restorative Therapies	73,418	104,167	(30,749)	(29.5%)
Total U.S. net sales	502,097	506,809	(4,712)	(0.9%)

International
Pain Treatments	30,823	26,353	4,470	17.0%
Surgical Solutions	23,211	21,549	1,662	7.7%
Restorative Therapies	11,956	18,569	(6,613)	(35.6%)
Total International net sales	65,990	66,471	(481)	(0.7%)

Total net sales	$568,087	$573,280	$(5,193)	(0.9%)
U.S.
Net sales decreased $4.7 million, or 0.9%, compared to the prior year. Net sales from Pain Treatments increased $13.3 million, driven by volume growth in Durolane. Net sales from Surgical Solutions increased $12.7 million due to volume growth in BGS and Ultrasonics. The $30.7 million decrease in net sales from Restorative Therapies was driven by the divestiture of the Advanced Rehabilitation Business, which contributed $38.2 million in net sales during the prior year. This decrease was partially offset by a $6.5 million increase in our net sales for our EXOGEN Bone Stimulation System.
International
Net sales decreased $0.5 million, or 0.7%, primarily due to the divestiture of the Advanced Rehabilitation Business, which contributed $7.3 million in net sales during the prior year. This decrease was mostly offset by volume growth in Pain Treatments for Durolane and in Surgical Solutions for Ultrasonics.
Gross Profit and Gross Margin

	Years Ended December 31,		Change
(in thousands, except for percentage)	2025	2024	$	%
U.S.	$350,004	$348,953	$1,051	0.3%
International	38,153	39,273	(1,120)	(2.9%)
Total	$388,157	$388,226	$(69)	—%

	Years Ended December 31,
	2025	2024	Change
U.S.	69.7%	68.9%	0.8%
International	57.8%	59.1%	(1.3%)
Total	68.3%	67.7%	0.6%

U.S.
Gross profit increased $1.1 million, or 0.3%, compared to the prior year, primarily driven by volume growth in Durolane, BGS and our EXOGEN Bone Stimulation System. This increase was partially offset by a $21.3 million reduction resulting from the divestiture of the Advanced Rehabilitation Business. Gross margin increased 0.8% in comparison to the prior year. This improvement was driven by a favorable product mix within BGS as well as enhanced collections associated with our EXOGEN Bone Stimulation System. These gains were partially offset by freight and tariff costs, as well as shifts in channel mix.
International
Gross profit decreased $1.1 million, or 2.9%, due to a $4.0 million reduction resulting from the divestiture of the Advanced Rehabilitation Business. This reduction was partially offset by growth from Durolane and the EXOGEN Bone Stimulation System. Gross margin decreased 1.3% due to product and country mix.
Selling, General and Administrative Expense

	Years Ended December 31,		Change
(in thousands, except for percentage)	2025	2024	$	%
Selling, general and administrative expense	$314,026	$343,798	$(29,772)	(8.7%)
Selling, general and administrative expenses decreased by $29.8 million, or 8.7%, primarily due to: (i) a $14.5 million decrease in compensation-related costs, partially attributable to the sale of the Advanced Rehabilitation Business; (ii) a $13.8 million reduction in shareholder litigation costs settled during 2024; and (iii) a $2.3 million decrease in administrative related expenses.
Research and Development Expense

	Years Ended December 31,		Change
(in thousands, except for percentage)	2025	2024	$	%
Research and development expense	$12,113	$13,951	$(1,838)	(13.2%)
Research and development expense decreased $1.8 million, or 13.2%, primarily due to: (i) a $1.6 million reduction in consulting expenses resulting from the completion of certain projects; and (ii) a $0.7 million decrease in compensation related costs. These decreases were partially offset by a $0.3 million increase in stock-based compensation.
Restructuring Costs

	Years Ended December 31,		Change
(in thousands, except for percentage)	2025	2024	$	%
Restructuring costs NM - Not Meaningful	$2,235	$(52)	$2,287	NM
Restructuring costs in 2025 primarily related to severance costs associated with the elimination of several positions in order to optimize our organizational structure. In 2024, there were expense reversals related to employee transition agreements associated with the sale of the Advanced Rehabilitation Business.
Change in Fair Value of Contingent Consideration

	Years Ended December 31,		Change
(in thousands, except for percentage)	2025	2024	$	%
Change in fair value of contingent consideration	$—	$1,423	$(1,423)	(100.0%)
Activity from the change in fair value of contingent consideration relates to the acquisition of Bioness in 2021. Certain milestones were achieved during the fourth quarter of 2024, and as a result, we ceased revaluing the contingent consideration liability in 2025. We made contingent consideration payments totaling $19.8 million during 2025, which fully settled the Bioness contingent consideration liability.
Depreciation and Amortization

	Years Ended December 31,		Change
(in thousands, except for percentage)	2025	2024	$	%
Depreciation and amortization	$5,727	$7,652	$(1,925)	(25.2%)
Depreciation and amortization decreased during the year ended December 31, 2025 compared with the prior year primarily due to certain information technology assets being fully depreciated in 2025.

Impairment of Assets
In 2024, we evaluated the Advanced Rehabilitation Business for impairment following our decision to divest. Based on this evaluation, we recorded a $33.9 million impairment to reduce intangible assets to fair value less costs to sell, using the consideration agreed upon with the purchaser. Additionally, we recognized $2.5 million of impairment losses during the year ended December 31, 2024 for two right-of-use assets—office and warehouse spaces—that the Company exited during the year.
Loss on Disposals
The loss on disposals during the years ended December 31, 2025 and 2024 related to the sale of the Advanced Rehabilitation Business.
Other Expense (Income)

	Years Ended December 31,		Change
(in thousands, except for percentage)	2025	2024	$	%
Interest expense, net	$26,486	$38,792	$(12,306)	(31.7%)
Loss on extinguishment	$326	$—	$326	NM
Other expense (income)	$1,454	$(1,645)	$3,099	(188.4%)
Interest expense, net decreased during the year ended December 31, 2025 compared to the prior year. This decrease was due to lower debt outstanding and a reduction in interest rates and applicable margins. Loss on extinguishment of debt recognized during the year ended December 31, 2025 was directly related to the refinancing of our debt obligations.
Other expense, net during 2025 was driven primarily by foreign currency losses. Other income, net during 2024 primarily reflected foreign currency gains, inclusive of a $1.0 million gain related to the recognition of previously unrealized gains and losses on the assets and liabilities of the Advanced Rehabilitation Business.
Income Tax Benefit, Net

	Years Ended December 31,		Change
(in thousands, except for percentage)	2025	2024	$	%
Income tax benefit, net	$(1,565)	$(5,293)	$3,728	(70.4)%
Effective tax rate	6.1%	10.1%		(4.0%)
The effective tax rate of 6.1% for the year ended December 31, 2025 was attributable to the release of reserves for uncertain tax positions and a positive change in the valuation allowance on deferred tax assets due to the utilization of net operating loss carryforwards. The effective rate was 10.1% for the year ended December 31, 2024 due to the recognition of deferred tax benefits from recorded impairments.
Noncontrolling Interest
Subsequent to the IPO and related transactions, we became the sole managing member of BV LLC, holding ownership interests of 81.0% and 80.6% as of December 31, 2025 and 2024, respectively. We consolidate BV LLC’s financial statements as we have both a majority economic interest and sole voting control over BV LLC. The portion of BV LLC not owned by us—19.0% as of December 31, 2025—is reflected as a noncontrolling interest, representing the share of BV LLC owned by the Continuing LLC Owner. Period-over-period changes in noncontrolling interest reflect the allocation of net income or loss attributable to the Continuing LLC Owner.
Segment Adjusted EBITDA
Adjusted EBITDA for each of our reportable segments is as follows:

	Years Ended December 31,		Change
(in thousands, except for percentage)	2025	2024	$	%
U.S.	$100,967	$95,421	$5,546	5.8%
International	$15,310	$13,461	$1,849	13.7%

U.S.
Adjusted EBITDA increased $5.5 million, or 5.8%, compared to the prior year period, reflecting lower operating expenses, including: (i) a $5.1 million reduction in selling, general and administrative expenses, most of which was attributable to the divestiture of the Advanced Rehabilitation Business and the corresponding decrease in compensation-related costs; and (ii) a $1.9 million decrease in research and development expenses due to lower consulting costs as certain research and development projects were completed. These improvements were partially offset by a $1.9 million increase in other expense driven by unfavorable movements in foreign currency.
International
Adjusted EBITDA increased $1.8 million or 13.7%, compared to the prior year period. The increase was primarily driven by lower selling, general and administrative expenses, partially offset by lower gross profit primarily resulting from the divestiture of the Advanced Rehabilitation Business.
Liquidity and Capital Resources
Sources of Liquidity
Our principal liquidity needs have historically been for acquisitions, working capital, research and development, clinical trials, and capital expenditures. We expect these needs to continue as we develop and market new products and further expand into international markets.
On December 31, 2024, we closed the sale of the Advanced Rehabilitation Business, which was considered non-core and required additional research and development expenditures to achieve its next stage of growth. We received cash proceeds of $24.7 million at closing, net of transactional fees, which were subject to a post-closing adjustment for net working capital. We paid $0.7 million in the second quarter of 2025 to settle the adjustment for net working capital. Net proceeds from the transaction were used to pay $20.0 million in long-term debt obligations on December 31, 2024. We may also receive up to an additional $20.0 million in contingent earn-out payments, based on the achievement of certain revenue and financial performance thresholds related to the Advanced Rehabilitation Business during the fiscal years ending December 31, 2025 and 2026. The revenue and specified financial performance criteria for the fiscal year ended December 31, 2025 were not achieved.
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
As of December 31, 2025, we had $97.8 million available on the 2025 Revolver, net of $2.2 million in outstanding LOCs. This availability, combined with our existing cash balances and expected cash flows from operations, provides us with sufficient liquidity to meet our near-term obligations and support ongoing operations for the next twelve months.
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
Future Cash Requirements
The following table summarizes certain estimated future cash requirements under our various contractual obligations committed to as of December 31, 2025 in total and disaggregated into current and long-term obligations.

(in thousands)	Current	Long-Term	Total
Long-term debt(a)	$15,000	$281,250	$296,250
Interest payments on long-term debt obligations(a)	20,242	65,330	85,572
Lease liabilities(b)	5,222	15,811	21,033
Purchase commitments(c)	23,763	25,000	48,763
	$64,227	$387,391	$451,618
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
(c)Amounts that are contractually committed to as of December 31, 2025 related to multi-year exclusive supply agreements. Generally, our purchase obligations under these supply agreements are based on forecasted requirements, subject in some cases to an annual contractual minimum.
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
The 2025 Credit Agreement also contains financial covenants including a maximum consolidated total net leverage ratio of 4.00 to 1.00 for the quarter ending September 30, 2025 through the quarter ending December 31, 2025, and starting with the fiscal quarter ending March 31, 2026 and for each fiscal quarter thereafter, a maximum consolidated total net leverage ratio of 3.50 to 1.00. We may elect to increase such ratio level by 0.50 to 1.00 following certain permitted acquisitions. A minimum interest coverage ratio of 2.50 to 1.00 must also be maintained. The 2025 Revolver also includes standard provisions related to conditions of borrowing and customary events of default. We were in compliance with the financial covenants under the 2025 Credit Agreement as of December 31, 2025, and expect to remain in compliance for the next twelve months. We do not expect any of these covenants or restrictions to affect or limit our ability to conduct business in the ordinary course.
As of December 31, 2025, we had $294.0 million outstanding under the 2025 Term Loan, net of original issue discount and deferred financing costs, and no outstanding borrowings under the 2025 Revolver.
Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 5. Financial Instruments for further details on the Company’s indebtedness.
Information Regarding Cash Flows
Cash and cash equivalents as of December 31, 2025 totaled $51.2 million, compared to $41.6 million as of December 31, 2024. As of December 31, 2025, $41.3 million and $9.9 million of our cash and cash equivalents was held within the U.S. and International segments, respectively. The change in cash was primarily due to the following:

	Years Ended December 31,		Change
(in thousands, except for percentage)	2025	2024	$	%
Net cash from operating activities	$74,673	$38,795	$35,878	92.5%
Net cash from investing activities	(3,248)	22,963	(26,211)	(114.1%)
Net cash from financing activities	(62,140)	(54,580)	(7,560)	13.9%
Effect of exchange rate changes on cash	371	(2,560)	2,931	(114.5%)
Net change in cash and cash equivalents	$9,656	$4,618	$5,038	109.1%
Operating Activities
Net cash inflows from operating activities increased $35.9 million due to cash collections on net sales, lower interest payments due to favorable interest rates and reduced debt levels, and one-time charges in 2024 including the payment of certain shareholder litigation costs and expenses related to the divestiture of the Advanced Rehabilitation Business. These operating inflows were partially offset by higher rebate and compensation-related payments.
Investing Activities
Net cash flows from investing activities decreased $26.2 million for the year ended December 31, 2025 compared to the prior year. Investing cash flows for 2025 primarily consisted of $2.6 million in capital expenditures, largely related to information technology investments, and a $0.7 million working capital settlement associated with the sale of the Advanced Rehabilitation Business. Investing cash flows for 2024 consisted of $24.7 million in proceeds from the sale of the Advanced Rehabilitation Business and $1.7 million in capital expenditures and the purchase of distribution rights.
Financing Activities
Net cash outflows from financing activities increased $7.6 million for the year ended December 31, 2025 compared to the prior year. The increase in cash outflow was driven by a $19.8 million contingent consideration payment related to the acquisition of Bioness in 2021 and the receipt of $4.5 million of deferred consideration in 2024 associated with the prior‑year sale of the Wound Business. These cash flows were partially offset by the impact of revolving credit facility activity, as we made $15.0 million of payments on revolving credit facilities during 2024, whereas 2025 activity consisted of offsetting borrowings and repayments in 2025, resulting in no net change in financing cash flows for the year. Also contributing to the offset was $2.2 million in net cash inflows related to the refinancing of long‑term debt obligations, including proceeds from the 2025 Credit Agreement, principal payments, and associated financing costs.

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
We use historical experience and other assumptions as the basis for our judgments in making these estimates. Because future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Any changes in these estimates will be reflected in our consolidated financial statements as they occur. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 2. Significant Accounting Policies for a further description of our significant accounting policies. The critical accounting estimates discussed below represent the most significant judgments and assumptions we use to prepare our consolidated financial statements and are important to understanding and interpreting our reported results.
Revenue Recognition Estimates
Variable Consideration Estimates
We recognize revenue generally at a point in time upon transfer of control of the promised product to customers in an amount that reflects the consideration we expect to receive in exchange for those products. We exclude taxes collected from customers and remitted to governmental authorities from revenues.
Revenues are recorded at the transaction price, which is determined as the contracted price net of estimates of variable consideration resulting from discounts, rebates, returns, chargebacks, contractual allowances, estimated third-party payer settlements, and certain distribution and administration fees offered in customer contracts and other indirect customer contracts relating to the sale of products. We establish reserves for the estimated variable consideration based on the amounts earned or eligible to be claimed on the related sales. Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted for relevant factors such as our historical experience, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We regularly update our reserves as new information becomes available, including newly received payer or customer invoices, by incorporating this information into our reserves at the end of each reporting period, as needed.
At the end of the third quarter of 2025, a large private insurance payer informed us that it had made changes to its claims data management and billing systems and that, as a result, we may experience significantly larger rebate volumes for our HA viscosupplement products than we had previously experienced. Using the expected value method, we estimated the variable consideration related to this contract based on the range of possible outcomes and the probabilities of each outcome. Rebates accrued under this contract, including the estimated impact of the billing system changes, totaled $16.4 million at December 31, 2025 compared to $14.4 million at December 31, 2024.
Accounts Receivable Allowances for Credit Losses
We maintain allowances for credit losses to provide for receivables we do not expect to collect. We base the allowance on an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other information, as applicable.

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
Contingent Consideration
We recognize contingent consideration liabilities resulting from business combinations at estimated fair value on the acquisition date, and at each subsequent reporting period. Significant judgment is employed in determining the appropriateness of the estimates and assumptions as of the acquisition date and in post-acquisition periods. The Company initially values contingent consideration related to business combinations using a probability-weighted calculation of potential payment scenarios discounted at rates reflective of the risks associated with the expected future cash flows. Significant estimates and assumptions required for these valuations include the probability of achieving regulatory approval under specified time frames, product sales projections under various scenarios and discount rates used to calculate the present value of the estimated payments. After the initial valuation, the Company will use its best estimate to measure contingent consideration at each subsequent reporting period. Gains and losses are recorded in selling, general and administrative expenses within the consolidated statements of operations and comprehensive income (loss).
Impairment of Goodwill and Indefinite-Lived Intangible Assets
We evaluate goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We analyze all other indefinite-lived intangible assets qualitatively to determine if it is more likely than not that an impairment exists. If we meet the qualitative criteria, we perform a quantitative analysis to determine if an impairment exists. Our reporting units are U.S. and International and we analyze each reporting unit separately in our impairment evaluations.

In 2025, we elected to perform a qualitative goodwill assessment to determine whether it is more likely than not that the carrying amount of any reporting unit exceeded its fair value. This qualitative assessment considered the totality of relevant financial and entity specific factors, and consisted of: (i) comparing the most recent fair value assessment performed in 2024 to the 2025 carrying value; (ii) comparing estimated long-term growth projections and future forecasts completed by third-party specialists in 2024 to updated 2025 projections prepared by management; and (iii) determining whether any events or circumstances occurred since the last quantitative analysis performed in 2024 that would have been likely to effect the fair value of the reporting unit. Based on the qualitative assessment, we concluded that it is not more likely than not that the fair value of any reporting unit is below its carrying value. Accordingly, a quantitative goodwill impairment test was not required.
Our impairment process in 2024 included applying a quantitative impairment analysis to the fair value of the reporting unit and comparing it to its carrying value. We used independent third-party valuation specialists and year-to-date October data to assist management in performing the 2024 annual impairment evaluation. We determined the fair value of U.S. and International reporting units based primarily on an income approach, which incorporated the use of a discounted free cash flow analysis. The discounted free cash flow analysis was based on significant judgments, including the current operating budgets, estimated long-term growth projections and future forecasts for each reporting unit. We discounted future cash flows based on a market comparable weighted average cost of capital rate for each reporting unit. The discount rates used in the discounted free cash flow analyses reflected the risks inherent in the expected future cash flows generated by the respective intangible assets. Market risk, industry risk and a small company premium had impact on the discount rate. The value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and represents the price we estimated we would have received in a sale of the reporting unit in an orderly transaction between market participants at the measurement date. Significant judgments inherent in this analysis included estimating the amount and timing of future cash flows and the selection of appropriate discount rates, royalty rates and long-term growth rate assumptions. Changes in estimates and assumptions could materially affect the determination of fair value for each reporting unit and could result in an impairment charge, which could be material to our financial position and results of operations.
There were no goodwill impairment charges for the years ended December 31, 2025, 2024 or 2023. Refer to Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 3. Balance Sheet Information for further discussion regarding goodwill.
Equity-Based Compensation
Equity-based compensation expense generated from the granting of restricted stock units represents the fair value of the stock measured at the market price on the date of grant. Restricted stock equity-based compensation expense is recognized over the vesting period.
We use the Monte Carlo simulation model to determine equity-based compensation expense generated from the granting of performance restricted stock units. This model estimates total shareholder return for our Class A common stock relative to a peer group consisting of companies included in the Russell 2000 Medical Equipment Index, along with additional selected companies.
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
We will continue to qualify as an emerging growth company until the earliest of:
•December 31, 2026 (the last day of our fiscal year following the fifth anniversary of the date of our IPO);
•The last day of our fiscal year in which we have annual gross revenues of $1.235 billion or more;
•The date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt;
•The date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we (1) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our second fiscal quarter, (2) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, (3) have filed at least one annual report pursuant to the Exchange Act, and (4) are not eligible to use the requirements for smaller reporting companies as defined in Rule 12b-2 under the Exchange Act (annual revenue less than $100 million and either no public float or a public float of less than $700 million).
On June 28, 2025, we determined that we no longer qualify as a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. Accordingly, we will not be able to avail ourselves of certain exemptions and relief from various reporting requirements available to smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2026. We will continue to be required to comply with the “accelerated filer” disclosure obligations, subject to certain exemptions and relief from various reporting requirements that are applicable to emerging growth companies.
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

Interest Rate Risk
Our cash and cash equivalents balance as of December 31, 2025 consisted of demand deposits and institutional money market funds held in U.S. and foreign banks. Cash equivalents consist of highly liquid investment securities with original maturities on the date of purchase of three months or less and can be exchanged for a known amount of cash. We are exposed to the market risk related to fluctuations in interest rates and market prices for our cash equivalents. We are also exposed to interest rate risk in connection with borrowings under our 2025 Credit Agreement, which bear interest at a floating rate based on three-month SOFR plus an applicable borrowing margin. As of December 31, 2025, a 1.0% increase in interest rate would result in a $12.0 million increase in total interest payable over the remaining life of the 2025 Term Loan, exclusive of any interest rate swap impact. For variable rate debt, interest rate changes generally do not affect the fair value of the 2025 Credit Agreement, but impact future earnings and cash flows, assuming other factors are constant. In the ordinary course of business, we may enter into contractual arrangements to reduce our exposure to interest rate risks, subject to any applicable limitations in our financing arrangements.
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

Item 8.        Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bioventus Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Bioventus Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Raleigh, North Carolina
March 5, 2026

Bioventus Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended December 31, 2025, 2024 and 2023
(Amounts in thousands, except share amounts)

	2025	2024	2023
Net sales	$568,087	$573,280	$512,345
Cost of sales (including depreciation and amortization of $41,251, $41,882 and $48,503, respectively)	179,930	185,054	184,152
Gross profit	388,157	388,226	328,193
Selling, general and administrative expense	314,026	343,798	303,879
Research and development expense	12,113	13,951	13,446
Restructuring costs	2,235	(52)	840
Change in fair value of contingent consideration	—	1,423	719
Depreciation and amortization	5,727	7,652	8,842
Impairment of assets	—	36,357	78,615
Loss on disposals	81	292	3,577
Operating income (loss)	53,975	(15,195)	(81,725)
Interest expense, net	26,486	38,792	40,676
Loss on extinguishment	326	—	—
Other expense (income)	1,454	(1,645)	(1,290)
Other expense	28,266	37,147	39,386
Income (loss) before income taxes	25,709	(52,342)	(121,111)
Income tax (benefit) expense, net	(1,565)	(5,293)	85
Net income (loss) from continuing operations	27,274	(47,049)	(121,196)
Loss from discontinued operations, net of tax	—	—	(74,429)
Net income (loss)	27,274	(47,049)	(195,625)
(Income) loss attributable to noncontrolling interest - continuing operations	(4,542)	10,924	24,458
Loss attributable to noncontrolling interest - discontinued operations	—	—	14,937
Net income (loss) attributable to Bioventus Inc.	$22,732	$(36,125)	$(156,230)

Net income (loss)	$27,274	$(47,049)	$(195,625)
Other comprehensive income (loss), net of tax
Change in prior service cost and unrecognized gain (loss) for defined benefit plan adjustment	21	13	(8)
Change in foreign currency translation adjustments	1,806	(4,194)	1,140
Change in the fair value of cash flow hedges	(991)	—	—
Comprehensive income (loss)	28,110	(51,230)	(194,493)
Comprehensive (income) loss attributable to noncontrolling interest - continuing operations	(4,705)	11,738	24,230
Comprehensive loss attributable to noncontrolling interest - discontinued operations	—	—	14,937
Comprehensive income (loss) attributable to Bioventus Inc.	$23,405	$(39,492)	$(155,326)

Income (loss) per share of Class A common stock from:
Continuing operations—basic	$0.34	$(0.56)	$(1.54)
Discontinued operations—basic	—	—	(0.95)
Basic income (loss) per Class A common stock	$0.34	$(0.56)	$(2.49)

Continuing operations—diluted	$0.33	$(0.56)	$(1.54)
Discontinued operations—diluted	—	—	(0.95)
Diluted income (loss) per Class A common stock	$0.33	$(0.56)	$(2.49)

Weighted-average shares of Class A common stock outstanding:
Basic	66,622,631	64,547,474	62,647,554
Diluted	68,914,895	64,547,474	62,647,554
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Balance Sheets as of December 31, 2025 and 2024
(Amounts in thousands, except share amounts)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$51,238	$41,582
Accounts receivable, net	128,303	127,393
Inventory	82,236	92,475
Prepaid and other current assets	11,065	14,160
Total current assets	272,842	275,610

Property and equipment, net	21,899	27,012
Goodwill	7,462	7,462
Intangible assets, net	368,419	404,729
Operating lease assets	5,122	6,506
Deferred tax assets	5,522	4,745
Investment and other assets	2,293	1,892
Total assets	$683,559	$727,956

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,928	$23,690
Accrued liabilities	130,242	135,879
Current portion of long-term debt	15,000	27,339
Current portion of contingent consideration	—	19,573
Other current liabilities	4,210	3,917
Total current liabilities	160,380	210,398

Long-term debt, less current portion	278,951	308,288
Deferred income tax liabilities	433	564
Other long-term liabilities	15,348	23,102
Total liabilities	455,112	542,352

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of December 31, 2025 and December 31, 2024, 67,097,716 and 65,758,341 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	67	66
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of December 31, 2025 and December 31, 2024	16	16
Additional paid-in capital	520,851	508,092
Accumulated deficit	(334,929)	(357,661)
Accumulated other comprehensive loss	(1,900)	(2,573)
Total stockholders’ equity attributable to Bioventus Inc.	184,105	147,940
Noncontrolling interest	44,342	37,664
Total stockholders’ equity	228,447	185,604
Total liabilities and stockholders’ equity	$683,559	$727,956
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2025, 2024 and 2023
(Amounts in thousands, except share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
December 31, 2022	62,063,014	$62	15,786,737	$16	$490,576	$(110)	$(165,306)	$86,984	$412,222
Issuance of Class A common stock for equity plans	1,204,422	1	—	—	777	—	—	—	778
Net loss	—	—	—	—	—	—	(156,230)	(39,395)	(195,625)
Equity-based compensation	—	—	—	—	2,388	—	—	334	2,722
Change in noncontrolling interest allocation	—	—	—	—	513	—	—	(513)	—
Distributions to members	—	—	—	—	—	—	—	(111)	(111)
Other comprehensive income	—	—	—	—	—	904	—	228	1,132
December 31, 2023	63,267,436	$63	15,786,737	$16	$494,254	$794	$(321,536)	$47,527	$221,118
Issuance of Class A common stock for equity plans	2,490,905	3	—	—	2,439	—	—	—	2,442
Net loss	—	—	—	—	—	—	(36,125)	(10,924)	(47,049)
Change in noncontrolling interest allocation	—	—	—	—	495	—	—	(495)	—
Equity-based compensation	—	—	—	—	10,904	—	—	2,370	13,274
Other comprehensive loss	—	—	—	—	—	(3,367)	—	(814)	(4,181)
December 31, 2024	65,758,341	$66	15,786,737	$16	$508,092	$(2,573)	$(357,661)	$37,664	$185,604
Issuance of Class A common stock for equity plans	1,339,375	1	—	—	2,073	—	—	—	2,074
Tax withholdings on equity-based compensation awards	—	—	—	—	(9)	—	—	—	(9)
Net income	—	—	—	—	—	—	22,732	4,542	27,274
Change in noncontrolling interest allocations	—	—	—	—	72	—	—	(72)	—
Equity-based compensation	—	—	—	—	10,623	—	—	2,050	12,673
Distributions to members	—	—	—	—	—	—	—	(5)	(5)
Cash flow hedging, net	—	—	—	—	—	(802)	—	(189)	(991)
Other comprehensive income	—	—	—	—	—	1,475	—	352	1,827
December 31, 2025	67,097,716	$67	15,786,737	$16	$520,851	$(1,900)	$(334,929)	$44,342	$228,447
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023
(Amounts in thousands)

	2025	2024	2023
Operating activities:
Net income (loss)	$27,274	$(47,049)	$(195,625)
Less: Loss from discontinued operations, net of tax	—	—	(74,429)
Income (loss) from continuing operations	27,274	(47,049)	(121,196)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	47,011	49,555	57,365
Provision (benefit) for expected credit losses	1,256	(434)	(1,103)
Equity-based compensation	12,673	13,274	2,722
Change in fair value of contingent consideration	—	1,423	719
Impairments of assets	—	36,357	78,615
Loss on extinguishment	326	—	—
Loss on disposals	81	292	3,577
Deferred income taxes	(909)	(5,394)	(2,377)
Unrealized (gain) loss on foreign currency fluctuations	(360)	(259)	665
Other, net	1,161	2,810	1,707
Changes in operating assets and liabilities:
Accounts receivable	(916)	(10,666)	10,055
Inventory	8,569	(16,435)	(5,991)
Accounts payable and accrued expenses	(19,814)	17,846	(5,275)
Other current and noncurrent assets and liabilities	(1,679)	(2,525)	(1,970)
Net cash from operating activities - continuing operations	74,673	38,795	17,513
Net cash from operating activities - discontinued operations	—	—	(2,169)
Net cash from operating activities	74,673	38,795	15,344
Investing activities:
(Settlement) proceeds from the sale of a business	(686)	24,678	34,675
Purchase of property and equipment	(2,562)	(1,006)	(7,362)
Investments and acquisition of distribution rights	—	(709)	—
Net cash from investing activities - continuing operations	(3,248)	22,963	27,313
Net cash from investing activities - discontinued operations	—	—	(11,506)
Net cash from investing activities	(3,248)	22,963	15,807
Financing activities:
Proceeds from issuance of Class A and B common stock	2,074	2,442	778
Tax withholdings on equity-based compensation	(9)	—	—
Receipt of deferred consideration	—	4,500	—
Payment of contingent consideration	(19,771)	—	—
Borrowing on revolver	45,000	—	64,000
Payment on revolver	(45,000)	(15,000)	(49,000)
Proceeds from the issuance of long-term debt, net of discount	31,907	—	—
Payments on the extinguishment of long-term debt	(65,765)	—	—
Debt financing costs	(697)	(1,180)	(3,661)
Payments on long-term debt	(9,052)	(44,584)	(38,264)
Other, net	(827)	(758)	(506)
Net cash from financing activities	(62,140)	(54,580)	(26,653)
Effect of exchange rate changes on cash	371	(2,560)	629
Net change in cash and cash equivalents	9,656	4,618	5,127
Cash and cash equivalents at the beginning of the period	41,582	36,964	31,837
Cash and cash equivalents at the end of the period	$51,238	$41,582	$36,964
Supplemental disclosure of noncash investing and financing activities
Accrued liabilities for distribution rights and member distributions	$—	$—	$709
Accounts payable for purchase of property, plant and equipment	$240	$42	$1,311
The accompanying notes are an integral part of these consolidated financial statements.

Bioventus Inc.
Notes to the Consolidated Financial Statements
(Amounts in thousands, except unit and share amounts)
1. Organization
The Company
Bioventus Inc. (together with its subsidiaries, the “Company”) was formed as a Delaware corporation for the purpose of facilitating an initial public offering (“IPO”) and other related transactions to carry on the business of Bioventus LLC and its subsidiaries (“BV LLC”). Bioventus Inc. functions as a holding company with no direct operations, material assets or liabilities other than the equity interest in BV LLC. BV LLC is a limited liability company formed under the laws of the state of Delaware on November 23, 2011 and operates as a partnership. BV LLC commenced operations in May 2012.
On February 16, 2021, the Company completed its IPO, which was conducted through what is commonly referred to as an umbrella partnership C Corporation (“UP-C”) structure. The Company has majority interest, sole voting interest, and controls the management of BV LLC. As a result, the Company consolidates the financial results of BV LLC and reports a noncontrolling interest representing the interest of BV LLC held by its continuing LLC owner.
The Company is a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically-proven solutions. The Company is headquartered in Durham, North Carolina and had approximately 930 employees at December 31, 2025.
Interim Periods
The Company reports quarterly interim periods on a 13-week basis within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Each quarter ends on the Saturday closest to calendar quarter-end, with the exception of the fourth quarter, which ends on December 31. The 13-week quarterly periods for fiscal year 2025 ended on March 29, June 28 and September 27. Comparable periods for 2024 ended on March 30, June 29 and September 28. The first and fourth quarters may vary in length depending on the calendar year.
Revision of Previously Issued Financial Statements for Correction of Immaterial Error
During the quarter ended March 29, 2025, the Company identified an error in its equity-based compensation expense, which is recorded in selling, general, and administrative expense and research and development expense for the fiscal year ended December 31, 2024 and related quarterly periods. The Company’s third-party administrator unintentionally changed the grant-date fair value of the restricted stock units granted on March 15, 2024. The change made by the third-party administrator occurred after the Company had performed its routine quarterly review over the accuracy and completeness of the fair value of new grants in its system. As a result, equity-based compensation expense was calculated in the system based on an incorrect value, causing an understatement of equity-based compensation expense as reflected in the below analysis. The Company identified the misstatement during its preparation and review of the definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders. The misstatement did not impact revenues or cash flows.
The annual financial statements affected by this error included the consolidated statements of operations and comprehensive income (loss), consolidated balance sheets and consolidated statements of changes in stockholders’ equity issued in the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2024. The quarterly statements impacted by the error included the consolidated condensed statements of operations and comprehensive income (loss), consolidated condensed balance sheets and consolidated condensed statement of changes in stockholders’ equity issued in the Company’s Quarterly Reports filed on Form 10-Q for the periods ended March 30, June 29 and September 28, 2024.
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

The Company revised the following amounts in the consolidated statements of operations and comprehensive income (loss), the consolidated balance sheets and the consolidated statements of changes in stockholders’ equity, as applicable, originally reported in the Form 10-K for the annual period ended December 31, 2024, in this Annual Report on Form 10-K for the year ended December 31, 2025:

Consolidated Statements of Operations and Comprehensive Loss — Year Ended December 31, 2024	As Previously Reported	Adjustments	As Adjusted
Selling, general and administrative expense	$340,894	$2,904	$343,798
Research and development expense	13,639	312	13,951
Operating loss	(11,979)	(3,216)	(15,195)
Loss before income taxes	(49,126)	(3,216)	(52,342)
Net loss	(43,833)	(3,216)	(47,049)
Loss attributable to noncontrolling interest	10,291	633	10,924
Net loss attributable to Bioventus Inc.	(33,542)	(2,583)	(36,125)
Comprehensive loss	(48,014)	(3,216)	(51,230)
Comprehensive loss attributable to noncontrolling interest	11,105	633	11,738
Comprehensive loss attributable to Bioventus Inc.	(36,909)	(2,583)	(39,492)
Loss per share of Class A common stock - basic and diluted	$(0.52)	$(0.04)	$(0.56)

Consolidated Balance Sheets — December 31, 2024	As Previously Reported	Adjustments	As Adjusted
Additional paid in capital	$505,509	$2,583	$508,092
Accumulated deficit	(355,078)	(2,583)	(357,661)
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
Segment Reporting
The Company identifies a business as an operating segment if: (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance; and (iii) it has available discrete financial information. The Company’s CODM is its President and Chief Executive Officer. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment.
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

2. Significant Accounting Policies
Recently Issued Accounting Pronouncements Not Yet Adopted
In addition to qualifying both as a smaller reporting company and emerging growth company, the Company is an accelerated filer under SEC rules and regulations for purposes of this Annual Report.
In December 2025, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-11 (“ASU 2025-11”), Interim Reporting (Topic 270). The amendments in this update result in a comprehensive list of interim disclosures that are required by U.S. GAAP. The objective of ASU 2025-11 is to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle, which is modeled after previous disclosure requirements, is to help entities determine whether disclosures not specified in Topic 270 should be disclosed in interim reporting periods. The amendments in ASU 2025-11 also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. The FASB expects that these clarifications will enhance consistency in interim reporting for all entities. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating ASU 2025-11 to determine its impact on the Company’s consolidated financial statements and disclosures, as well as the method and timing of adoption.
In November 2025, the FASB issued Accounting Standards Update 2025-09 (“ASU 2025-09”), Derivatives and Hedging (Topic 815). The objective of ASU 2025-09 is to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments included in ASU 2025-09 intend to better reflect strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions by: (1) expanding the hedged risks permitted to be aggregated in a group of individual forecasted transaction, thereby enabling entities to apply hedge accounting to potentially broader portfolios of forecasted transactions; (2) establishing an operable model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable-rate debt instruments with contractual terms that permit the borrower to change the interest rate index and interest rate frequency upon which interest is accrued; (3) expanding hedge accounting for forecasted purchases and sales of nonfinancial assets; (4) updating the hedge accounting guidance to accommodate differences in the loan and swap markets that developed after the cessation of the London Interbank Offered Rate; and (5) eliminating the recognition and presentation mismatch related to a dual hedge strategy.
ASU 2025-09 will be effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of ASU 2025-09. The amendments under ASU 2025-09 must be adopted on a prospective basis for all hedging relationships. An entity may elect to adopt ASU 2025-09 for hedging relationships that exist as of the date of adoption and are permitted to modify certain critical terms of certain existing hedging relationships without dedesignating the hedge. The Company is currently evaluating ASU 2025-09 to determine its impact on the Company’s consolidated financial statements and disclosures.

In September 2025, the FASB issued Accounting Standards Update 2025-06 (“ASU 2025-06”), Intangibles—Goodwill and Other—Internal-Use Software. ASU 2025-06 eliminates prescriptive and sequential software development stages, thus requiring companies to capitalize software costs when both of the following occur: (1) management authorizes and commits to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform its intended function (referred to as the “probable-to-complete recognition method”). In evaluating the probable-to-complete recognition method, an entity must consider whether there is significant uncertainty associated with the development activities of the software (referred to as “significant development uncertainty”). The two factors to consider in determining whether there is significant development uncertainty are whether: (1) the software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing; and (2) the company has determined what it needs the software to do (for example, functions or features), including whether the company has identified or continues to substantially revise the software’s significant performance requirements. ASU 2025-06 specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall are required for all capitalized internal-use software costs, regardless of how the company presents those costs in the financial statements. Additionally, ASU 2025-06 clarifies that the intangibles disclosures are not required for capitalized internal-use software costs. Further, ASU 2025-06 supersedes the website development costs guidance and incorporates the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. ASU 2025-06 will be effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments under ASU 2025-06 may be adopted prospectively, retrospectively, or with modified transition adoption for certain in-process projects. The Company is currently evaluating ASU 2025-06 to determine its impact on the Company’s consolidated financial statements and disclosures, as well as the method and timing of adoption.
In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosures regarding income statement expense categories. The additional disclosures will further disaggregate relevant expense captions in tabular form within the notes to the consolidated financial statements because they include one or more expense categories such as: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. ASU 2024-03 also requires: (i) disclosure of certain amounts that are already required to be disclosed under current requirements in the same disclosure as the other disaggregation requirements; (ii) a qualitative description of the amount remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iii) disclosure of the total amount of selling expenses. In January 2025, the FASB issued Accounting Standards Update 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date, further defining that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within the annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update, or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating ASU 2024-03 to determine its impact on the Company’s disclosures and method of adoption and plans to adopt ASU 2024-03 in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2027. The Company expects that further disaggregation of income statement captions will be necessary, which will be disclosed in the notes to the consolidated financial statements upon the adoption of ASU 2024-03.
Accounting Pronouncements Recently Adopted
The Company adopted FASB’s Accounting Standards Update 2023-09, Income Taxes, for the annual period ended December 31, 2025 on a retrospective basis. Refer to Note 11. Income Taxes for further details regarding impact of adoption.

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
Effect of Foreign Currency
The assets and liabilities of foreign subsidiaries whose functional currency is the local currency are translated into U.S. Dollars at exchange rates in effect at the end of the reporting period. Equity accounts are translated at historical exchange rates. Revenues and expenses are translated at the exchange rate on the transaction date. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.
Foreign currency transaction gains and losses are included in other expense (income) in the consolidated statements of operations and other comprehensive income (loss). The Company recorded foreign currency transaction losses of $1,976 for the year ended December 31, 2025 and gains of $1,306 and $351 for the years ended December 31, 2024 and 2023, respectively.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss), which refers to gains and losses that are recorded under U.S. GAAP as an element of stockholders’ equity and is excluded from net income (loss). The Company’s other comprehensive income (loss) consists of a defined benefit plan adjustment, changes in fair value of interest rate swaps, and foreign currency translation adjustments from those subsidiaries not using the U.S. Dollar as their functional currency.

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with an original maturity of three months or less at date of purchase. The Company’s cash is primarily held in financial institutions in the United States and the Netherlands. The Company maintains cash balances in the United States in excess of the federally insured limits.
Fair Value
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
Refer to Note 6. Fair Value Measurements for further details regarding the Company’s assets and liabilities measured at fair value.
Revenue Recognition
Sale of Products
The Company derives revenue primarily from product sales in its (i) Pain Treatments portfolio, which includes osteoarthritic (“OA”) pain treatments, which are hyaluronic acid (“HA”), viscosupplementation therapies and peripheral nerve stimulation products, (ii) Surgical Solutions portfolio, which includes bone graft substitutes, tissue resection, ultrasonic bone cutting and sculpting systems and other surgical products, and (iii) Restorative Therapies portfolio, which includes minimally invasive fracture treatments. The Company sells directly to healthcare institutions, patients, distributors and dealers. The Company also enters into arrangements with pharmacy and health benefit managers that provide for privately negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s products.
The Company recognizes revenue generally at a point in time upon transfer of control of the promised product to customers in an amount that reflects the consideration it expects to receive in exchange for those products. The Company excludes taxes collected from customers and remitted to government authorities from revenues.
Revenues are recorded at the transaction price, which is determined as the contracted price net of estimates of variable consideration resulting from discounts, rebates, returns, chargebacks, contractual allowances, estimated third-party payer settlements, and certain distribution and administration fees offered in customer contracts and other indirect customer contracts relating to the sale of products. The Company establishes reserves for the estimated variable consideration based on the amounts earned or eligible to be claimed on the related sales. Where appropriate, these estimates take into consideration a range of possible outcomes, which are probability-weighted for relevant factors such as the Company’s historical experience, current contractual requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. The Company regularly updates its reserves as new information becomes available, including newly received payer or customer invoices, by incorporating this information into its reserves at the end of each reporting period, as needed.
At the end of the third quarter of 2025, a large private insurance payer informed the Company that it had made changes to its claims data management and billing systems and that, as a result, the Company could experience significantly larger rebate volumes for its HA viscosupplement products than the Company had previously experienced. Using the expected value method, the Company estimated the variable consideration related to this contract based on the range of possible outcomes and the probabilities of each outcome. Rebates accrued under this contract, including the estimated impact of the billing system changes, totaled $16,401 at December 31, 2025 compared to $14,449 at December 31, 2024.
Pain Treatments
Revenue from customers, such as healthcare providers, distribution centers or specialty pharmacies, is recognized at the point in time when control is transferred to the customer, typically upon shipment.

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
Surgical Solutions
Most of the Company’s product sales related to bone graft substitutes are through consignment inventory with hospitals, where ownership remains with the Company until the hospital or ambulatory surgical center (“ASC”) performs a surgery and consumes the consigned inventory. The Company recognizes revenue when the surgery has been performed. Control of the product is not transferred until the customer consumes it, as the Company is able to request the return or transfer of the product to a third-party prior to the product’s use. An unconditional obligation to pay for the product does not exist until the customer uses it.
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
The Company recognizes revenue from patients (self-pay and insured patients with coinsurance and deductible responsibilities) based on billed amounts giving effect to any discounts and implicit price concessions. Implicit price concessions represent differences between amounts billed and the amounts the Company expects to collect from patients, which considers historical collection experience and current market conditions. The Company recognizes revenue from other restorative therapies products generally at the point in time when control is transferred to the customer, either upon shipment or delivery, depending on the product.
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
Contract Assets
Contract assets consist of unbilled amounts resulting from estimated future royalties from an international distributor that exceeds the amount billed. Contract assets totaling $177 and $76 as of December 31, 2025 and 2024, respectively, are included in prepaid and other current assets on the consolidated balance sheets.
Contract Liabilities
Contract liabilities consist of customer advance payments or deposits and deferred revenue. Occasionally for certain international customers, the Company requires payments in advance of shipping product and recognizing revenue resulting in contract liabilities. Contract liabilities were $955 and $1,679 as of December 31, 2025 and 2024, respectively, and are included in accrued liabilities on the consolidated balance sheets.
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
Business Combinations
Accounting for acquisitions requires the Company to recognize separately from goodwill assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While best estimates and assumptions are used to accurately value assets acquired and liabilities assumed at the acquisition date, as well as contingent consideration where applicable, estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded within the consolidated statements of operations and comprehensive income (loss). Subsequent changes in the estimated fair value of contingent consideration are recognized in earnings in the period of change.

Long-Lived Assets
The carrying values of property, equipment, intangible assets, and other long-lived and indefinite-lived assets are reviewed for recoverability if facts, events or changes in circumstances indicate that a potential impairment might have occurred. If such a review indicates that carrying values may not be recoverable, the Company performs an assessment to determine if an impairment charge is required to reduce carrying values to estimated fair value. If quoted market prices are not available, fair value is estimated using an undiscounted value of estimated future cash flows. Upon retirement or sale of property and equipment, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in income from operations.
The Company recorded an impairment loss of $33,901 during the year ended December 31, 2024 within the U.S. reporting segment for net intellectual property attributable to the Advanced Rehabilitation Business, which includes products such as the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (BITS). This loss was recorded in impairment of assets within the consolidated statements of operations and comprehensive income (loss). Refer to Note 4. Divestitures for further information regarding the sale of advanced rehabilitation products and the impairment loss.
The Company recorded impairment losses of $2,456 for two right-of-use assets related to office and warehouse spaces during the year ended December 31, 2024. The Company ceased using these assets during 2024 and intended to sublease them. During the fourth quarter of 2024, the probability of subleasing declined due to market saturation and proximity to lease expiration. A recoverability analysis indicated that the carrying values exceeded undiscounted future cash flows on potential subleases, triggering impairment. Fair value was determined using market prices for similar assets and probability-based assumptions on sublease opportunities. The carrying values of the right-of-use assets exceeded their fair values, resulting in a loss recorded in the impairment of assets within the consolidated statements of operations and comprehensive income (loss).
The Company recorded an impairment loss of $78,615 during the year ended December 31, 2023 within the U.S. reporting segment related to net intellectual property attributable to the TheraSkin and TheraGenesis products, which were sold in May 2023. The loss was recorded in impairment of assets within the consolidated statements of operations and comprehensive income (loss). Refer to Note 4. Divestitures for further information regarding this impairment.
Except for the previously described impairments of intangibles, there were no other events, facts or circumstances for the years ended December 31, 2025, 2024 and 2023 that resulted in any impairment charges to the Company’s property, equipment, intangible or other long-lived assets.
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
Intangible Assets
Finite‑lived intangible assets were initially recorded at fair value upon acquisition and are amortized using the straight‑line method over their estimated weighted‑average useful lives. The useful lives (in years) are as follows:

Weighted Average Useful Life
Intellectual property	19.4
Distribution rights	9.3
Developed technology	9.7
Goodwill
The Company evaluates goodwill for impairment annually on October 31, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company evaluates Goodwill separately for its two reporting units: U.S. and International.

For the current year, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of the international reporting unit was less than its carrying amount. There was no goodwill balance in the U.S. reporting unit. This qualitative assessment considered all relevant macroeconomic, industry, financial, and entity‑specific factors in accordance with ASC 350. Specifically, the Company compared the results of its most recent fair value quantitative assessment from 2024 to the 2025 carrying values and concluded that the fair value significantly exceeded the carrying amount of the reporting unit. The Company also determined no events or circumstances occurred since the last quantitative analysis that would have been likely to cause a significant decrease in the fair value of the reporting unit. Further, the Company evaluated updated long-term growth projections, noting that no factors indicated a quantitative analysis should be performed. Accordingly, a quantitative goodwill impairment test was not deemed necessary in accordance with ASC 350.
In prior years, the Company elected to bypass the qualitative assessment and performed a quantitative goodwill impairment analysis. A reporting unit's fair value is determined using the income approach and discounted cash flow models by utilizing Level 3 inputs and assumptions such as future cash flows, discount rates, long-term growth rates, market value and income tax considerations. Specifically, the value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents the price estimated to be received in a sale of the reporting unit in an orderly transaction between market participants at the measurement date. If the fair value of the reporting unit is less than its carrying value, the Company will recognize the difference as an impairment loss, which is limited to the amount of goodwill allocated to the reporting units.
There were no goodwill impairment charges for the years ended December 31, 2025, 2024 and 2023.
The Company qualitatively analyzes all other indefinite-lived intangible assets to determine if it is more likely than not that an impairment exists. If so, the Company performs a quantitative analysis to determine whether, and to what extent, an impairment exists.
There were no impairment charges on indefinite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023.
Software Development Costs
The Company capitalizes internal and external costs incurred to develop internal-use software during the application development stage for software design, configuration, coding and testing upon placing the asset in service and then amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed three years. The Company does not capitalize costs that are precluded from capitalization in authoritative guidance, such as preliminary project phase costs, training costs or data conversion costs. Capitalized software costs totaled $34,163 and $37,621 as of December 31, 2025 and 2024 and the related accumulated amortization totaled $31,659 and $33,324, respectively. Amortization expense was $3,632, $5,578 and $6,694 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Certain suppliers provide the Company with product that results in a significant percentage of total sales for the years ended December 31 as follows:

	2025	2024	2023
Supplier A	36%	31%	27%
Supplier B	20%	18%	17%
Supplier C	7%	7%	8%
Supplier D	6%	7%	7%

Accounts payable to these significant suppliers at December 31 were as follows:

	2025	2024
Supplier A	$7,055	$8,876
Supplier B	$175	$948
Supplier C	$—	$1,077
Supplier D	$1,235	$2,911
Certain products provide the Company with a significant percentage of total sales for the years ended December 31 as follows:

	2025	2024	2023
Product A	36%	31%	27%
Product B	15%	13%	14%
Product C	20%	18%	17%
Product D	7%	7%	8%
Product E	6%	7%	7%
Restructuring Costs
The Company has restructured portions of its operations and may engage in future restructuring activities. Identifying and calculating the cost to exit these operations requires certain assumptions, the most significant of which relate to anticipated future liabilities. Although estimates have historically been reasonably accurate, significant judgment is required, and these estimates and assumptions may change as additional information becomes available or as facts and circumstances evolve.
Restructuring costs are recorded at estimated fair value. Key assumptions in determining restructuring costs include negotiated terms and payments to terminate contractual obligations. These costs have generally consisted of employee severance and related benefits, lease termination and facility closure costs and other exit-related expenses.
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
Advertising Costs
Advertising costs include costs incurred to promote the Company’s business and are expensed as incurred and recorded as selling, general and administrative expense within the consolidated statement of operations and comprehensive income (loss). Advertising costs were $4,140, $4,422 and $3,853 for the years ended December 31, 2025, 2024 and 2023, respectively.
Research and Development Expense
Research and development expense consists primarily of employee compensation and related expenses as well as contract research organization services. Internal research and development costs are expensed as incurred. Research and development costs incurred by third parties are expensed as the contracted work is performed.
Collaborative Agreements
The Company periodically enters into strategic alliance agreements with counterparties to produce products and/or provide services to customers. Alliances created by such agreements are not legal entities, have no employees, no assets and have no true operations. These arrangements create contractual rights and the Company accounts for these alliances as collaborative arrangements by reporting costs incurred from transactions within research and development expense within the consolidated statements of operations comprehensive income (loss).

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
Accounts receivable, net of allowances, consisted of the following as of December 31:

	2025	2024
Accounts receivable	$131,206	$130,257
Less: Allowance for credit losses	(2,903)	(2,864)
	$128,303	$127,393
Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on the aging of its accounts receivables. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base and had one customer representing approximately 28.1% and 20.4% of the accounts receivable balance as of December 31, 2025 and 2024, respectively. Historically, the Company’s reserves have been adequate to cover credit losses.

Changes in credit losses were as follows for the years ended December 31:

	2025	2024
Beginning balance	$(2,864)	$(4,219)
(Provision) benefit for expected credit losses	(1,256)	434
Write-offs	1,728	4,334
Recoveries	(511)	(3,640)
Disposals	—	227
Ending balance	$(2,903)	$(2,864)
Inventory
Inventory consisted of the following as of December 31:

	2025	2024
Raw materials and supplies	$21,240	$22,098
Finished goods	60,996	70,377
	$82,236	$92,475
Property and Equipment, Net
Property and equipment, net consisted of the following as of December 31:

	2025	2024
Computer equipment and software	$38,403	$41,355
Demonstration and consignment inventory	10,666	9,695
Leasehold improvements	4,343	4,095
Furniture and fixtures	4,769	4,586
Finance leases	15,720	15,737
Machinery and equipment	1,561	1,461
Assets not yet placed in service	701	269
	76,163	77,198
Less: Accumulated depreciation	(54,264)	(50,186)
	$21,899	$27,012
Depreciation expense from continuing operations was $8,033, $10,533 and $12,121 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company incurred a $2,038 disposal loss on fixed assets during the year ended December 31, 2023 as a result of the integration of acquisitions. The loss was recorded in loss on disposals within the consolidated statements of operations and other comprehensive income (loss).
Goodwill
The Company’s goodwill totaled $7,462 as of December 31, 2025 and 2024, all of which fully resides within the International business segment. Accumulated goodwill impairment losses totaled $189,197 as of December 31, 2025 and 2024.

Intangible Assets, Net
Intangible assets, net consisted of the following as of December 31:

	2025	2024
Intellectual property(a)(b)	$631,507	$626,007
Distribution rights	61,325	61,325
Customer relationships(c)	—	57,700
IPR&D(b)	—	5,500
Developed technology and other	13,998	13,998
Total carrying amount	706,830	764,530
Less accumulated amortization:
Intellectual property(a)(b)	(269,535)	(237,829)
Distribution rights	(58,783)	(54,280)
Customer relationships(c)	—	(57,700)
Developed technology and other	(9,634)	(8,486)
Total accumulated amortization	(337,952)	(358,295)
Intangible assets, net before currency translation	368,878	406,235
Currency translation	(459)	(1,506)
	$368,419	$404,729
(a)The Company recorded an impairment loss of $33,901 for the year ended December 31, 2024 within the U.S. reporting segment relating to the net intellectual property solely attributable to the Advanced Rehabilitation Business. The loss was recorded in impairment of assets within the consolidated statements of operations and comprehensive income (loss). Refer to Refer to Note 4. Divestitures for further details regarding businesses held for sale.
(b)The intangible asset previously classified as IPR&D became active during the year ended December 31, 2025, following the receipt of FDA clearance for the TalisMann product. As a result, this intangible asset is now subject to amortization over its estimated useful life, which reflects the period of expected economic benefit.
(c)Customer relationship intangible assets reached the end of their amortizable lives in 2024. The assets were written off in 2025.
Amortization expense from continuing operations related to intangible assets was $38,978, $39,022 and $45,244 for the years ended December 31, 2025, 2024 and 2023, respectively, of which $22,080, $24,841 and $23,848 are included in ending inventory at December 31, 2025, 2024 and 2023, respectively. Estimated amortization expense for the years ended December 31, 2026 through 2030 is expected to be $34,500, $33,903, $33,096, $30,275 and $28,189, respectively. The Company recorded an impairment loss of $78,615 during the year ended December 31, 2023 in the U.S. reporting segment of net intellectual property attributable to the TheraSkin and TheraGenesis products, which were sold in May 2023. The loss was recorded in impairment of assets within the consolidated statements of operations and comprehensive income (loss). Refer to Note 4. Divestitures for further information.
Accrued Liabilities
Accrued liabilities consisted of the following as of December 31:

	2025	2024
Gross-to-net deductions	$73,487	$66,405
Bonus and commission	25,040	32,647
Compensation and benefits	6,560	7,598
Accrued interest	3,168	5,324
Income and other taxes	5,135	3,868
Other liabilities	16,852	20,037
	$130,242	$135,879

4. Divestitures
Advanced Rehabilitation Business
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
The Company received cash proceeds of $24,678 at closing, net of transactional fees, which were subject to a post-closing adjustment for net working capital. The Company paid $686 in the second quarter of 2025 to settle the adjustment for net working capital. Net proceeds from the transaction were used to pay $20,000 in long-term debt obligations on December 31, 2024. The Company may also receive up to an additional $20,000 in contingent earn-out payments based on the achievement of certain revenue and financial performance thresholds related to the Advanced Rehabilitation Business during the fiscal years ending December 31, 2025 and 2026. The revenue and specified financial performance criteria for the fiscal year ended December 31, 2025 were not achieved. The Company incurred $2,500 in transactional fees during the year ended December 31, 2024 resulting from the divestiture of the Advanced Rehabilitation Business.
The Company recorded impairment losses of $33,901 during the year ended December 31, 2024 related to net intellectual property solely attributable to the Advanced Rehabilitation Business. These losses, measured at fair value less costs to sell based on the purchaser’s consideration, were recognized in impairment of assets on the consolidated statements of operations and comprehensive income (loss).
Wound Business
On May 22, 2023, the Company closed the sale of certain assets within its Wound Business, including the TheraSkin and TheraGenesis products (collectively, the “Wound Business” or the “Disposal Group”), for potential consideration of $84,675, including $34,675 at closing, $5,000 deferred for 18 months and up to $45,000 in potential earn-out payments, which are based on the achievement of certain revenue thresholds by the purchaser of the Wound Business for sales of the TheraSkin and TheraGenesis products during the 2024, 2025 and 2026 fiscal years. The Company received the deferred payment in November 2024, which was used to pay $5,000 of long-term debt obligations. The Disposal Group did not meet the revenue thresholds required for the Company to earn contingent consideration for the fiscal years ended December 31, 2024 and 2025, thereby lessening the potential earn-out payments to $20,000.
The Company incurred $3,880 in transactional fees resulting from the sale of the Wound Business. The loss resulting from the deconsolidation of the Disposal Group totaled $1,539 for the year ended December 31, 2023 and was recorded in loss on disposals within the consolidated statements of operations and comprehensive income (loss). The Company used the proceeds from the sale of its Wound Business to prepay $30,000 of long-term debt obligations. Refer to Note 5. Financial Instruments for further details regarding the Company’s outstanding long-term debt obligations.
The Company evaluated the Wound Business for impairment prior to its sale and recorded a $78,615 impairment within the consolidated statements of operations and comprehensive income (loss) during the year ended December 31, 2023 as a result of this evaluation to reduce the intangible assets of the Disposal Group to reflect their respective fair values less any costs to sell.
5. Financial Instruments
Long-term debt consisted of the following as of December 31:

2025 Credit Agreement	2025	2019 Credit and Guaranty Agreement	2024
2025 Term Loan	$296,250	Amended Term Loan	$337,864
Less:		Less:
Current portion of long-term debt	(15,000)	Current portion of long-term debt	(27,339)
Unamortized debt issuance cost	(570)	Unamortized debt issuance cost	(1,147)
Unamortized discount	(1,729)	Unamortized discount	(1,090)
	$278,951		$308,288
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

Proceeds from the 2025 Term Loan, borrowings of $30,000 under the 2025 Revolver, and $2,562 in available cash were used to repay the outstanding balance under the 2019 Credit and Guaranty Agreement, as amended, which totaled $332,562 as of July 31, 2025 and is further described below under Amended Term Loan.
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
As a result of the 2025 Credit Agreement, the Company received cash proceeds of $28,125 from a new creditor and $5,078, net of repayments, from several continuing creditors. In connection with the termination of the 2019 Credit and Guaranty Agreement, the Company paid $65,765, primarily to exiting creditors, with a portion paid to a continuing creditor that was partially extinguished. The Company recorded an original issue discount of $1,296 related to the 2025 Credit Agreement, which was capitalized within the consolidated balance sheets. These capitalized discounts are amortized as interest expense, net, on a straight-line basis over the term of the 2025 Term Loan Facilities, which approximates the effective interest method. The majority of the capitalized discounts originated from loans with continuing creditors.
The Company recognized a loss on extinguishment of $326, which is included in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2025. This loss reflects the write-off of unamortized deferred financing costs and discounts associated with certain financial institutions under the 2019 Credit and Guaranty Agreement.
The Company also incurred $794 in third-party costs associated with the debt modification, which were expensed as incurred and recorded within selling, general and administrative expense within the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2025.
As of December 31, 2025, the outstanding balance on the 2025 Term Loan was $293,951, net of discount of $1,729 and deferred financing costs of $570. These amounts include portions of the original issue discounts and deferred financing costs attributable to returning Lenders from the 2019 Credit and Guaranty Agreement. Interest expense, net includes deferred cost amortization of $1,161, $1,524 and $1,706 for the years ended December 31, 2025, 2024 and 2023, respectively. The effective interest rate on the 2025 Term Loan was 6.09% as of December 31, 2025.
The 2025 Term Loan and 2025 Revolver mature on July 31, 2030 (“Maturity”). On December 31, 2025, the Company paid $3,750 of principal related to the 2025 Term Loan. As of December 31, 2025, scheduled principal payments for the 2025 Term Loan are as follows :

Period	Scheduled Quarterly Payments	Annually
2026	$3,750	$15,000
2027	3,750	15,000
2028	3,750	15,000
2029	3,750	15,000
2030	3,750	7,500
2030 - Final payment at Maturity	—	228,750
The estimated fair value of the 2025 Term Loan, using the midpoint of the Bloomberg Valuation, was $286,252 as of December 31, 2025. This is classified as a Level 2 instrument within the fair value hierarchy.
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

The applicable interest margin is subject to adjustment based on a pricing grid, which reflects changes in the Company’s leverage ratio following delivery of quarterly financial statements to the Lenders:

Leverage ratio	SOFR	BR	Commitment Fee
< 2.00 to 1.00	1.75%	0.75%	0.20%
≥ 2.00 to 1.00 < 2.50 to 1.00	2.00%	1.00%	0.20%
≥ 2.50 to 1.00 < 3.00 to 1.00	2.25%	1.25%	0.30%
≥ 3.00 to 1.00 < 3.50 to 1.00	2.50%	1.50%	0.30%
≥ 3.50 to 1.00	2.75%	1.75%	0.30%
Cash paid for interest totaled $27,043, $38,507 and $32,470 for the years ended December 31, 2025, 2024 and 2023, respectively.
2025 Revolver and Letters of Credit
The five-year 2025 Revolver includes an initial annual commitment fee of 0.30%, calculated on the average daily amount of the unused revolving commitment, inclusive of revolving loans, swingline loans, and letters of credit (“LOC”). The commitment fee is payable quarterly in arrears on the last day of each calendar quarter and at Maturity. The commitment fee rate is subject to adjustment based on the Company’s leverage ratio. Swingline loans are available as BR option loans and total LOC availability is limited to $7,500 under the 2025 Credit Agreement.
As of December 31, 2025, the Company had three LOCs outstanding, reducing LOC capacity to approximately $5,300. All outstanding LOCs incur fees equal to the interest margin for SOFR based loans under the 2025 Revolver, applied to the undrawn and unexpired amount of each LOC. These LOC fees are payable quarterly in arrears. In 2025, the Company fully repaid the $30,000 borrowed on its 2025 Revolver. As of December 31, 2025, the Company had $100,000 available under the 2025 Revolver, excluding the effect of outstanding LOCs.
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
The 2025 Credit Agreement also contains financial covenants including a maximum consolidated total net leverage ratio of 4.00 to 1.00 for the fiscal quarter ending December 31, 2025 and starting with the fiscal quarter ending March 31, 2026, and for each fiscal quarter thereafter, a maximum consolidated total net leverage ratio of 3.50 to 1.00. The Company may elect to increase such ratio level by 0.50 to 1.00 following certain permitted acquisitions. A minimum interest coverage ratio of 2.50 to 1.00 must also be maintained. The 2025 Revolver also includes standard provisions related to conditions of borrowing and customary events of default. The Company does not expect any of these covenants or restrictions to affect or limit its ability to conduct business in the ordinary course.
The Company was in compliance with the financial covenants under the 2025 Credit Agreement as of December 31, 2025.
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
On July 11, 2022, the Company amended the 2019 Credit Agreement in conjunction with the acquisition of CartiHeal (2009) Ltd. (“CartiHeal”). Pursuant to that amendment, an $80,000 term loan facility (the “July 2022 Term Loan” and, together with the Term Loan, the “Term Loan Facilities”) was extended to the Company to be used primarily for the financing of the acquisition of CartiHeal. On March 31, 2023 and January 18, 2024, the Company further amended the 2019 Credit Agreement (collectively, with the prior amendments, the “Amended 2019 Credit Agreement”) to, among other things, modify certain financial covenants, waive covenant noncompliance at December 31, 2022, and modify interest rates applicable to borrowings under the 2019 Credit Agreement.

The January 2024 amendment had deferred financing costs of $1,180, of which $325 was expensed and $855 was capitalized. The March 2023 amendment had deferred financing costs of $3,661, of which $1,617 was expensed and $2,044 was capitalized. There were no losses on debt refinancing and modification as a result of either the January 2024 or March 2023 amendments. Expensed deferred financing costs resulting from the amendments were recorded in selling, general and administrative expense within the consolidated statements of operations and other comprehensive income (loss) and amounts capitalized were recorded primarily in long-term debt, less current portion within the consolidated balance sheets.
As of July 31, 2025, the date of repayment, $331,037 was outstanding on the Term Loan Facilities, net of original issue discount of $743 and deferred financing costs of $782.
Revolver
The Revolver was initially established as a five-year revolving credit facility and was subsequently amended to a four-year term pursuant to the Amended 2019 Credit Agreement. The Revolver’s capacity was reduced by $5,000 on both December 31, 2023 and June 30, 2024 in accordance with the Amended 2019 Credit Agreement, resulting in an aggregate borrowing capacity of $40,000. During the first quarter of 2025, the Company borrowed $15,000 on the Revolver to support working capital needs, which has been fully repaid. The Company had no outstanding borrowings on the Revolver for the year ended December 31, 2024.
Interest Rate Swaps
On August 1, 2025, the Company entered into two interest rate swaps to mitigate the interest rate risk associated with its floating-rate SOFR-based borrowings under the 2025 Credit Agreement. Under the terms of the swaps, the Company pays a fixed interest rate in exchange for SOFR-based variable interest throughout the life of the instruments, the majority of which expire July 31, 2028. The interest rate swaps have a weighted average fixed interest rate of 3.60% and an aggregate notional value of $150,000, or 50.0% of the 2025 Term Loan. Refer to Note 6. Fair Value Measurements for additional information regarding the valuation of the interest rate swaps.
6. Fair Value Measurements
There were no assets measured at fair value on a recurring basis and there were no liabilities valued at fair value using Level 1 inputs at December 31, 2025 and 2024. The following table provides information for assets and liabilities measured at fair value on a recurring basis using Level 2 and Level 3 inputs:

		December 31, 2025			December 31, 2024
	Balance Sheet Location	Total	Level 2	Level 3	Total	Level 2	Level 3
Interest rate swaps	Accrued liabilities	$991	$991	$—	$—	$—	$—
Contingent consideration	Current portion of contingent consideration	—	—	—	19,573	—	19,573
Total:		$991	$991	$—	$19,573	$—	$19,573
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
The Company evaluates the effectiveness of its hedge instruments quarterly and both instruments were effective as of December 31, 2025. The Company does not hold or issue derivative instruments for trading purposes. Cash flows associated with hedging instruments are presented in the same category in the statement of cash flows as those of the hedged item. Accordingly, settlements of interest rate swaps are classified as operating activities, consistent with the classification of interest payments on the related debt.
Changes in the fair value of interest rate swaps are recorded each period in either accumulated other comprehensive income (“AOCI”) within the consolidated balance sheets or as interest expense, net within the consolidated statements of operations and comprehensive income (loss), depending on the effectiveness of the hedge.
Fair value changes deemed effective are recorded in AOCI and subsequently reclassified into interest expense, net, during the same period in which the hedged transaction impacts earnings. Any portion of the fair value determined to be ineffective is recognized immediately in interest expense, net within the consolidated statements of operations and comprehensive income (loss).

The following table presents the amount of loss recognized in AOCI for the year ended December 31, 2025:

Loss recognized in AOCI
Change in the fair value of cash flow hedges(a)	$802
(a)Represents the total change in fair value of cash flow hedges recognized during the period, of which $189 was recognized in AOCI attributable to noncontrolling interest.
There was no income tax benefit or expense associated with the Company’s interest rate swaps or reclassifications out of AOCI during the year ended December 31, 2025. The Company maintains a full valuation allowance against its deferred tax assets.
Interest payables and receivables under the interest rate swaps are accrued and recorded as adjustments to interest expense, net within the consolidated statements of operations and comprehensive income (loss).
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
Significant changes in these assumptions could have resulted in a higher or lower fair value. The contingent consideration reported in the above table resulted from the acquisition of Bioness, Inc. (“Bioness”) on March 30, 2021 and was comprised of future earn-out payments contingent upon the achievement of certain research and development projects as well as sales milestones related to Bioness products. Contingent consideration resulting from the acquisition of Bioness included up to $50,000 in earn-out payments, consisting of: (i) $20,000 for meeting net sales targets for certain implantable products over a three year period ending on June 30, 2025 at the latest; (ii) up to $10,000 for meeting net sales milestones for certain implantable products over a three year period ending on June 30, 2025 at the latest; and (iii) $20,000 for maintaining Centers for Medicare & Medicaid Services coverage and reimbursement for certain products at specified levels as of December 31, 2024. The Company met criteria (iii) during the fourth quarter of 2024 and paid $19,771 of the contingent consideration during the year ended December 31, 2025. The Company has no future contingent consideration obligations from its acquisition of Bioness.
Contingent consideration was adjusted quarterly based on the passage of time or the anticipated success or failure of achieving certain milestones and was recorded as the change in the fair value of contingent consideration within the consolidated statements of operations and comprehensive income (loss). There were no changes in the fair value of contingent consideration related to Bioness for the year ended December 31, 2025. Changes in contingent consideration totaled $1,423 and $719 for the years ended December 31, 2024 and 2023, respectively.
7. Equity-Based Compensation
2021 Plan
The Company operates an equity-based compensation plan (“2021 Plan”), which allows for the issuance of stock options (incentive and nonqualified), restricted stock, dividend equivalents, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock-based and cash awards (collectively, the “2021 Plan Awards”). As of December 31, 2025, 23,233,862 shares of Class A common stock were authorized to be awarded and 11,346,834 shares were available for 2021 Plan Awards.

2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of December 31, 2025, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 69,050 shares were available for Retention Awards.
Activity under the Plans
Expense
Equity-based compensation expense for Awards granted under the Plans and inducement awards for the years ended December 31, 2025, 2024 and 2023 totaled $12,193, $12,829 and $2,370, respectively. The expense is primarily included in selling, general and administrative expense with a nominal amount in research and development expense on the consolidated statements of operations and comprehensive income (loss) based upon the classification of the employee. There were no income tax benefits related to equity-based compensation expense for the years ended December 31, 2025, 2024 and 2023.
Restricted Stock Units
During the years ended December 31, 2025 and 2024, the Company granted time-based RSUs which vest at various dates through November 15, 2029. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to the RSUs totaled $8,968 at December 31, 2025, and is expected to be recognized over a weighted average period of approximately 2.73 years.
A summary of the RSU award activity for the years ended December 31, 2025 and 2024 are as follows (number of units in thousands):

	Number of units	Weighted-average grant- date fair value per unit
Unvested at December 31, 2023	2,066	$4.51
Granted	2,563	5.66
Vested	(1,839)	4.45
Forfeited or canceled	(378)	5.74
Unvested at December 31, 2024	2,412	5.52
Granted	1,494	8.68
Vested	(928)	6.15
Forfeited or canceled	(201)	6.79
Unvested at December 31, 2025	2,777	$6.90
Performance Restricted Stock Units
During the year ended December 31, 2025, the Company granted PRSUs subject to a 3-year cliff vesting period, contingent upon the achievement of a designated market condition at the end of the vesting term. The market condition is based on the Company’s relative total shareholder return (“TSR”). Compensation expense related to PRSUs is recognized on a straight-line basis over the 3-year vesting period. The fair value of the PRSUs was determined on the grant date using a Monte Carlo simulation model, which estimated TSR for the Company’s Class A common stock relative to a peer group consisting of companies included in the Russell 2000 Medical Equipment Index, along with additional selected companies. The number of shares of Class A common stock issuable upon vesting of the PRSUs is determined based on achievement of the TSR. Actual shares issued may range from 0% to 200% of the target award granted.
Unamortized compensation expense related to PRSUs totaled $1,178 at December 31, 2025, and is expected to be recognized over a weighted-average period of approximately two years. A summary of PRSU award activity for the year ended December 31, 2025 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
December 31, 2024	—	$—
Granted	159	10.37
December 31, 2025	159	$10.37

Stock Options
During the years ended December 31, 2025 and 2024, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the years ended December 31, 2025 and 2024 are shown in the following table:

	2025	2024
Risk-free interest rate	3.8% - 4.5%	3.9% - 4.3%
Expected dividend yield	—%	—%
Expected stock price volatility	37.9% - 38.9%	36.1% - 38.2%
Expected life of stock options (years)	6.25	6.25
The weighted-average grant date fair value of options granted during the year ended December 31, 2025 was $4.19 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the Company’s peers’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $2,516 at December 31, 2025, and is expected to be recognized over a weighted average period of approximately 2.77 years.
A summary of stock option activity is as follows for the years ended December 31, 2025 and 2024 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value(1)
Outstanding at December 31, 2023	4,347	$8.68	7.31	$4,383
Granted	1,835	5.42
Exercised	(422)	7.18
Forfeited or canceled	(1,131)	9.26
Outstanding at December 31, 2024	4,629	7.73	7.14	$17,049
Granted	581	9.29
Exercised	(219)	4.70
Forfeited or canceled	(327)	12.02
Outstanding at December 31, 2025	4,664	7.77	7.06	$7,780
Exercisable and vested at December 31, 2025	2,268	$9.25	5.95	$2,880
(1)    The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the consolidated balance sheets and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Class A common stock.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), that allows eligible employees to purchase shares of Class A common stock through payroll deductions at a discounted price. As of December 31, 2025, 1,713,325 shares were reserved for issuance under the ESPP. A total of 208,147, 229,767 and 516,976 shares were issued under the ESPP and $480, $445 and $352 of expense was recognized for the years ended December 31, 2025, 2024 and 2023, respectively.
Defined Contribution Plans
The Company has various defined contribution plans which are offered in Canada, Germany, the Netherlands, the United Kingdom and Israel. In some cases, these plans are required by local laws or regulations. Contributions are primarily discretionary, except in some countries where contributions are contractually required. These plans cover substantially all eligible employees in the countries where the plans are offered either voluntarily or statutorily.
In the United States, the Company provides a 401(k) defined contribution plan (“U.S. Plan”) that covers substantially all U.S. employees that meet minimum age requirements. The Company matches 100% of the employees’ contribution up to 4% of the employees’ wages and 50% on the next 2%. The U.S. Plan also provides for an additional matching contribution at the Company’s discretion.

Company contributions totaled $5,797, $6,715, and $5,836 for all global plans during the years ended December 31, 2025, 2024 and 2023, respectively. The expense is included in cost of sales, selling, general and administrative expense and research and development expense on the consolidated statement of operations and comprehensive income (loss) based upon the classification of the employee.
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
Noncontrolling Interest
In connection with any redemption pursuant to the BV LLC Agreement, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the years ended December 31, 2025 and 2024. The following table summarizes the ownership interest in BV LLC as of December 31 (number of units in thousands):

	2025		2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	67,098	81.0%	65,758	80.6%
Continuing LLC Owner	15,787	19.0%	15,787	19.4%
Total	82,885	100.0%	81,545	100.0%

9. Earnings Per Share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock (amounts in thousands, except share and per share data) for the years ending December 31:

	2025	2024	2023
Numerator:
Net income (loss) from continuing operations	$27,274	$(47,049)	$(121,196)
Net (income) loss attributable to noncontrolling interests—continuing operations	(4,542)	10,924	24,458
Net income (loss) attributable to Bioventus Inc. Class A common stockholders—continuing operations	$22,732	$(36,125)	$(96,738)

Net loss from discontinued operations	$—	$—	$(74,429)
Net loss attributable to noncontrolling interests—discontinued operations	—	—	14,937
Net loss attributable to Bioventus Inc. Class A common stockholders—discontinued operations	$—	$—	$(59,492)

Denominator:
Basic weighted-average shares of Class A common stock outstanding	66,622,631	64,547,474	62,647,554
Dilutive effects of:
Stock options	953,822	—	—
Restricted stock units	1,338,442	—	—
Diluted weighted-average shares of Class A common stock outstanding	68,914,895	64,547,474	62,647,554

Net income (loss) per share of Class A common stock, from continuing operations—basic	$0.34	$(0.56)	$(1.54)
Net loss per share of Class A common stock, from discontinued operations—basic	—	—	(0.95)
Net income (loss) per share of Class A common stock—basic	$0.34	$(0.56)	$(2.49)

Net income (loss) per share of Class A common stock, from continuing operations—diluted	$0.33	$(0.56)	$(1.54)
Net loss per share of Class A common stock, from discontinued operations—diluted	—	—	(0.95)
Net income (loss) per share of Class A common stock—diluted	$0.33	$(0.56)	$(2.49)
Shares of Class B common stock do not share in the losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method has not been presented.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion for the years ending December 31:

	2025	2024	2023
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737	15,786,737
Stock options(b)	2,239,466	2,289,436	5,860,516
RSUs(c)	637,600	11,052	595,030
Total	18,663,803	18,087,225	22,242,283
(a)Shares of Class A common stock reserved for future issuance upon redemption or exchange of LLC Interests by the Continuing LLC Owner. LLC Interests are neither dilutive nor antidilutive for the periods presented as the assumed redemption for shares of Class A common stock would cause a proportionate increase to net income (loss) attributable to Class A common shareholders—diluted.
(b)Options with exercise prices greater than the average market price of our Class A common stock are excluded from the computation of diluted net income (loss) per share because they are out-of-the-money.

(c)A portion of the restricted stock units are considered antidilutive under the treasury stock method as the number of shares that could be purchased with the assumed proceeds of the restricted stock units exceed the total amount of the underlying shares outstanding.
10. Restructuring Costs
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. These charges are included in restructuring costs in the consolidated statements of operations and comprehensive income (loss). Liabilities associated from restructuring costs are recorded in accrued liabilities on the consolidated balance sheets.
In November 2025, the Company implemented a restructuring plan (the “2025 Restructuring Plan”) designed to optimize its organizational structure, including the elimination of several positions and the consolidation of administrative functions. Planned pre-tax charges associated with the 2025 Restructuring Plan are expected to total $3,000, consisting entirely of employee severance costs. Restructuring costs associated with the 2025 Restructuring Plan totaled $2,235 for the year ended December 31, 2025.
The Company’s prior restructuring plans adopted in 2021 and 2022 (the “Prior Restructuring Plans”) focused on aligning its organizational and management cost structure to improve profitability and cash flow. There was a restructuring expense reversal of $52 during the year ended December 31, 2024 and restructuring expenses of $840 during the year ended December 31, 2023.
The following table summarizes the activity for restructuring liabilities:

	Prior Restructuring Plans	2025 Restructuring Plan	Total
Balance at December 31, 2023	$1,316	$—	$1,316
Expense reversal	(52)	—	(52)
Payments made	(1,139)	—	(1,139)
Balance at December 31, 2024	125	—	125
Expenses incurred	—	2,235	2,235
Payments made	(125)	(798)	(923)
Balance at December 31, 2025	$—	$1,437	$1,437
11. Income Taxes
Bioventus Inc. is the sole managing member of BV LLC, which is treated as a partnership for income tax purposes. As a partnership, BV LLC is not subject to United States federal and certain state and local income taxes. Any taxable income or loss generated by BV LLC is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis. The components of income (loss) before income taxes for the years ended December 31 are as follows:

	2025	2024	2023
United States	$15,344	$(62,664)	$(125,676)
International	10,365	10,322	4,565
Income (loss) before income taxes—continuing operations	$25,709	$(52,342)	$(121,111)

The provision for income taxes on operations consists of the following for the years ended December 31:

	2025	2024	2023
Current:
United States federal	$(4,195)	$(1,295)	$(734)
United States state and local	677	(152)	2,085
International	2,862	1,548	1,111
Total current	(656)	101	2,462

Deferred:
United States federal	(494)	(4,377)	(2,881)
United States state and local	(320)	(1,017)	(1,951)
International	(95)	—	2,455
Total deferred	(909)	(5,394)	(2,377)
Total income tax (benefit) expense—continuing operations	$(1,565)	$(5,293)	$85
Cash taxes paid, net of refunds received, consisted of the following for the years ended December 31:

	2025	2024	2023
U.S. federal:	$(479)	$442	$(473)
U.S. state and local:
California	273	—	(146)
Illinois	—	110	—
Michigan	—	—	88
Tennessee	—	169	825
Texas	215	165	113
Others	(6)	71	158
Foreign:
Netherlands	2,546	1,156	569
Canada	141	—	95
Others	70	83	45
Net cash paid for income taxes	$2,760	$2,196	$1,274

The differences between the effective income tax rate and the federal statutory income tax rates for the years ended December 31 are as follows:

	2025		2024		2023
U.S. statutory federal corporate income tax rate	$5,399	21.0%	$(10,992)	21.0%	$(25,433)	21.0%
State and local income taxes, net of federal income tax(a)	267	1.0	(1,103)	2.2	(262)	0.2
Foreign tax effects
Israel
Adjustment of deferred tax liabilities	—	—	412	(0.8)	1,948	(1.6)
Foreign rate differential	—	—	(17)	—	(55)	0.1
Noncontrolling interest	—	—	122	(0.2)	211	(0.2)
Other	—	—	(240)	0.5	—	—
Netherlands
Adjustment of deferred tax liabilities	—	—	4,272	(8.2)	(1,654)	1.4
Advanced Rehabilitation sale	—	—	(175)	0.3	—	—
Change in valuation allowance	—	—	(4,272)	8.2	1,768	(1.5)
Foreign rate differential	399	1.6	260	(0.5)	212	(0.2)
Noncontrolling interest	(514)	(2.0)	(351)	0.7	(252)	0.2
Return to provision	688	2.7	—	—	—	—
Other	68	0.3	(634)	1.2	427	(0.3)
Other foreign jurisdictions	(51)	(0.2)	3	—	2	—
Effect of cross-border tax laws
Foreign income inclusions	1,347	5.2	321	(0.6)	322	(0.3)
Tax credits
R&D credits	(190)	(0.7)	261	(0.5)	(613)	0.5
Foreign Tax Credit	(1,012)	(3.9)	—	—	—	—
Changes in valuation allowances	(3,996)	(15.5)	8,662	(16.6)	35,275	(29.1)
Nontaxable or Nondeductible items
LLC flow through structure	1,202	4.7	(5,828)	11.1	(19,054)	15.7
Advanced Rehabilitation sale	—	1.8	(907)	1.7	—	—
Disallowed interest expense	—	(2.1)	1,022	(2.0)	—	—
Meals & entertainment	632	2.5	344	(0.7)	209	(0.2)
Other non-deductible expenses	473	1.8	260	(0.5)	164	(0.1)
Equity-based compensation (windfall) shortfall	(261)	(1.0)	343	(0.6)	4,805	(4.0)
Noncontrolling interest	(972)	(3.7)	3,858	(7.4)	8,061	(6.6)
Other	208	0.8	184	(0.4)	209	(0.2)
Changes in unrecognized tax benefits	(4,195)	(16.3)	(1,528)	3.0	(1,384)	1.1
Other adjustments
Adjustment of deferred tax liabilities	(551)	(2.1)	(32)	0.1	(4,727)	3.9
Return to provision	(506)	(2.0)	462	(0.9)	(94)	0.1
Effective Tax Rate	$(1,565)	(6.1%)	$(5,293)	10.1%	$85	(0.1%)
(a)During the years ended December 31, 2025 and 2024, state taxes in Tennessee made up the majority of the tax effect in this category. During the year ended December 31, 2023, state taxes in Tennessee and Pennsylvania made up the majority of the tax effect in this category.

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes were as follows for the years ended December 31:

	2025	2024
Deferred tax assets:
Capital loss carryforward	$17,566	$18,440
Interest	18,811	18,692
Net operating losses	9,916	9,224
Tax credits	2,515	1,381
Investment in Bioventus LLC	2,879	7,362
Transaction costs	655	711
Stock-based compensation	417	283
Research & development	—	50
Accrued liabilities	—	10
Other	342	467
Gross deferred tax asset	53,101	56,620
Valuation allowance	(47,579)	(51,875)
Total deferred tax assets	5,522	4,745
Deferred income tax liabilities:
Intangibles	433	564
Gross deferred income tax liabilities	433	564
Net deferred tax asset	$5,089	$4,181
The Company considered many factors when assessing the likelihood of future realization of these deferred tax assets, including expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors. The net change in the valuation allowance was $4,296. The valuation allowance at December 31, 2025 and 2024 primarily relates to U.S. federal net operating loss (“NOL”) carryforwards, interest carryover and capital loss carryforward.
As of December 31, 2025, the Company had approximately $35,746 in NOL carryforwards and $2,259 in federal tax credits. Under the Tax Cuts and Jobs Act, the U.S. federal NOL carryforwards can be carried forward indefinitely, and can only be used to offset up to 80% of taxable income in any given year. The federal tax credits expire at various dates beginning in 2040.
As of December 31, 2025, the Company held approximately $463 in gross foreign NOL carryforwards, primarily associated with Bioventus Canada ULC, which can be carried forward for up to 20 years. As of December 31, 2025, the Company had approximately $46,594 in state NOL carryforwards and $354 in state tax credits.
The Company evaluated its tax positions and had unrecognized tax benefits of $920 and $3,735 as of December 31, 2025 and 2024, respectively. The Company had $129 and $1,508 accrued for payment of interest and penalties as of December 31, 2025 and 2024, respectively. If the $920 of unrecognized tax benefit is recognized, it would not impact the effective tax rate due to the valuation allowance on the Company's net U.S. deferred tax assets. The Company expects a decrease of approximately $221 in the twelve months following December 31, 2025 in its uncertain tax positions due to various statute expirations during 2026.
The Company files U.S. federal income tax returns as well as income tax returns in many United States and foreign jurisdictions. In general, tax years 2022 through 2025 remain open to examination by the major jurisdictions in which the Company is subject to tax.
A reconciliation of the gross unrecognized tax benefits (excluding interest and penalties) for the years ended December 31:

	2025	2024
Beginning of the period	$3,735	$4,725
Additions for current year tax positions	19	456
Expiration of statutes	(2,834)	(1,446)
End of the period	$920	$3,735

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
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of December 31, 2025, the Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
12. Commitments and Contingencies
Leases
The Company determines if an arrangement is a lease at inception. The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases certain office equipment under nominal finance leases. The remaining lease terms range from one month to 7.3 years. Lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company’s incremental borrowing rate is used as a discount rate, based on the information available at the commencement date, in determining the present value of lease payments. Lease assets also include the impact of any prepayments made and are reduced by impact of any lease incentives.
The Company does not recognize lease liabilities or lease assets on the balance sheet for short-term leases (with a lease term of twelve months or fewer as of the commencement date). Rather, any short-term lease payments are recognized as an expense on a straight-line basis over the lease term. The current period short-term lease expense reasonably reflects short-term lease commitments.
For all classifications of leases, the Company combines lease and nonlease components in order to record the combination as a single lease component. Variable lease payments are excluded from the lease liability and are recognized in the period in which the obligation is incurred. Additionally, lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option.
The components of lease cost were as follows for the years ended December 31:

	2025	2024	2023
Operating lease cost	$2,540	$3,404	$3,921
Short-term lease cost(a)	688	883	840
Financing lease cost:
Amortization of finance lease assets	1,554	602	1,175
Interest on lease liabilities	806	866	823
Total lease cost	$5,588	$5,755	$6,759
(a)Includes variable lease cost and sublease income, which are immaterial.

Supplemental cash flow information and non-cash activity related to leases were as follows for the years ended December 31:

	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,622	$4,619	$4,516
Operating cash flows from financing leases	$805	$866	$793
Financing cash flows from finance leases	$822	$758	$506

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$925	$761	$344
Finance lease obligations	$56	$—	$15,567
Supplemental balance sheet and other information related to operating leases were as follows for the years ended December 31:

	2025	2024
Operating lease assets(a)	$5,122	$6,506

Operating lease liabilities - other current liabilities	$3,303	$3,102
Operating lease liabilities - other long-term liabilities	4,456	6,940
Total operating lease liabilities	$7,759	$10,042

Financing leases
Property, plant and equipment - net	$11,221	$12,703

Finance lease liabilities - other current liabilities	$907	$815
Finance lease liabilities - other long-term liabilities	8,729	9,571
Total financing lease liabilities	$9,636	$10,386

Weighted average remaining lease term (years):
Operating leases	2.4	3.1
Finance leases	7.3	8.3
Weighted average discount rate:
Operating leases	5.2%	5.1%
Finance leases	8.1%	8.1%
(a)     As previously discussed in Note 2. Significant Accounting Policies, the Company incurred an impairment of right-of-use assets totaling $2,456 during the year ended December 31, 2024.
Future maturities of operating and finance lease liabilities are as follows:

	Operating leases	Finance Leases
2026	$3,582	$1,640
2027	3,066	1,673
2028	1,548	1,706
2029	22	1,740
2030	—	1,775
Thereafter	—	4,281
Total undiscounted cash flows	8,218	12,815
Less imputed interest	(459)	(3,179)
Present value of future lease payments	$7,759	$9,636

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
Bioventus Shareholder Litigation
On January 12, 2023, the Company and certain of its current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Middle District of North Carolina (the “Court”), Ciarciello v. Bioventus Inc., No. 1:23– cv – 00032-CCE-JEP (M.D.N.C.). The complaint asserted violations of Sections 10(b) and 20(a) of the Exchange Act and of Sections 11 and 15 of the Securities Act and generally alleges that the Company failed to disclose certain information regarding its rebate practices, its business and financial prospects, and the sufficiency of internal controls regarding financial reporting. The complaint sought damages in an unspecified amount. On April 12, 2023, the Court appointed Wayne County Employees’ Retirement System as lead plaintiff. The plaintiff’s amended consolidated complaint was filed with the Court on June 12, 2023. On July 17, 2023, the defendants filed a motion to dismiss the complaint raising a number of legal and factual deficiencies with the amended consolidated complaint. In response to the defendants’ motion to dismiss, the lead plaintiff filed a second amended complaint on July 31, 2023. The defendants moved to dismiss the second amended complaint on August 21, 2023, which the Court granted in part and denied in part on November 6, 2023. The Court dismissed the plaintiff’s Securities Act claims, but allowed the plaintiff’s Exchange Act claims to proceed into discovery.
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court, and the Court preliminarily approved the Settlement Agreement on August 13, 2024. The Court entered judgment on December 18, 2024, granting final approval of the terms of the Settlement Agreement and dismissing all claims against the defendants, including the Company. The parties settled without any admission of liability or wrongdoing by any party. The settlement amount of $15,250, together with interest earned thereon, has been paid by the defendants and/or the defendant’s insurers. The Company incurred $51 and $13,802 of net shareholder litigation costs (including estimated settlement and reimbursement) during the years ended December 31, 2025 and 2024, respectively, under the Settlement Agreement, which were recorded in selling, general and administrative expense within the consolidated statements of operations and comprehensive income (loss).
On October 4, 2023, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the District of Delaware, Grogan, on behalf of Bioventus Inc., v. Reali, et al., No. 1:23-CV-01099-RGA (D. Del.). The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On January 12, 2024, the Court agreed to stay this case pending resolution of the Ciarciello case.

On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del.). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the Sanderson and Grogan derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the Court granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.). The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025, June 23, 2025, October 24, 2025, December 23, 2025, and February 3, 2026, the parties submitted status updates requesting more time to continue their settlement discussions.
On July 31, 2024, another plaintiff filed a derivative complaint against certain of the Company’s current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the Middle District of North Carolina, captioned Vince, on behalf of Bioventus Inc. v. Reali et. al., No. 1:24-cv-00639-CCE-JEP (M.D.N.C.). Like the Grogan case, the Vince case asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, contribution, and waste and generally alleges the same purported misconduct as alleged in the in the Ciarciello case. On November 11, 2024, the defendants filed a motion to transfer the Vince case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation. On January 14, 2025, the Court granted the motion and transferred the Vince case to the District of Delaware. On February 14, 2025, the plaintiff requested voluntary dismissal of the Vince case without prejudice and the Court granted the request that same day.
On February 20, 2025, plaintiff Vince refiled a derivative complaint against certain of Bioventus’ current and former officers and directors, (in which the Company is a nominal defendant), in the Delaware Chancery Court, captioned Vince, on behalf of Bioventus Inc. v. Reali et al., No. 2025-0192-LWW (Del. Ch.). Like the prior complaint, which he voluntarily dismissed, Vince asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On March 24, 2025, the defendants filed a motion to dismiss the complaint, or in the alternative, to stay the case.
On February 26, 2025, another plaintiff filed a derivative complaint against certain of Bioventus’s current and former officers and directors, (in which the Company is a nominal defendant), in the Delaware Court of Chancery, captioned Bouchereau, on behalf of Bioventus Inc. v. Reali et al., No. 2025-0214-BWD (Del. Ch.). The complaint is nearly identical to the Vince complaint and asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. The Defendants have not yet been served.
On March 6, 2025, another plaintiff filed a derivative complaint against certain of Bioventus’s current and former officers and directors(in which the Company is a nominal defendant), in in the United States District Court for the Middle District of North Carolina, captioned Hyung v. Reali et al., No. 1:25-cv-00177-CCE-JEP (M.D.N.C.). Like the other derivative cases, the Hyung case asserts violations of Section 14(a) of the Exchange Act, contribution, breaches of fiduciary duties, aiding and abetting, gross mismanagement, waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 13, 2025, the defendants filed a motion to transfer the Hyung case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation, or in the alternative, to dismiss the case. On July 1, 2025, the Court granted the motion to transfer and transferred the Hyung case to the District of Delaware. The plaintiff subsequently filed a notice of appeal of that order to the United States Court of Appeals for the Fourth Circuit on July 16, 2025. On July 25, 2025, the plaintiff filed a joint stipulation to voluntarily dismiss the appeal. On July 8, 2025, the plaintiff filed an amended complaint in the District of Delaware, captioned Hyung v. Reali, et. al., No. 1:25-cv-00806-RGA (D. Del.). The defendants filed a motion to dismiss the Hyung case on October 10, 2025.The motion to dismiss has been fully briefed and the parties are now awaiting the Court’s decision.
The Company believes the claims alleged in the above actions, including the pending derivative matters, lack merit and intends to defend itself vigorously. Except as described above, the outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.

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
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the years ended December 31, 2025, 2024 and 2023 totaled $19,039, $18,764 and $14,035, respectively. These royalties are included in cost of sales within the consolidated statements of operations and comprehensive income (loss).
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
From time to time, the Company causes letters of credit (“LOCs”) to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of December 31, 2025 and December 31, 2024 the Company had three LOCs outstanding for approximately $2,200.
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
13. Revenue Recognition
The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. Refer to Note 2. Significant Accounting Policies for further information regarding revenue recognition. The Company had product sales to one customer totaling $64,521 and $59,742, primarily in the U.S. reporting segment representing 11.4% and 10.4% of total net sales during the years ended December 31, 2025 and 2024, respectively. There were no customers representing 10% or more of net sales during the year ended December 31, 2023.

The following table presents the Company’s net sales disaggregated by major products within each segment as follows for the years ended December 31:

	2025	2024	2023
U.S.
Pain Treatments	$248,237	$234,936	$197,954
Surgical Solutions	180,442	167,706	141,888
Restorative Therapies	73,418	104,167	110,018
Total U.S. net sales	502,097	506,809	449,860

International
Pain Treatments	30,823	26,353	22,847
Surgical Solutions	23,211	21,549	19,715
Restorative Therapies	11,956	18,569	19,923
Total International net sales	65,990	66,471	62,485

Total net sales	$568,087	$573,280	$512,345
14. Segments
The Company operates in two reportable segments: U.S. and International. These segments align with the Company’s operating structure and are based on the geographic markets in which the Company sells its products. Both segments sell the Company’s portfolio of products to healthcare institutions, physicians, patients, distributors and dealers.
The Company identifies a business as an operating segment if (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the CODM and (iii) it has available discrete financial information. The Company’s CODM is its President and Chief Executive Officer, who uses segment Adjusted EBITDA to make decisions regarding the allocation of resources, assess performance and to develop annual budgets and forecasts. The Company does not disclose segment information by asset, as the CODM does not review or use such information to allocate resources or to assess the operating results and financial performance.

The following table presents segment Adjusted EBITDA reconciled to income (loss) before income taxes for the years ended December 31:

	2025
	U.S.	International	Consolidated
Revenue	$502,097	$65,990	$568,087
Adjusted cost of sales(a)	113,824	24,855
Adjusted selling expense(b)	152,075	12,687
Adjusted marketing expense(b)	24,922	3,588
Adjusted general and administrative expense(b)	97,497	9,329
Adjusted research and development expense(c)	11,266	41
Adjusted other segment expense(d)	1,546	180
Adjusted EBITDA	100,967	15,310	116,277
Reconciliation to income before income taxes
Interest expense, net			(26,486)
Depreciation and amortization			(47,011)
Shareholder litigation costs			(51)
Restructuring costs			(2,235)
Equity-based compensation			(12,673)
Debt refinancing			(902)
Loss on extinguishment			(326)
Loss on disposal of a business			(81)
Other items(e)			(803)
Income before income taxes			$25,709

	2024
	U.S.	International	Consolidated
Revenue	$506,809	$66,471	$573,280
Adjusted cost of sales(a)	118,985	24,188
Adjusted selling expense(b)	157,789	11,233
Adjusted marketing expense(b)	24,235	3,004
Adjusted general and administrative expense(b)	97,592	14,949
Adjusted research and development expense(c)	13,139	41
Adjusted other segment income(d)	(352)	(405)
Adjusted EBITDA	95,421	13,461	108,882
Reconciliation to loss before income taxes
Interest expense, net			(38,792)
Depreciation and amortization			(49,555)
Acquisition and related costs			(1,339)
Shareholder litigation costs			(13,802)
Restructuring costs			57
Equity-based compensation			(13,274)
Debt refinancing			(351)
Impairments of assets			(36,357)
Loss on disposal of a business			(292)
Other items(e)			(7,519)
Loss before income taxes			$(52,342)

	2023
	U.S.	International	Consolidated
Revenue	$449,860	$62,485	$512,345
Adjusted cost of sales(a)	109,889	25,760
Adjusted selling expense(b)	140,278	11,908
Adjusted marketing expense(b)	24,401	2,655
Adjusted general and administrative expense(b)	86,108	12,285
Adjusted research and development expense(c)	11,458	31
Adjusted other segment income(d)	(942)	(348)
Adjusted EBITDA	78,668	10,194	88,862
Reconciliation to loss before income taxes
Interest expense, net			(40,676)
Depreciation and amortization			(57,365)
Acquisition and related costs			(5,694)
Restructuring and succession charges			(2,331)
Equity-based compensation			(2,722)
Debt refinancing			(7,291)
Impairment of assets			(78,615)
Loss on disposal of a business			(1,539)
Other items(e)			(13,740)
Loss before income taxes			$(121,111)
(a)Adjusted cost of sales used in calculating segment Adjusted EBITDA excludes depreciation and amortization.
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
(c)Adjusted research and development expense used in calculating segment Adjusted EBITDA excludes depreciation and amortization, equity-based compensation expense.
(d)Adjusted other segment expense (income) primarily consists of foreign currency transaction and remeasurement gains and losses and other certain nonrecurring items.
(e)During the year ended December 31, 2025, other items primarily consisted of expenses related to the divestiture of the Advanced Rehabilitation Business, which was completed on December 31, 2024.
During the year ended December 31, 2024, other items primarily consisted of divestiture costs related to the Advanced Rehabilitation Business, strategic transaction costs and transformative project costs.
During the year ended December 31, 2023, other items mostly consisted of strategic transaction costs, transformative project costs, transition and severance costs and expenses related to the discontinuance of MOTYS.
15. Discontinued Operations
CartiHeal (2009) Ltd.
On July 12, 2022, the Company completed the acquisition of 100% of the remaining shares in CartiHeal, a privately held company headquartered in Israel and the developer of the proprietary Agili-C implant for the treatment of joint surface lesions in traumatic and osteoarthritic joints. The Company held an equity interest in CartiHeal prior to the acquisition.
The total purchase consideration for the acquisition of CartiHeal included cash, deferred payment obligations and contingent consideration. The Company was unable to secure a financing solution to fund the deferred payment obligations on terms the Company believed to be favorable to it and its shareholders. As a result, on February 27, 2023, the Company entered into a settlement agreement (the “Settlement Agreement”) with Elron Ventures Ltd. (“Elron” and together with the Company, the “Parties”) as representative of CartiHeal’s selling securityholders (collectively, the “Former Securityholders”). Pursuant to the Settlement Agreement, Elron, on behalf of the Former Securityholders, agreed to forbear from initiating any legal action or proceedings related to the non-payment of outstanding deferred payment obligations or contingent consideration arising from the Company’s acquisition of CartiHeal in exchange for non-refundable payments totaling $10,150.

The Company transferred 100% of its shares in CartiHeal to a trustee (the “Trustee”) for the benefit of the Former Securityholders pursuant to the Settlement Agreement. Accordingly, the Company concluded that upon execution of the Settlement Agreement, the Company ceased to control CartiHeal for accounting purposes, and therefore, deconsolidated CartiHeal effective February 27, 2023. CartiHeal was part of the Company’s International reporting segment. The Company treated the deconsolidation of CartiHeal as a discontinued operation. The loss upon disposal was $60,639 and was recorded within discontinued operations, net of tax within the consolidated statements of operations and comprehensive income (loss). The loss on disposal consists of the book value of CartiHeal’s net assets at the time of disposal, goodwill attributable to CartiHeal and the previously discussed non-refundable payments made to Elron. CartiHeal had no sales for the year ended December 31, 2023.
The following table summarizes the major income and expense line items of discontinued operations, as reported in the consolidated statements of operations for the year ended December 31:

2023
Selling, general and administrative expense	$1,728
Research and development expense	396
Change in fair value of contingent consideration(a)	1,710
Depreciation and amortization(a)	4,264
Operating loss from discontinued operations	(8,098)
Interest expense, net(a)	4,889
Other expense(b)	61,442
Other expense	66,331
Net loss from discontinued operations	(74,429)
Loss attributable to noncontrolling interest—discontinued operations	14,937
Net loss attributable to Bioventus Inc.—discontinued operations	$(59,492)
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
In connection with the preparation and filing of this Annual Report, the Company’s management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).
Based upon this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that we maintained effective internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
This Annual Report does not include an attestation report on our internal control over financial reporting of our registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.
Item 9B. Other Information.
During the quarter ended December 31, 2025, none of our directors or officers (as defined in rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
The following table sets forth information regarding our directors as of March 1, 2026:

Name	Age	Position(s)
Robert E. Claypoole	54	President, Chief Executive Officer and Director
William A. Hawkins	72	Director, Chairperson
John A. Bartholdson	55	Director
Patrick J. Beyer	60	Director
Philip G. Cowdy	58	Director
Ajay Dhankhar	55	Director
Mary Kay Ladone	59	Director
Michelle McMurry-Heath	55	Director
Guido J. Neels	77	Director
Guy P. Nohra	65	Director
Martin P. Sutter	70	Director
Susan M. Stalnecker	73	Director
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

William A. Hawkins has served as a member of our Board since September 2020 and as Chairperson of our Board since September 2020. Mr. Hawkins is a Senior Advisor to EW Healthcare Partners, a leading private equity firm investing in life sciences. From October 2011 to July 2015, Mr. Hawkins served as President and Chief Executive Officer of Immucor, Inc., a leading provider of transfusion and transplantation diagnostic products worldwide. Prior to that, Mr. Hawkins served in positions of increasing responsibility at Medtronic, Inc., a prominent medical technology company, from January 2001 to June 2011, most recently serving as its Chief Executive Officer from November 2007 to June 2011. Mr. Hawkins served as President and Chief Executive Officer of Novoste Corporation, a global leader in the field of vascular brachytherapy, from 1988 to 2002 and has also held several senior leadership positions at American Home Products (now known as Wyeth, LLC), Johnson & Johnson, Guidant Corp. and Eli Lilly and Co. Mr. Hawkins served as a member of the board of managers of BV LLC from January 2016 until the time of our IPO. Mr. Hawkins also currently serves on the board of directors of Biogen Inc. and MiMedx Group Inc., each a public biopharmaceutical company; and Baebies, Inc., Cirtec Medical Corp., Enterra Medical and Virtue Labs, LLC, each a privately-held life science company. Mr. Hawkins serves on the compensation committee and corporate governance committee of Biogen and chairs the ethics and compliance committee of MiMedx. Mr. Hawkins previously served on the Board of Directors of Avanos Medical, Inc. from 2015 to April 2021 and Immunor, Inc. from 2015 to 2021. Mr. Hawkins served on the Duke University Board of Trustees from 2011 to 2023, where he held the position of Vice Chair, and was appointed Duke University Trustee Emeritus in 2023. Mr. Hawkins also previously served as the Chair of the Duke University Health System board of directors. He is currently a member of the board of directors of the North Carolina Biotechnology Center and the Focused Ultrasound Foundation Society. Mr. Hawkins holds a Master of Business Administration from the University of Virginia Darden School of Business and received a Bachelor of Science in electrical and biomedical engineering from Duke University. Mr. Hawkins was selected to serve on our Board because of his experience in and knowledge of the life science industry.
John A. Bartholdson has served as a member of our Board since January 8, 2023. Mr. Bartholdson is the co-founder and has been a Partner of Juniper Investment Company, a private investment management firm that invests in publicly traded and private companies through concentrated ownership positions since its inception in 2007. Mr. Bartholdson has 25 years of experience leading and overseeing private and public equity investments. His experience includes extensive management oversight, service on multiple public and private company boards, and deep transactional expertise. Mr. Bartholdson presently serves as the Chairman of the board of directors of Lincoln Educational Services Corporation, a public company and a leading provider of career education and training services, and Theragenics Corporation, a private medical device company serving the surgical products and prostate cancer treatment markets. Previously, he served as a member of the board of directors of Obagi Medical Products, Inc., a public specialty pharmaceutical company, until its acquisition by Valeant Pharmaceuticals in 2013. In addition, Mr. Bartholdson has previously served on the board of directors of numerous private companies. Mr. Bartholdson was a Partner of Stonington Partners, where he worked from 1997 to 2011. Prior to that, he was an analyst at Merrill Lynch Capital Partners from 1992 to 1994. Mr. Bartholdson received his Bachelor of Arts from Duke University and his Master of Business Administration from the Stanford Graduate School of Business. Mr. Bartholdson was selected to serve on our board because of his professional investor perspective on stockholder and related matters and his significant governance, finance, capital markets and transactional experience on multiple public and private company boards.
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

Philip G. Cowdy has served as a member of our Board since September 2020. Mr. Cowdy served as the Chief Business Development and Corporate Affairs Officer for Smith & Nephew plc, a medical equipment manufacturing company, from 2018 until his retirement in May 2025. Since joining Smith & Nephew plc in June 2008, he has also served as Executive Vice President of Business Development and Corporate Affairs, Head of Corporate Affairs and Strategic Planning, Group Director of Corporate Affairs and Director of Investor Relations. Prior to joining Smith & Nephew plc, Mr. Cowdy served as a Senior Director at Deutsche Bank for 13 years, providing corporate finance and equity capital markets advice to a variety of UK-based companies. Mr. Cowdy served as a member of the board of managers of BV LLC from January 2012 to October 2017 and again from July 2018 until the time of our IPO, and has served as a member of its Audit, Compliance and Quality Committee. Mr. Cowdy received his Bachelor of Science in Natural Sciences from Durham University (UK) and is a qualified chartered accountant. Mr. Cowdy was selected to serve on our Board because of his experience in the industry, his finance experience, and his knowledge of the Company.
Ajay Dhankhar, PhD, has served as the Chief Corporate Development & Strategy Officer of Smith & Nephew since June 2025. Dr. Dhankhar founded Bluish Capital in July 2024, a strategy and financial advisory firm focused on deploying growth capital to support high quality, recently FDA approved assets, and served as its Managing Partner until his appointment to Smith & Nephew. From July 2022 to June 2024, Dr. Dhankhar served as a Managing Director in the Financial Advisory Healthcare Group of Lazard Ltd, where he was the Global Head of Medical Technology, Diagnostics and Tools. Prior to joining Lazard, Dr. Dhankhar held multiple leadership roles at McKinsey & Company over a span of 25 years, including, most recently, Senior Partner, as well as Global Head of Strategy and M&A for Life Sciences and Global Head of Life Sciences R&D. Dr. Dhankhar has a B.S. in Physics and Computer Science from Angelo State University and a PhD in Molecular Biophysics and Biochemistry from Yale University.
Mary Kay Ladone has served as a member of our Board since July 2021. Ms. Ladone served as Senior Vice President, Corporate Development, Strategy and Investor Relations, of Hill-Rom Holdings, Inc. (“Hill-Rom”), a medical technology provider, from December 2018 to December 2021. Ms. Ladone previously served as Hill-Rom’s Vice President, Investor Relations, July 2016 to December 2018. Ms. Ladone served as Senior Vice President, Investor Relations, of Baxalta Inc. from 2015 to 2016 before joining Hill-Rom. Prior to Baxalta Inc., Ms. Ladone served in a variety of senior finance, business development and investor relations roles for Baxter International, Inc. Since March 2022, Ms. Ladone has also served on the board of directors of Inogen Inc., a publicly traded supplemental oxygen therapies provider, where she is a member of the audit committee and is the chair of the compensation committee. Ms. Ladone also serves on the board of directors of Kestra Medical Technologies, Inc., a publicly traded wearable medical device and digital healthcare company, where she has been the chair of the audit committee since September 2022 and a member of the nominating and corporate governance committee since March 2025, and of Novanta Inc., a publicly traded supplier of technology solutions service to medical and advanced industrial original equipment manufacturers since July 2024. Ms. Ladone holds a Bachelor of Arts in Finance and Economics from the University of Notre Dame. Ms. Ladone was selected to serve on our Board due to her significant finance and investor relations, talent management, and M&A experience at large healthcare companies.
Michelle McMurry-Heath, MD, PhD, has served as a member of our Board since January 2022. Dr. McMurry-Heath served as President and Chief Operating Officer of the Biotechnology Innovation Organization, a membership and advocacy organization focused on improving biotech research and applying biotech innovations to major healthcare challenges, from 2020 to 2022. Dr. McMurry-Heath was previously with Johnson & Johnson (“J&J”) from 2014 to 2020, where she served as Global Head of Evidence Generation for Medical Device Companies and then Vice President of Global External Innovation and Global Leader for Regulatory Sciences. Prior to her time at J&J, Dr. McMurry-Heath was a key science policy leader in government, conducting a comprehensive analysis of the National Science Foundation’s policies, programs and personnel. President Obama then named her associate science director of the FDA’s Center for Devices and Radiological Health where she served from 2010 to 2014. From 2005 to 2010, Dr. McMurry-Heath was Director of the Health, Biomedical Science and Society Policy Program at the Aspen Institute. Dr. McMurry-Heath began her career as a Senior Policy Advisor for Senator Joseph Lieberman for Health, Social, and Biomedical Innovation Policy from 2001 to 2004. She later served as a Robert Wood Johnson Health and Society Scholar at the University of California, San Francisco and Berkeley from 2004 to 2005 and a Macarthur Fellow, Global Health for the Council on Foreign Relations from 2004 to 2006. Dr. McMurry-Heath also serves on the Board of Directors at publicly traded Revvity Inc., the former life sciences and diagnostics business of the company previously known as PerkinElmer, where she is a member of the compensation committee and previously served on its audit committee. Dr. McMurry-Heath received her M.D./Ph.D. in Immunology from Duke University’s Medical Scientist Training Program, becoming the first African American to graduate from the prestigious program, and her AB in Biochemistry from Harvard University. Dr. McMurry-Heath was selected to serve on our Board due to her significant policy, regulatory, commercial healthcare and advocacy experience.

Guido J. Neels has served as a member of our Board since September 2020. Mr. Neels has been with EW Healthcare Partners (formerly Essex Woodlands), a healthcare growth equity and venture capital firm, since August 2006, where he has served as Operating Partner since 2013. Prior to joining EW Healthcare Partners, Mr. Neels served in a variety of management positions at Guidant Corporation, a developer of cardiovascular medical products. From July 2004 until retiring in November 2005, Mr. Neels served as Guidant’s Chief Operating Officer, where he was responsible for the global operations of Guidant’s four operating units: Cardiac Rhythm Management, Vascular Intervention, Cardiac Surgery and Endovascular Solutions. From December 2002 to July 2004, Mr. Neels served as Guidant’s Group Chairman, Office of the President, responsible for worldwide sales operations, corporate communications, corporate marketing, investor relations and government relations. In January 2000, Mr. Neels was named Guidant’s President, Europe, Middle East, Africa and Canada. In addition, Mr. Neels served as Guidant’s Vice President, Global Marketing, Vascular Intervention, from 1996 to 2000 and as Guidant’s General Manager, Germany and Central Europe, from 1994 to 1996. Mr. Neels served as a member of the board of managers of BV LLC from May 2012 until the time of our IPO. Mr. Neels currently serves on the board of directors of Axogen, Inc. and is a member of its compensation committee. Mr. Neels previously served on the board of directors of Endologix, Inc. from December 2010 to June 2019 and on the board of directors of Entellus Medical from November 2009 to February 2018, each of which is a public company. Mr. Neels holds a Master in Business Administration from the Stanford University Graduate School of Business and received his Business Engineering degree from the University of Leuven in Belgium. Mr. Neels was selected to serve on our Board because of his experience in the industry, familiarity with serving on the boards of public companies and his knowledge of our business.
Guy P. Nohra has served as a member of our Board since September 2020. In March 1996, Mr. Nohra co-founded Alta Partners, a life sciences venture capital firm, and he has since been involved in the funding and development of numerous medical technology and life sciences companies. Mr. Nohra served as a member of the board of managers of BV LLC, from May 2012 until the time of our IPO. Mr. Nohra currently serves as a member of the board of directors of Spiral Therapeutics, Inc., a private life sciences company. He also previously served on the board of directors of various public companies, including ATS Medical, Inc., Cutera, Inc., AcelRx Pharmaceuticals, Inc., and ZS Pharma, as well as several private companies, including Bionure, Inc., Sanifit Therapeutics S.A., Carbylan Biosurgery, Inc., Cerenis Therapeutics, Coapt Systems, Paracor Medical, Inc. and PneumRx. Mr. Nohra holds a Master in Business Administration from the University of Chicago and received his Bachelor of Arts in History from Stanford University. Mr. Nohra was selected to serve on our Board because of his extensive experience in the life sciences industry, his investment and development experience, and his service as a director of other life sciences companies.
Susan M. Stalnecker has served as a member of our Board since September 2020. Ms. Stalnecker has been a Senior Advisor at Boston Consulting Group, a global management consulting firm, since March 2016. Ms. Stalnecker served as Vice President of E.I. duPont de Nemours and Co. (now known as DuPont de Nemours, Inc., or DuPont), a diversified science and innovations public company and leader in the fields of healthcare, electronics and transportation, from December 1976 until she retired in 2016. During her nearly 40-year career at DuPont, Ms. Stalnecker served in several senior leadership roles including Vice President, Treasurer & M&A; Vice President, Risk Management; Vice President, Government and Consumer Markets; and Vice President, Productivity & Shared Services. Ms. Stalnecker served as a member of the board of managers of BV LLC from November 2018 until the time of our IPO. Ms. Stalnecker also currently serves on the board of directors of Optimum Funds McQuairie, where she is a member of the audit committee. She previously served on the board of directors of Leidos Holding, Inc. from 2016 to 2025, where she was a member of the audit and finance committee. From 2009 to 2023, Ms. Stalnecker served on the Board of Trustees of the Duke Health System, where she was a member of the compliance, audit and finance committees. Ms. Stalnecker holds a Master of Business Administration from The Wharton School of the University of Pennsylvania and received her Bachelor of Arts from Duke University. Ms. Stalnecker was selected to serve on our Board because of her qualifications as a financial expert, and her extensive treasury, governance, risk management and investment experience, and her service as a director of other public companies.
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

Additional information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors,” “Corporate Governance” and “Committees of the Board” contained in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
The information required by this Item concerning our Audit and Risk Committee is incorporated by reference from the section captioned “Committees of the Board-Audit and Risk Committee” contained in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
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
The information required by this Item concerning compliance with Section 16(a) of the Exchange Act will be incorporated by reference from the section captioned “Delinquent Section 16(a) Reports” contained in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Item 11.     Executive Compensation.
Compensation Recovery Policy
In September 2023, the Company’s Board of Directors adopted the Bioventus, Inc. Compensation Recovery Policy (“Compensation Recovery Policy”) to comply with the clawback rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act which added a new Section 10D to the Securities Exchange Act of 1934. The Compensation Recovery Policy requires the Company to seek the return, repayment, or forfeiture of any cash or equity-based incentive compensation payment or award made or granted to any current or former executive officer of the Company during the three completed fiscal years immediately preceding the date on which the Company is required to prepare a restatement of its financial statements due to material noncompliance of the Company with any financial reporting requirement under the federal securities laws (a “Restatement”), if: (i) the payment or award was granted, earned or vested based wholly or in part upon the attainment of a restated Company financial reporting measure (including, without limitation, company stock price, total shareholder return, global revenues, net income, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted global EBITDA, funds from operations, liquidity measures, returns measures and earnings measures); and (ii) a lower payment or award would have been made or granted to the executive officer based upon the restated financial results had there not been a Restatement
Recovery Analysis of Incentive-based Compensation
As a result of the prior period error disclosed in Item 8. Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 1. Organization, the Company performed a recovery analysis pursuant to its Compensation Recovery Policy. Through its recovery analysis, the Company determined that the prior period error does not impact the financial reporting measures used by the Company to determine incentive-based compensation of executives, and therefore no incentive compensation had been earned or paid to covered executives during the recovery period based on the pre-restatement financials. Thus, the Company concluded that no recovery was required.
The additional information required by this Item is incorporated by reference from the section captioned “Executive and Director Compensation” contained in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Item 12.    Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference from the section captioned “Equity-based Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” contained in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference from the section captioned “Certain Relationships and Related Party Transactions” contained in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference from the section captioned “Report of the Audit and Risk Committee of the Board of Directors” contained in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Financial Statements. See the table of contents under Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K above for the list of financial statements filed as part of this report.
(b)Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of March 30, 2021, by and among Bioventus LLC, Bioness Inc., Perseus Intermediate, Inc., Perseus Merger Sub, Inc., Alfred E. Mann Living Trust and Mann Group, LLC.	8-K	001-37844	10.1	3/31/2021

2.2	Agreement and Plan of Merger, dated July 29, 2021, by and among Bioventus Inc., Oyster Merger Sub I, Inc., Oyster Merger Sub II, LLC and Misonix, Inc.	8-K	001-37844	2.1	7/29/2021

2.3	Asset Purchase Agreement, dated as of May 10, 2023, by and among Misonix, LLC, Solsys Medical, LLC, Bioventus LLC and LifeNet Health.	8-K	001-37844	2.1	5/16/2023

2.4	Purchase and Sale Agreement, dated as of September 30, 2024, by and among Bioventus LLC, Bioness Inc., Bioventus Cooperatief, U.A., and Rehab Acquisition Corporation, III.	8-K	001-37844	2.1	10/4/2024

3.1	Second Amended and Restated Certificate of Incorporation of Bioventus Inc.	8-K	001-37844	3.1	6/17/2024

3.1(a)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Bioventus Inc.	8-K	001-37844	3.1	6/17/2024

3.2	Second Amended and Restated Bylaws of Bioventus Inc.	8-K	001-37844	3.2	6/17/2024

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1	333-252238	4.1	1/20/2021

4.2	Description of Capital Stock.	10-K	001-37844	4.2	3/11/2025

10.1	Tax Receivable Agreement, dated as of February 16, 2021, by and among Bioventus Inc., Bioventus LLC and its Members.	8-K	001-37844	10.2	2/17/2021

10.2	Registration Rights Agreement, dated February 16, 2021, by and among Bioventus Inc. and the Original LLC.	8-K	001-37844	10.3	2/17/2021

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.3	Second Amended and Restated Limited Liability Company Agreement of Bioventus LLC dated as of February 16, 2021.	8-K	001-37844	10.1	2/17/2021

10.4	Stockholders Agreement, dated February 16, 2021, by and among Bioventus Inc., Bioventus LLC and the Principal Stockholders.	8-K	001-37844	10.4	2/17/2021

10.4(a)	Amendment No. 1 to Stockholders Agreement, dated June 19, 2024, by and among Bioventus Inc., Bioventus LLC and the Principal Stockholders.	8-K	001-37844	10.1	6/21/2024

10.5†	Amended and Restated License Agreement, dated as of December 9, 2016, by and between Bioventus LLC, Q-Med AB and Nestlé Skin Health S.A.	S-1	333-252238	10.5	1/20/2021

10.6†	Amended and Restated Supply Agreement, dated as of December 9, 2016, by and between Bioventus LLC and Q-Med AB.	S-1	333-252238	10.6	1/20/2021

10.7†	Exclusive License, Supply and Distribution Agreement, dated as of February 9, 2016, by and between IBSA Institut Biochimique SA (Switzerland) and Bioventus LLC.	S-1	333-252238	10.7	1/20/2021

10.7(a)†	Amendment No. 1 to Exclusive License, Supply and Distribution Agreement, dated as of December 31, 2018, by and between IBSA Institut Biochimique SA (Switzerland) and Bioventus LLC.	S-1	333-252238	10.7(a)	1/20/2021

10.7(b)†	Amendment No. 2 to Exclusive License, Supply and Distribution Agreement, dated as of December 31, 2020, by and between IBSA Institut Biochimique SA (Switzerland) and Bioventus LLC.	S-1/A	333-252238	10.7(b)	2/4/2021

10.8	Credit and Guaranty Agreement, dated as of December 6, 2019, by and among Bioventus LLC, certain Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent and the lenders and other financial institutions party thereto.	S-1	001-37844	10.11	1/20/2021

10.8(a)	Amendment No. 1 to Credit and Guaranty Agreement, dated as of August 29, 2021, by and among Bioventus LLC, certain Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions party thereto.	10-Q	001-37844	10.1	11/10/2021

10.8(b)	Amendment No. 2 to Credit and Guaranty Agreement, dated as of October 29, 2021, by and among Bioventus LLC, Oyster Merger Sub I, LLC, Oyster Merger Sub II, LLC, Misonix, Inc., certain Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders and other financial institutions party thereto.	8-K	001-37844	10.1	10/29/2021

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.8(c)	Amendment No. 3 to Credit and Guaranty Agreement between Bioventus LLC, Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent, dated July 11, 2022.	8-K	001-37844	10.1	7/12/2022

10.8(d)	Amendment No. 4 to Credit and Guaranty Agreement between Bioventus LLC, Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent, dated March 31, 2023.	10-K	001-37844	10.8(d)	3/31/2023

10.8(e)	Amendment No. 5 to Credit and Guaranty Agreement between Bioventus LLC, Guarantor Subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent and collateral agent, and the lenders and other financial institutions party thereto, dated January 18, 2024.	8-K	001-37844	10.1	1/19/2024

10.9	Credit Agreement between Bioventus LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders and other financial institutions party thereto, dated July 31, 2025.	8-K	001-37844	10.1	8/4/2025

10.10^	Director Offer Letter, dated as of December 11, 2015, by and between Bioventus LLC and William A. Hawkins.	S-1	333-252238	10.33	1/20/2021

10.11^	Director Offer Letter, dated as of October 3, 2018, by and between Bioventus LLC and Susan M. Stalnecker.	S-1	333-252238	10.38	1/20/2021

10.12^	Bioventus Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-252238	10.44	2/4/2021

10.13^	Bioventus Inc. 2021 Equity Incentive Plan.	10-Q	001-37844	10.3	8/12/2022

10.14^	Form of Notice of Stock Option Grant and Stock Option Agreement.	S-1/A	333-252238	10.47	2/10/2021

10.15^	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	S-1/A	333-252238	10.48	2/10/2021

10.16^	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (2025).	10-K	001-37844	10.15	3/11/2025

10.17^	Form of Bioventus Performance Restricted Stock Unit Award Grant Notice and Agreement (2025).	10-K	001-37844	10.16	3/11/2025

10.18^	Form of Bioventus Performance Restricted Stock Unit Award Grant Notice and Agreement (2026).					*

10.19^	Bioventus Inc. Non-Employee Director Compensation Policy.	S-1/A	333-252238	10.51	2/10/2021

10.20^	Employment Agreement, dated as of February 9, 2021, by and among Bioventus Inc., Bioventus LLC and Anthony D’Adamio.	S-1/A	333-252238	10.55	2/10/2021

10.21	Form of Indemnification Agreement.	S-1/A	333-252238	10.46	2/4/2021

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.22	Lease Agreement, dated November 17, 2021, between Bioventus LLC and 7101 Goodlett Farms Parkway, LLC.	8-K	001-37844	10.1	11/22/2021

10.22(a)	Amendment to the Lease Agreement, dated October 14, 2024, between Bioventus LLC and 7101 Goodlett Farms Parkway, LLC.	10-K	001-37844	10.20	3/11/2025

10.23^	Revised Employment Agreement, dated as of February 14, 2022, by and among Bioventus Inc., Bioventus LLC and Mark Singleton.	8-K	001-37844	10.1	2/28/2022

10.24^	Bioventus Inc. Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement Inducement Award.	S-8	333-264050	99.1	4/1/2022

10.25^	Bioventus Inc. Notice of Stock Option Grant Inducement Award.	S-8	333-264050	99.2	4/1/2022

10.26	Settlement Agreement by and among CartiHeal (2009) Ltd., Bioventus LLC, Elron Ventures Ltd., and certain other parties detailed therein, dated February 27, 2023.	10-Q	001-37844	10.3	5/16/2023

10.27†	Amended and Restated Exclusive Distribution Agreement No. 2, between Bioventus LLC and Seikagaku Corporation and dated as of December 22, 2020.	S-1	333-252238	10.9	1/20/2021

10.28^	Consulting Agreement between Alessandra Pavesio and Bioventus LLC, dated as of January 1, 2023.	10-Q	001-37844	10.1	5/16/2023

10.29^	Bioventus Inc. 2023 Retention Equity Award Plan.	8-K	001-37844	10.1	6/9/2023

10.30^	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement.	8-K	001-37844	10.2	6/9/2023

10.31^	Employment Agreement, between Robert E. Claypoole and Bioventus Inc., dated as of December 19, 2023.	8-K	001-37844	10.1	12/21/2023

10.32^	Form of Bioventus Inc. Inducement Award - Restricted Stock Unit Agreement.	8-K	001-37844	10.2	12/21/2023

10.33^	Form of Bioventus Inc. Inducement Award - Option Agreement.	8-K	001-37844	10.3	12/21/2023

10.34^	Form of Letter Agreement Amending Restricted Stock Unit Award Agreements and Grant Notices.					*

19.1	Bioventus Inc. Insider Trading Policy, dated as of February 10, 2021	10-K	001-37844	19.1	3/11/2025

21.1	Listing of Subsidiaries.					*

23.1	Consent of Grant Thornton LLP (Bioventus Inc.).					*

31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

Exhibit no.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
31.2	Certification of President and Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.					*

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

97.1	Bioventus Inc. Compensation Recovery Policy, dated September 7, 2023.	10-K	001-37844	97.1	3/12/2024

99.1	List of patents and pending patent applications directed to Bioventus Inc.’s material products.					*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					***

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					***

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					***

101.DEF	Inline XBRL Extension Definition Linkbase Document.					***

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					***

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					***

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 10.					***
*     Filed herewith.
**     Furnished herewith.
***     Submitted electronically herewith.
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
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOVENTUS INC.

	By:	/s/	Robert E. Claypoole
		Name:	Robert E. Claypoole
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)
March 5, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Date	Title

/s/ Robert E. Claypoole	March 5, 2026	President, Chief Executive Officer and Director (Principal Executive Officer)
Robert E. Claypoole

/s/ Mark L. Singleton	March 5, 2026	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Mark L. Singleton

/s/ William A. Hawkins III	March 5, 2026	Chairman
William A. Hawkins III

/s/ John A. Bartholdson	March 5, 2026	Director
John A. Bartholdson

/s/ Patrick J. Beyer	March 5, 2026	Director
Patrick J. Beyer

/s/ Philip G. Cowdy	March 5, 2026	Director
Philip G. Cowdy

/s/ Ajay Dhankhar	March 5, 2026	Director
Ajay Dhankhar

/s/ Mary Kay Ladone	March 5, 2026	Director
Mary Kay Ladone

/s/ Michelle McMurry-Heath	March 5, 2026	Director
Michelle McMurry-Heath

/s/ Guido J. Neels	March 5, 2026	Director
Guido J. Neels

/s/ Guy P. Nohra	March 5, 2026	Director
Guy P. Nohra

/s/ Susan M. Stalnecker	March 5, 2026	Director
Susan M. Stalnecker

/s/ Martin P. Sutter	March 5, 2026	Director
Martin P. Sutter