Form 10-Q
period 2026-03-28
Bioventus Inc.
filed 2026-05-06
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of April 27, 2026, there were 67,748,048 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and actual results may differ materially from those set forth in the forward-looking statements. Important factors that may cause actual results to differ materially from current expectations include, among other things: the risks related to unexpected increases in the volume of rebate claims; the risks related to tariffs and unexpected changes in tariffs, trade barriers and regulatory requirements, export licensing requirements or other restrictive actions by the United States or retaliatory tariffs and other actions taken by foreign governments; the U.S. Food and Drug Administration (“FDA”) regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; we may be unable to successfully commercialize newly developed or acquired products or therapies within expected timeframes; if clinical studies of our future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; if we fail to properly manage growth or scale our business processes, systems, or data management, our business could suffer; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel necessary to execute our strategic plans; demand for our products may decrease as a result of healthcare cost-containment and drug pricing initiatives by the federal government, which could negatively impact the commercial success of affected products; we may face issues with respect to the supply of our products or their components due to product quality and regulatory compliance issues, including increased costs, disruptions of supply, shortages, contamination or mislabeling; we might not meet certain of our debt covenants under our 2025 Credit Agreement and might be required to repay our indebtedness on an accelerated basis; there are restrictions on operations and other costs associated with our indebtedness; we might require additional capital to fund our current financial obligations and support business growth; failure to establish and maintain effective financial controls could adversely affect our business and stock price; we might not be able to complete acquisitions or successfully integrate new businesses, products or technologies in a cost-effective and non-disruptive manner; our cash is maintained at financial institutions, often in balance that exceed federally insured limits; we are subject to securities class action litigation and may be subject to similar or other litigation, in the future, which will require significant management time and attention, result in significant legal expenses or costs not covered by our insurers, and may result in unfavorable outcomes; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; the proposed down classification of non-invasive bone growth stimulators, including our EXOGEN system, by the FDA could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of EXOGEN; failure to achieve and maintain adequate levels of coverage and/or reimbursement for our products or future products, the procedures using our products, such as our hyaluronic acid (“HA”) viscosupplements, or future products we may seek to commercialize; pricing and other competitive factors; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; if our HA products are reclassified from medical devices to drugs in the United States by the FDA, it could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; issues relating to the supply of our products or their components due to product quality and regulatory compliance issues, including increased costs, disruptions of supply, shortages, contamination or mislabeling; our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture certain of our products; economic, political, regulatory and other risks related to international sales, manufacturing and operations; failure to maintain contractual relationships; security breaches, unauthorized access to or disclosure of information, cyberattacks, or other incidents, or the perception that confidential information in our or our vendors’ or service providers’ possession or control is not secure; failure of key information technology and communications systems, process or sites; risks related to our future capital needs; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; unstable political or economic conditions, including due to government shutdowns; legislative or regulatory reforms; our business might experience adverse impacts due to public health outbreaks; risks related to intellectual property matters; the dilution of our Class A common stockholders upon an exchange of the outstanding common membership interests in Bioventus LLC could adversely affect the market price of our Class A common stock and the resale of such shares could cause the market price of our Class A common stock to fall; and the other risks identified in our Annual Report on Form 10-K for the year ended December 31, 2025 as such factors may be updated from time to time in our other filings with the SEC which are accessible on the SEC’s website at www.sec.gov and the Investor Relations page of Bioventus’ website at https://ir.bioventus.com. You are urged to consider these risk factors carefully in evaluating forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any estimate or forward-looking statement for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Bioventus Inc.
Consolidated Condensed Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 28, 2026 and March 29, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	$132,089	$123,876
Cost of sales (including depreciation and amortization of $10,087 and $10,265, respectively)	41,320	40,820
Gross profit	90,769	83,056
Selling, general and administrative expense	78,325	73,502
Research and development expense	2,467	3,011
Restructuring costs	454	—
Depreciation and amortization	1,107	1,593
Loss on disposals	—	81
Operating income	8,416	4,869
Interest expense, net	4,326	7,509
Other (income) expense	(427)	777
Other expense	3,899	8,286
Income (loss) before income taxes	4,517	(3,417)
Income tax expense (benefit), net	571	(95)
Net income (loss)	3,946	(3,322)
(Income) loss attributable to noncontrolling interest	(833)	685
Net income (loss) attributable to Bioventus Inc.	$3,113	$(2,637)

Net income (loss)	$3,946	$(3,322)
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustments	(1,468)	633
Change in the fair value of cash flow hedges	1,000	—
Comprehensive income (loss)	3,478	(2,689)
Comprehensive (income) loss attributable to noncontrolling interest	(744)	563
Comprehensive income (loss) attributable to Bioventus Inc.	$2,734	$(2,126)

Income (loss) per share of Class A common stock:
Basic	$0.05	$(0.04)
Diluted	$0.04	$(0.04)

Weighted-average shares of Class A common stock outstanding:
Basic	67,296,336	66,008,683
Diluted	70,008,291	66,008,683

The accompanying notes are an integral part of these consolidated condensed financial statements.

Bioventus Inc.
Consolidated Condensed Balance Sheets as of March 28, 2026 and December 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

	March 28, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35,846	$51,238
Accounts receivable, net	120,525	128,303
Inventory	83,187	82,236
Prepaid and other current assets	10,255	11,065
Total current assets	249,813	272,842
Property and equipment, net	21,294	21,899
Goodwill	7,462	7,462
Intangible assets, net	359,659	368,419
Operating lease assets	4,687	5,122
Deferred tax assets	5,522	5,522
Investment and other assets	2,102	2,293
Total assets	$650,539	$683,559

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,050	$10,928
Accrued liabilities	101,135	130,242
Current portion of long-term debt	18,750	15,000
Other current liabilities	4,160	4,210
Total current liabilities	148,095	160,380
Long-term debt, less current portion	253,326	278,951
Deferred income tax liabilities	568	433
Other long-term liabilities	14,285	15,348
Total liabilities	416,274	455,112
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of March 28, 2026 and December 31, 2025, 67,639,073 and 67,097,716 shares issued and outstanding as of March 28, 2026 and December 31, 2025, respectively	68	67
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of March 28, 2026 and December 31, 2025	16	16
Additional paid-in capital	522,912	520,851
Accumulated deficit	(331,816)	(334,929)
Accumulated other comprehensive loss	(2,279)	(1,900)
Total stockholders’ equity attributable to Bioventus Inc.	188,901	184,105
Noncontrolling interest	45,364	44,342
Total stockholders’ equity	234,265	228,447
Total liabilities and stockholders’ equity	$650,539	$683,559
The accompanying notes are an integral part of these consolidated condensed financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
Three Months Ended March 28, 2026 and March 29, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Three Months Ended March 28, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2025	67,097,716	$67	15,786,737	$16	$520,851	$(1,900)	$(334,929)	$44,342	$228,447
Issuance of Class A common stock for equity plans	541,357	1	—	—	119	—	—	—	120
Tax withholdings on equity-based compensation awards	—	—	—	—	(1,044)	—	—	—	(1,044)
Net income	—	—	—	—	—	—	3,113	833	3,946
Change in noncontrolling interest allocation	—	—	—	—	242	—	—	(242)	—
Equity-based compensation	—	—	—	—	2,744	—	—	520	3,264
Cash flow hedging, net	—	—	—	—	—	810	—	190	1,000
Translation adjustment	—	—	—	—	—	(1,189)	—	(279)	(1,468)
Balance at March 28, 2026	67,639,073	$68	15,786,737	$16	$522,912	$(2,279)	$(331,816)	$45,364	$234,265

Three Months Ended March 29, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2024	65,758,341	$66	15,786,737	$16	$508,092	$(2,573)	$(357,661)	$37,664	$185,604
Issuance of Class A common stock for equity plans	473,047	—	—	—	150	—	—	—	150
Net loss	—	—	—	—	—	—	(2,637)	(685)	(3,322)
Change in noncontrolling interest allocation	—	—	—	—	159	—	—	(159)	—
Equity-based compensation	—	—	—	—	2,021	—	—	393	2,414
Translation adjustment	—	—	—	—	—	511	—	122	633
Balance at March 29, 2025	66,231,388	$66	15,786,737	$16	$510,422	$(2,062)	$(360,298)	$37,335	$185,479
The accompanying notes are an integral part of these consolidated condensed financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Cash Flows
Three Months Ended March 28, 2026 and March 29, 2025
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Operating activities:
Net income (loss)	$3,946	$(3,322)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	11,205	11,865
Provision for credit losses	230	650
Equity-based compensation	3,264	2,414
Deferred income taxes	135	43
Loss on disposals	—	81
Unrealized loss (gain) on foreign currency fluctuations	54	(242)
Other, net	275	381
Changes in operating assets and liabilities:
Accounts receivable	7,318	9,004
Inventories	(2,648)	(1,881)
Accounts payable and accrued expenses	(15,367)	(39,104)
Other current and noncurrent assets and liabilities	522	780
Net cash from operating activities	8,934	(19,331)
Investing activities:
Purchase of property and equipment	(574)	(826)
Net cash from investing activities	(574)	(826)
Financing activities:
Proceeds from issuance of Class A common stock	120	150
Tax withholdings on equity-based compensation	(1,044)	—
Payment of contingent consideration	—	(9,000)
Borrowing on revolver	—	15,000
Payment on revolver	—	(5,000)
Payments on long-term debt	(22,000)	—
Other, net	(220)	(203)
Net cash from financing activities	(23,144)	947
Effect of exchange rate changes on cash	(608)	430
Net change in cash and cash equivalents	(15,392)	(18,780)
Cash and cash equivalents at the beginning of the period	51,238	41,582
Cash and cash equivalents at the end of the period	$35,846	$22,802
Supplemental disclosure of noncash investing and financing activities:
Accounts payable for purchase of property, plant and equipment	$534	$140

The accompanying notes are an integral part of these consolidated condensed financial statements.

Bioventus Inc.
Notes to the Unaudited Consolidated Condensed Financial Statements
(Amounts in thousands, except unit and share amounts)
1. Organization
The Company
Bioventus Inc. (together with its subsidiaries, the “Company”) was formed as a Delaware corporation as part of an initial public offering (“IPO”) in February 2021, conducted through what is commonly referred to as an umbrella partnership C Corporation (“UP-C”) structure. Bioventus Inc. functions as a holding company with no direct operations, material assets or liabilities other than the equity interest in Bioventus LLC and its subsidiaries (“BV LLC”). BV LLC is a limited liability company formed under the laws of the state of Delaware on November 23, 2011 and operates as a partnership. The Company has majority interest, sole voting interest, and controls the management of BV LLC. As a result, the Company consolidates the financial results of BV LLC and reports a noncontrolling interest representing the interest of BV LLC held by its continuing LLC owner.
The Company is a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically-proven solutions. The Company is headquartered in Durham, North Carolina and had approximately 940 employees at March 28, 2026.
Interim Periods
The Company reports quarterly interim periods on a 13-week basis within a standard calendar year. Each annual reporting period begins on January 1 and ends on December 31. Each quarter ends on the Saturday closest to calendar quarter-end, with the exception of the fourth quarter, which ends on December 31. The 13-week quarterly periods for fiscal year 2026 end on March 28, June 27, and September 26. Comparable periods for 2025 ended on March 29, June 28, and September 27. The first and fourth quarters may vary in length depending on the calendar year.
Unaudited Interim Financial Information
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated condensed balance sheets at December 31, 2025 have been derived from the audited consolidated financial statements of the Company, but do not include all the disclosures required by U.S. GAAP.
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

Recent Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-11 (“ASU 2025-11”), Interim Reporting (Topic 270). The amendments in this update result in a comprehensive list of interim disclosures that are required by U.S. GAAP. The objective of ASU 2025-11 is to provide clarity about the current requirements, rather than expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The intent of the disclosure principle, which is modeled after previous disclosure requirements, is to help entities determine whether disclosures not specified in Topic 270 should be disclosed in interim reporting periods. The amendments in ASU 2025-11 also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating ASU 2025-11 to determine its impact on the Company’s consolidated condensed financial statements and disclosures, as well as the method and timing of adoption.
In November 2025, the FASB issued Accounting Standards Update 2025-09 (“ASU 2025-09”), Derivatives and Hedging (Topic 815). The objective of ASU 2025-09 is to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments included in ASU 2025-09 intend to better reflect strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions by: (1) expanding the hedged risks permitted to be aggregated in a group of individually forecasted transactions, thereby enabling entities to apply hedge accounting to potentially broader portfolios of forecasted transactions; (2) establishing an operable model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable-rate debt instruments with contractual terms that permit the borrower to change the interest rate index and interest rate frequency upon which interest is accrued; (3) expanding hedge accounting for forecasted purchases and sales of nonfinancial assets; (4) updating the hedge accounting guidance to accommodate differences in the loan and swap markets that developed after the cessation of the London Interbank Offered Rate; and (5) eliminating the recognition and presentation mismatch related to a dual hedge strategy. ASU 2025-09 will be effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of ASU 2025-09. The amendments under ASU 2025-09 must be adopted on a prospective basis for all hedging relationships. An entity may elect to adopt ASU 2025-09 for hedging relationships that exist as of the date of adoption and is permitted to modify certain critical terms of certain existing hedging relationships without dedesignating the hedge. The Company is currently evaluating ASU 2025-09 to determine its impact on the Company’s consolidated condensed financial statements and disclosures.
In September 2025, the FASB issued Accounting Standards Update 2025-06 (“ASU 2025-06”), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). ASU 2025-06 eliminates prescriptive and sequential software development stages, thus requiring entities to capitalize software costs when both of the following occur: (1) management authorizes and commits to funding the software project; and (2) it is probable that the project will be completed and the software will be used to perform its intended function (referred to as the “probable-to-complete recognition method”). In evaluating the probable-to-complete recognition method, an entity must consider whether there is significant uncertainty associated with the development activities of the software (referred to as “significant development uncertainty”). The two factors to consider in determining whether there is significant development uncertainty are whether: (1) the software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing; and (2) the company has determined what it needs the software to do (for example, functions or features), including whether the company has identified or continues to substantially revise the software’s significant performance requirements. ASU 2025-06 specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment—Overall are required for all capitalized internal-use software costs, regardless of how the company presents those costs in the financial statements. Additionally, ASU 2025-06 clarifies that the intangibles disclosures are not required for capitalized internal-use software costs. Further, ASU 2025-06 supersedes the website development costs guidance and incorporates the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. ASU 2025-06 will be effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments under ASU 2025-06 may be adopted prospectively, retrospectively, or with a modified transition adoption for certain in-process projects. The Company is currently evaluating ASU 2025-06 to determine its impact on the Company’s consolidated condensed financial statements and disclosures, as well as the method and timing of adoption.

In November 2024, the FASB issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires additional disclosures regarding income statement expense categories. The additional disclosures will further disaggregate relevant expense captions in tabular form within the notes to the consolidated condensed financial statements because they include one or more expense categories such as: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other types of depletion expenses. ASU 2024-03 also requires: (i) disclosure of certain amounts that are already required to be disclosed under current requirements in the same disclosure as the other disaggregation requirements; (ii) a qualitative description of the amount remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iii) disclosure of the definition of and the total amount of selling expenses. In January 2025, the FASB issued Accounting Standards Update 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date, further defining that ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within the annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update, or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating ASU 2024-03 to determine the method of adoption and its impact on the Company’s disclosures. The Company plans to adopt ASU 2024-03 in its Annual Report on Form 10-K for the fiscal year ending December 31, 2027. The Company expects that further disaggregation of income statement captions will be necessary, which will be disclosed in the notes to the consolidated condensed financial statements upon the adoption of ASU 2024-03.
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
Accounts receivable, net of allowances, consisted of the following as of:

	March 28, 2026	December 31, 2025
Accounts receivable	$123,584	$131,206
Less: Allowance for credit losses	(3,059)	(2,903)
	$120,525	$128,303
Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on aging of its accounts receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base and had one customer representing approximately 23.4% and 28.1% of the accounts receivable balance as of March 28, 2026 and December 31, 2025, respectively. Historically, the Company’s reserves have been adequate to cover credit losses.
Inventory
Inventory consisted of the following as of:

	March 28, 2026	December 31, 2025
Raw materials and supplies	$19,301	$21,240
Finished goods	63,886	60,996
	$83,187	$82,236

Accrued Liabilities
Accrued liabilities consisted of the following as of:

	March 28, 2026	December 31, 2025
Gross-to-net deductions	$58,906	$73,487
Bonus and commission	12,449	25,040
Compensation and benefits	6,194	6,560
Accrued interest	2,848	3,168
Income and other taxes	4,809	5,135
Other liabilities	15,929	16,852
	$101,135	$130,242
3. Divestitures
On December 31, 2024, the Company completed the sale of certain products within its advanced rehabilitation business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (collectively, the “Advanced Rehabilitation Business”). The divestiture aligns with the Company’s focus on core operations and the Advanced Rehabilitation Business required additional research and development expenditures to achieve its next stage of growth. The Company may receive up to $20,000 in contingent earn-out payments based on the achievement of certain revenue and financial performance thresholds related to the Advanced Rehabilitation Business during the fiscal year ending December 31, 2026.
4. Financial Instruments
Long-term debt consisted of the following as of:

2025 Credit Agreement	March 28, 2026	December 31, 2025
2025 Term Loan	$274,250	$296,250
Less:
Current portion of long-term debt	(18,750)	(15,000)
Unamortized debt issuance cost	(539)	(570)
Unamortized discount	(1,635)	(1,729)
	$253,326	$278,951
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
Proceeds from the 2025 Term Loan, borrowings of $30,000 under the 2025 Revolver, and $2,562 in available cash were used to repay the outstanding balance under the 2019 Credit and Guaranty Agreement, as amended, which totaled $332,562 as of July 31, 2025.
The Company evaluated the refinancing of the 2019 Credit and Guaranty Agreement on a creditor‑by‑creditor basis. Transactions with continuing lenders were recognized as modifications of existing debt. In relation to the new lender, the transaction was recognized as the issuance of new debt. The Company accounted for transactions with exiting lenders as debt extinguishments.
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

As of March 28, 2026, the outstanding balance on the 2025 Term Loan was $272,076, net of discount of $1,635 and deferred financing costs of $539. These amounts include portions of the original issue discounts and deferred financing costs attributable to returning Lenders from the 2019 Credit and Guaranty Agreement. Interest expense, net includes deferred cost amortization of $163 and $381 for the three months ended March 28, 2026 and March 29, 2025, respectively. The effective interest rate on the 2025 Term Loan was 5.67% as of March 28, 2026.
The 2025 Term Loan and 2025 Revolver mature on July 31, 2030 (“Maturity”). On March 27, 2026, the Company made a discretionary prepayment of $22,000 on the 2025 Term Loan that reduced the final payment due at Maturity. The remaining scheduled principal payments for the 2025 Term Loan as of March 28, 2026 are as follows:

Period	Scheduled Quarterly Payments(a)	Annually
2026	3,750	15,000
2027	3,750	15,000
2028	3,750	15,000
2029	3,750	15,000
2030	3,750	7,500
2030 - Final payment at Maturity	—	206,750
(a)Scheduled quarterly payments occur on March 31, June 30, September 30, and December 31 of each year.
The estimated fair value of the 2025 Term Loan, using the midpoint of the Bloomberg Valuation, was $261,566 as of March 28, 2026. This is classified as a Level 2 instrument within the fair value hierarchy.
Interest - 2025 Credit Agreement
The 2025 Term Loan and the 2025 Revolver permit the Company to elect either the Secured Overnight Financing Rate (“SOFR”) or the Base Rate (“BR”) option for all or portions of the borrowings. Both rate options are calculated using a base interest rate plus a margin, which is determined based on the Company’s leverage ratio, which is the ratio of consolidated net indebtedness to consolidated EBITDA, as specified in the 2025 Credit Agreement.
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
As of March 28, 2026, the Company had three LOCs outstanding, reducing LOC capacity to approximately $5,893. All outstanding LOCs incur fees equal to the interest margin for SOFR based loans under the 2025 Revolver, applied to the undrawn and unexpired amount of each LOC. These LOC fees are payable quarterly in arrears. As of December 31, 2025, the Company had $100,000 available under the 2025 Revolver, excluding the effect of outstanding LOCs.

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
The 2025 Credit Agreement also contains financial covenants including a maximum consolidated total net leverage quarterly ratio of 3.50 to 1.00. The Company may elect to increase such ratio level by 0.50 to 1.00 following certain permitted acquisitions. A minimum interest coverage ratio of 2.50 to 1.00 must also be maintained. The 2025 Revolver also includes standard provisions related to conditions of borrowing and customary events of default. The Company does not expect any of these covenants or restrictions to affect or limit its ability to conduct business in the ordinary course.
The Company was in compliance with the financial covenants under the 2025 Credit Agreement as of March 28, 2026.
Interest Rate Swaps
The Company uses two interest rate swaps to mitigate the interest rate risk associated with its floating-rate SOFR-based borrowings under the 2025 Credit Agreement. Under the terms of the swaps, the Company pays a fixed interest rate in exchange for SOFR-based variable interest throughout the life of the instruments, the majority of which expire July 31, 2028. The interest rate swaps have a weighted average fixed interest rate of 3.60% and an aggregate notional value of $150,000, or 50.0% of the initial 2025 Term Loan. Refer to Note 5. Fair Value Measurements for additional information regarding the valuation of the interest rate swaps.
5. Fair Value Measurements
The process for determining fair value has not changed from that described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. The Company does not have any assets or liabilities measured at fair value using Level 1 or Level 3 inputs. The Company’s interest rate swaps, which are measured using Level 2 inputs, were in an asset position of $9 as of March 28, 2026, compared to a liability position of $991 as of December 31, 2025. Interest rate swap assets and liabilities are recorded in prepaid and other current assets and accrued liabilities, respectively, within the consolidated condensed balance sheets.
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
The Company evaluates the effectiveness of its hedge instruments quarterly and both instruments were effective as of March 28, 2026. The Company does not hold or issue derivative instruments for trading purposes. Cash flows associated with hedging instruments are presented in the same category in the statement of cash flows as those of the hedged item. Accordingly, settlements of interest rate swaps are classified as operating activities, consistent with the classification of interest payments on the related debt.
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
The following table presents cash flow hedge activity recognized in AOCI for the three months ended March 28, 2026:

Interest Rate Swaps
Cash flow hedge fair value gain(a)	$1,000
(a)    Represents the total change in fair value of cash flow hedges recognized during the period, of which $190 was recognized in AOCI attributable to noncontrolling interest.

There was no income tax benefit or expense associated with the Company’s interest rate swaps or reclassifications out of AOCI during the three months ended March 28, 2026. The Company maintains a full valuation allowance against its deferred tax assets.
Interest payables and receivables under the interest rate swaps are accrued and recorded as adjustments to interest expense, net in the consolidated condensed statements of operations and comprehensive income (loss).
6. Equity-Based Compensation
2021 Plan
The Company operates an equity-based compensation plan (the “2021 Plan”), which allows for the issuance of nonqualified stock options, restricted stock, dividend equivalents, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock-based and cash awards (collectively, the “2021 Plan Awards”). As of March 28, 2026, 26,963,662 shares of Class A common stock have been authorized to be awarded under the 2021 Plan and 11,817,142 shares were available for 2021 Plan Awards.
2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of March 28, 2026, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 69,050 shares were available for Retention Awards.
Activity under the Plans
Expense
Equity-based compensation, net for Awards granted under the Plans for the three months ended March 28, 2026 and March 29, 2025 totaled $3,264 and $2,414, respectively. The expense is primarily included in selling, general and administrative expense with a nominal amount in research and development expense within the consolidated condensed statements of operations and comprehensive income (loss), based upon the classification of the employee. There were no income tax benefits related to equity-based compensation expense for the three months ended March 28, 2026 and March 29, 2025.
Restricted Stock Units
During the three months ended March 28, 2026, the Company granted time-based RSUs which vest at various dates through March 13, 2030. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to RSUs totaled $22,381 at March 28, 2026, and is expected to be recognized over a weighted-average period of approximately 3.57 years. A summary of the RSU award activity for the three months ended March 28, 2026 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2025	2,777	$6.90
Granted	1,870	8.58
Vested	(637)	7.72
Forfeited or canceled	(29)	6.87
Unvested at March 28, 2026	3,981	$7.56
Performance Restricted Stock Units
During the three months ended March 28, 2026, the Company granted PRSUs subject to a 3-year cliff vesting period, contingent upon the achievement of a designated market condition at the end of the vesting term. The market condition is based on the Company’s relative total shareholder return (“TSR”). Compensation expense related to PRSUs is recognized on a straight-line basis over the 3-year vesting period. The fair value of the PRSUs was determined on the grant date using a Monte Carlo simulation model, which estimated TSR for the Company’s Class A common stock relative to a peer group consisting of companies included in the Russell 2000 Medical Equipment Index, along with additional selected companies. The number of shares of Class A common stock issuable upon vesting of the PRSUs is determined based on achievement of the TSR. Actual shares issued may range from 0% to 200% of the target award granted.

Unamortized compensation expense related to PRSUs totaled $6,031 at March 28, 2026, and is expected to be recognized over a weighted-average period of approximately 2.65 years. A summary of PRSU award activity for the three months ended March 28, 2026 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2025	159	$10.37
Granted	386	13.13
Unvested at March 28, 2026	545	$12.32
Stock Options
During the three months ended March 28, 2026, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the three months ended March 28, 2026 is shown in the following table:

Risk-free interest rate	4.0%
Expected dividend yield	—%
Expected stock price volatility	39.5% - 39.7%
Expected life of stock options (years)	6.25
The weighted-average grant date fair value of options granted during the three months ended March 28, 2026 was $3.93 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the peer Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $6,004 at March 28, 2026, and is expected to be recognized over a weighted-average period of approximately 3.53 years.
A summary of stock option activity is as follows for the three months ended March 28, 2026 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value(1)
Outstanding at December 31, 2025	4,664	$7.77	7.06	$7,780
Granted	1,047	8.60
Exercised	(30)	4.00
Forfeited or canceled	(14)	12.01
Outstanding at March 28, 2026	5,667	$7.93	7.42	$11,840
Exercisable and vested at March 28, 2026	2,953	$8.94	6.19	$5,721
(1)The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the consolidated condensed balance sheets and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Class A common stock.

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
Noncontrolling interest
In connection with any redemption pursuant to the BV LLC Agreement, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the three months ended March 28, 2026 or during the year ended December 31, 2025. The following table summarizes the ownership interest in BV LLC as of March 28, 2026 and December 31, 2025 (number of units in thousands):

	March 28, 2026		December 31, 2025
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	67,639	81.1%	67,098	81.0%
Continuing LLC Owner	15,787	18.9%	15,787	19.0%
Total	83,426	100.0%	82,885	100.0%

8. Earnings Per Share
The following table sets forth the computation of basic and diluted loss per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended
	March 28, 2026	March 29, 2025
Numerator
Net income (loss)	$3,946	$(3,322)
Less: Net (income) loss attributable to noncontrolling interest	(833)	685
Net income (loss) attributable to Bioventus Inc. Class A common shareholders	$3,113	$(2,637)

Denominator
Basic weighted-average shares of Class A common stock outstanding	67,296,336	66,008,683
Dilutive effects of:
Stock options	1,099,256	—
Restricted stock units(a)	1,612,699	—
Diluted weighted-average shares of Class A common stock outstanding	70,008,291	66,008,683

Net income (loss) per share of Class A common stock—basic	$0.05	$(0.04)
Net income (loss) per share of Class A common stock—diluted	$0.04	$(0.04)
(a)Includes the dilutive effect of both restricted stock units and performance restricted stock units.
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
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net income (loss) per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended
	March 28, 2026	March 29, 2025
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737
Stock options(b)	2,303,205	1,833,481
Restricted stock units(c)	390,805	28,625
Total	18,480,747	17,648,843
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
(c)A portion of the restricted stock units and performance restricted stock units are considered antidilutive under the treasury stock method as the number of shares that could be purchased with the assumed proceeds of the restricted stock units exceed the total amount of the underlying shares outstanding.
9. Restructuring Costs
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. These charges are included in restructuring costs in the consolidated condensed statements of operations and comprehensive income (loss). Liabilities associated from restructuring costs are recorded in accrued liabilities on the consolidated balance sheets.

In November 2025, the Company implemented a restructuring plan (the “2025 Restructuring Plan”) designed to optimize its organizational structure, including the elimination of several positions and the consolidation of administrative functions. Planned pre‑tax charges associated with the 2025 Restructuring Plan are expected to total approximately $3,000, of which $454 and $2,235 were incurred during the three months ended March 28, 2026 and the year ended December 31, 2025, respectively. The 2025 Restructuring Plan is expected to be completed in 2026. These charges consist entirely of employee severance costs.
The following table summarizes the activity for restructuring liabilities:

2025 Restructuring Plan
Balance at December 31, 2025	$1,437
Expenses incurred	454
Payments made	(730)
Balance at March 28, 2026	$1,161
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
The Company’s effective tax rate was 12.6% for the three months ended March 28, 2026, primarily due to income earned in foreign jurisdictions. The effective tax rate for the three months ended March 29, 2025 was 2.8% driven by the divestiture of the Advanced Rehabilitation Business and foreign income, partially offset by the release of certain reserves for uncertain tax positions in 2025.
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
The Company will maintain a full valuation allowance against deferred tax assets related to the tax attributes generated as a result of redemptions of LLC Interests or exchanges described above until it is determined that the benefits are more-likely-than-not to be realized. As of March 28, 2026, the Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
11. Commitments and Contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases office space, a warehouse and certain equipment under finance leases. The remaining lease terms range from one month to 7.1 years.

The components of lease cost were as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
Operating lease cost	$526	$612
Short-term lease cost(a)	166	106
Financing lease cost:
Amortization of finance lease assets	384	151
Interest on lease liabilities	189	204
Total lease cost	$1,265	$1,073
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to leases were as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$938	$892
Operating cash flows from financing leases	$189	$204
Financing cash flows from finance leases	$220	$203

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$53	$653
Financing lease obligations	$—	$56
Current portions of operating and financing lease liabilities are recorded within other current liabilities on the consolidated condensed balance sheets. Noncurrent liabilities resulting from operating and financing leases are recorded within other long-term liabilities. Supplemental balance sheet and other information related to leases are as follows:

	March 28, 2026	December 31, 2025
Operating lease assets	$4,687	$5,122

Operating lease liabilities—other current liabilities	$3,227	$3,303
Operating lease liabilities—other long-term liabilities	3,703	4,456
Total operating lease liabilities	$6,930	$7,759

Property, plant and equipment, net	$10,836	$11,221

Finance lease liabilities—other current liabilities	$933	$907
Finance lease liabilities—other long-term liabilities	8,481	8,729
Total financing lease liabilities	$9,414	$9,636

Weighted-average remaining lease term (years):
Operating leases	2.2	2.4
Finance leases	7.1	7.3

Weighted-average discount rate:
Operating leases	5.2%	5.2%
Finance leases	8.1%	8.1%

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
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court, and the Court preliminarily approved the Settlement Agreement on August 13, 2024. The Court entered judgment on December 18, 2024, granting final approval of the terms of the Settlement Agreement and dismissing all claims against the defendants, including the Company. The parties settled without any admission of liability or wrongdoing by any party. The settlement amount of $15,250, together with interest earned thereon, was paid in 2024 by the defendants and/or the defendant’s insurers.
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

On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del.). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the Sanderson and Grogan derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the Court granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.). The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025, June 23, 2025, October 24, 2025, December 23, 2025, February 3, 2026, and April 1, 2026, the parties submitted status updates requesting more time to continue their settlement discussions.
On July 31, 2024, another plaintiff filed a derivative complaint against certain of the Company’s current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the Middle District of North Carolina, captioned Vince, on behalf of Bioventus Inc. v. Reali et. al., No. 1:24-cv-00639-CCE-JEP (M.D.N.C.). Like the Grogan case, the Vince case asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, contribution, and waste and generally alleges the same purported misconduct as alleged in the Ciarciello case. On November 11, 2024, the defendants filed a motion to transfer the Vince case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation. On January 14, 2025, the Court granted the motion and transferred the Vince case to the District of Delaware. On February 14, 2025, the plaintiff requested voluntary dismissal of the Vince case without prejudice and the Court granted the request that same day.
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

Other Matters
On November 10, 2021, the Company entered into an asset purchase agreement for an HA product and made an upfront payment of $853. An additional payment of $853 was made in 2022 upon the transfer of certain seller customer data. If the Company is able to obtain a Medical Device Regulation Certification (“MDR Certification”) for the product, $1,707 (the “Milestone Payment”) will be paid to the seller within five days. On March 8, 2023, the parties amended the agreement and reduced the Milestone Payment to $1,418, of which $709 was recorded as an intellectual property intangible asset during 2023 and was paid on January 31, 2024. The remainder was due upon receipt of the MDR Certification for the product provided that it was obtained prior to December 31, 2024, which was not achieved. The asset purchase agreement was further amended in 2024 acknowledging the expectation that the MDR Certification would not be obtained. Pursuant to the amendment in 2024, the MDR Certification achievement criteria under the asset purchase agreement were extended for two years.
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement during the three months ended March 28, 2026 and March 29, 2025 totaled $3,862 and $3,673, respectively. These royalties are included in cost of sales within the consolidated condensed statements of operations and comprehensive income (loss).
As part of a supply agreement entered into on February 9, 2016 for the Company’s three injection OA products, the Company was subject to annual minimum purchase requirements through February 9, 2026. On February 9, 2026, the agreement automatically renewed for an additional 5 years, pursuant to the terms of the supply agreement, and will continue until that time unless terminated by the Company or the seller in accordance with the supply agreement.
As part of a supply agreement for the Company’s five injection OA product that was amended and restated on December 22, 2020, the Company is subject to annual minimum purchase requirements for 8 years.
From time to time, the Company uses LOCs to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of March 28, 2026 and December 31, 2025, the Company had three LOCs outstanding for approximately $1,607 and $2,200, respectively.
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
12. Revenue Recognition
Our policies for recognizing sales have not changed from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. The Company had product sales to one customer totaling $14,822 representing 11.2% of net sales, primarily in the U.S. reporting segment during the three months ended March 28, 2026. The same customer had product sales of $13,594 representing 11.0% of net sales during the three months ended March 29, 2025.

The following table presents the Company’s net sales disaggregated by major business within each segment as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
U.S.
Pain Treatments	$56,157	$52,686
Surgical Solutions	42,541	40,844
Restorative Therapies	17,747	16,990
Total U.S. net sales	116,445	110,520

International
Pain Treatments	7,269	6,232
Surgical Solutions	5,487	4,390
Restorative Therapies	2,888	2,734
Total International net sales	15,644	13,356

Total net sales	$132,089	$123,876
13. Segments
The Company operates two reporting segments: U.S. and International. These segments align with the Company’s operating structure and are based on the geographic markets in which the Company sells its products. Both segments sell the Company’s portfolio of products to healthcare institutions, physicians, patients, distributors and dealers.
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

The following table presents segment Adjusted EBITDA reconciled to income (loss) before income taxes:

	Three Months Ended March 28, 2026
	U.S.	International	Consolidated
Net sales	$116,445	$15,644	$132,089
Adjusted cost of sales(a)	24,898	6,335
Adjusted selling expense(b)	38,240	3,322
Adjusted marketing expense(b)	5,886	753
Adjusted general and administrative expense(b)	24,242	2,581
Adjusted research and development expense(c)	2,289	—
Adjusted other segment income(d)	(252)	(120)
Adjusted EBITDA	21,142	2,773	23,915
Reconciliation to income before taxes:
Interest expense, net			(4,326)
Depreciation and amortization			(11,205)
Restructuring costs			(454)
Shareholder litigation costs			(19)
Equity compensation			(3,264)
Other items(e)			(130)
Income before income taxes			$4,517

	Three Months Ended March 29, 2025
	U.S.	International	Consolidated
Net sales	$110,520	$13,356	$123,876
Adjusted cost of sales(a)	25,397	5,158
Adjusted selling expense(b)	34,716	3,199
Adjusted marketing expense(b)	6,311	871
Adjusted general and administrative expense(b)	23,317	1,966
Adjusted research and development expense(c)	2,825	3
Adjusted other segment loss(d)	899	2
Adjusted EBITDA	17,055	2,157	19,212
Reconciliation to loss before income taxes:
Interest expense, net			(7,509)
Depreciation and amortization			(11,865)
Shareholder litigation costs			(23)
Equity compensation			(2,414)
Loss on disposal of a business			(81)
Other items(e)			(737)
Loss before income taxes			$(3,417)
(a)Adjusted cost of sales used in calculating segment Adjusted EBITDA excludes depreciation and amortization.
(b)Adjusted selling, general and administrative expense used in the calculation of segment Adjusted EBITDA excludes certain acquisition and related costs, shareholder litigation costs, certain restructuring costs, asset impairments, debt refinancing, equity-based compensation expense and other segment items—charges associated with strategic transactions, such as potential divestitures and a transformative project to redesign systems and information processing.
(c)Adjusted research and development expense used in calculating segment Adjusted EBITDA excludes depreciation and amortization, and equity-based compensation expense.
(d)Adjusted other segment (income) expense primarily consists of foreign currency transaction and remeasurement gains and losses and other certain nonrecurring items.

(e)During the three months ended March 28, 2026, other items primarily consisted of individually immaterial items that are not indicative of the Company’s ongoing operating performance. During the three months ended March 29, 2025, other items primarily consisted of expenses related to the divestiture of the Advanced Rehabilitation Business.
14. Subsequent Events
On March 31, 2026 and April 30, 2026, the Company made scheduled principal and discretionary prepayments on the 2025 Term Loan of $3,750 and $10,000, respectively. The discretionary prepayment reduced the outstanding principal balance due at Maturity.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Bioventus Inc.’s (sometimes referred to as “we,” “us,” “our,” “Bioventus” or “the Company”) financial condition and results of operations should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” and our unaudited consolidated condensed financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026 (“2025 10-K”).
Executive Summary
We are a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically proven solutions. We operate our business through two reporting segments, U.S. and International, and our portfolio of products is comprised of five patient-focused areas, grouped into three businesses based on clinical use: (i) Pain Treatments, (ii) Surgical Solutions, and (iii) Restorative Therapies.
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
The following table sets forth total net sales, net income (loss) and Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	$132,089	$123,876
Net income (loss)	$3,946	$(3,322)
Adjusted EBITDA(a)	$23,915	$19,212
Income (loss) per Class A common stock:
Basic	$0.05	$(0.04)
Diluted	$0.04	$(0.04)
(a)See below under Results of Operations-Adjusted EBITDA for a reconciliation of net income (loss) to Adjusted EBITDA.

Significant Developments
On March 27, 2026, the Company made a discretionary principal prepayment of $22.0 million on the 2025 Term Loan to reduce the amount of its long-term debt, driven by strong operating cash flows. The reduction in long-term debt lowered interest payments and borrowing costs and improved the Company’s financial metrics.
Results of Operations
For a description of the components of our results of operations, refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 10-K.
The following table sets forth components of our consolidated condensed statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	100.0%	100.0%
Cost of sales (includes depreciation & amortization)	31.3%	33.0%
Gross profit	68.7%	67.0%
Selling, general and administrative expense	59.3%	59.3%
Research and development expense	1.9%	2.4%
Restructuring costs	0.3%	—%
Depreciation and amortization	0.8%	1.3%
Loss on disposals	—%	0.1%
Operating income	6.4%	3.9%
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Net income (loss)	$3,946	$(3,322)
Interest expense, net	4,326	7,509
Income tax expense (benefit), net	571	(95)
Depreciation and amortization(a)	11,205	11,865
Restructuring costs(b)	454	—
Equity compensation(c)	3,264	2,414
Shareholder litigation costs(d)	19	23
Loss on disposals(e)	—	81
Other items(f)	130	737
Adjusted EBITDA	$23,915	$19,212
(a)Includes for the three months ended March 28, 2026 and March 29, 2025, respectively, depreciation and amortization of $10.1 million and $10.3 million in cost of sales and $1.1 million and $1.6 million in operating expenses presented in the consolidated condensed statements of operations and comprehensive income (loss).
(b)Restructuring costs primarily resulted from severance associated with the elimination of several positions and the consolidation of certain administrative functions and roles.
(c)Includes compensation expense resulting from awards granted under our equity-based compensation plans.
(d)Costs incurred as a result of certain shareholder litigation unrelated to our ongoing operations.
(e)Represents the loss on the disposal of the Advanced Rehabilitation Business.
(f)Other items during the three months ended March 28, 2026 primarily consisted of individually immaterial items that are not indicative of the Company’s ongoing operating performance.
Other items during the three months ended March 29, 2025 primarily consisted of $0.5 million of expenses related to the divestiture of the Advanced Rehabilitation Business, which was completed on December 31, 2024.

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
Net Sales

	Three Months Ended		Change
(in thousands, except for percentage)	March 28, 2026	March 29, 2025	$	%
U.S.
Pain Treatments	$56,157	$52,686	$3,471	6.6%
Surgical Solutions	42,541	40,844	1,697	4.2%
Restorative Therapies	17,747	16,990	757	4.5%
Total U.S. net sales	116,445	110,520	5,925	5.4%

International
Pain Treatments	7,269	6,232	1,037	16.6%
Surgical Solutions	5,487	4,390	1,097	25.0%
Restorative Therapies	2,888	2,734	154	5.6%
Total International net sales	15,644	13,356	2,288	17.1%

Total net sales	$132,089	$123,876	$8,213	6.6%
U.S.
Net sales for the period increased $5.9 million, or 5.4%, compared to the prior year period. Net sales from Pain Treatments increased $3.5 million driven by favorable rebates compared to the prior year period. As previously disclosed, during the third quarter of 2025, a large private insurance payer informed us that it had implemented changes to its claims data management and billing systems, which the Company estimated could result in significantly higher rebate volumes for our HA viscosupplement products than previously estimated or experienced. During the first quarter of 2026, we received the first deferred rebate billings processed under the payer’s updated billing methodology. The rebate claims reflected in these billings were at the low end of our estimated range of possible outcomes. Based on this information, we reduced accrued rebates to this contract by $4.2 million during the first quarter of 2026. This increase was partially offset by a 1.7% decline in HA volume.
Net sales from Surgical Solutions increased $1.7 million due to volume growth in BGS. The $0.8 million increase in Restorative Therapies was attributable to a higher net average selling price (“ASP”) for our EXOGEN Bone Stimulation System.
International
Net sales increased $2.3 million, or 17.1%, compared to the prior year period, primarily due to volume growth in Ultrasonics and Pain Treatments, driven by Durolane.

Gross Profit and Gross Margin

	Three Months Ended		Change
(in thousands, except for percentage)	March 28, 2026	March 29, 2025	$	%
U.S.	$82,040	$75,529	$6,511	8.6%
International	8,729	7,527	1,202	16.0%
Total	$90,769	$83,056	$7,713	9.3%

	Three Months Ended
	March 28, 2026	March 29, 2025	Change
U.S.	70.5%	68.3%	2.2%
International	55.8%	56.4%	(0.6%)
Total	68.7%	67.0%	1.7%
U.S.
Gross profit increased $6.5 million, or 8.6%, compared to the prior year period, driven by revenue growth across all of our businesses, favorable rebates, and a $0.4 million refund related to certain vendor tariffs. The resulting gross margin increase of 2.2% was primarily attributable to: (i) a 0.7% benefit from favorable rebates; (ii) a 0.5% increase from lower depreciation and amortization expense; and (iii) a 0.4% benefit from vendor tariffs. The remainder was attributable to favorable foreign currency movements and other items.
International
Gross profit increased $1.2 million, or 16.0% compared to the prior year period, primarily due to revenue growth in all businesses. Gross margin decreased slightly by 0.6% due to one-time costs for servicing and repairs.
Selling, General and Administrative Expense

	Three Months Ended		Change
(in thousands, except for percentage)	March 28, 2026	March 29, 2025	$	%
Selling, general and administrative expense	$78,325	$73,502	$4,823	6.6%
Selling, general and administrative expenses increased by $4.8 million, or 6.6%, compared to the prior year period, primarily due to: (i) a $3.1 million increase in compensation-related costs driven by higher wages, bonuses and commissions; and (ii) a $0.8 million increase in stock-based compensation. The remainder of the increase was attributable to various miscellaneous items.
Research and Development Expense

	Three Months Ended		Change
(in thousands, except for percentage)	March 28, 2026	March 29, 2025	$	%
Research and development expense	$2,467	$3,011	$(544)	(18.1%)
Research and development expense decreased by $0.5 million, or 18.1%, compared to the prior year period, primarily due to a reduction in consulting expenses resulting from the completion of certain projects.
Restructuring Costs

	Three Months Ended		Change
(in thousands, except for percentage)	March 28, 2026	March 29, 2025	$	%
Restructuring costs NM - Not meaningful	$454	$—	$454	NM
Restructuring costs incurred during the first quarter of 2026 primarily related to severance costs associated with a restructuring plan initiated in 2025 that focused on the elimination of several positions to optimize our organizational structure.

Depreciation and Amortization

	Three Months Ended		Change
(in thousands, except for percentage)	March 28, 2026	March 29, 2025	$	%
Depreciation and amortization	$1,107	$1,593	$(486)	(30.5%)
Depreciation and amortization decreased during the three months ended March 28, 2026 compared to the prior year period, primarily due to certain information technology assets being fully depreciated in 2025.
Loss on Disposals
The loss on disposals during the three months ended March 29, 2025 related to the sale of the Advanced Rehabilitation Business.
Other Expense

	Three Months Ended		Change
(in thousands, except for percentage)	March 28, 2026	March 29, 2025	$	%
Interest expense, net	$4,326	$7,509	$(3,183)	(42.4%)
Other (income) expense	(427)	777	(1,204)	(155.0%)
Interest expense, net decreased by $3.2 million during the three months ended March 28, 2026 compared to the prior year period, primarily due to lower debt outstanding and reduced interest rates and applicable margins following the completion of our debt refinancing in the third quarter of 2025. Other income, net during the three months ended March 28, 2026 was driven by foreign currency gains, compared to foreign currency losses in the prior year period.
Income Tax Expense (Benefit), Net

	Three Months Ended		Change
(in thousands, except for percentage)	March 28, 2026	March 29, 2025	$	%
Income tax expense (benefit), net	$571	$(95)	$666	NM
Effective tax rate	12.6%	2.8%		9.8%
Our effective tax rate was 12.6% for the three months ended March 28, 2026, primarily reflecting income earned in foreign jurisdictions. The effective tax rate of 2.8% for the three months ended March 29, 2025 was driven by the divestiture of the Advanced Rehabilitation Business and foreign income, partially offset by the release of certain reserves for uncertain tax positions.
Noncontrolling Interest
Subsequent to the IPO and related transactions, we became the sole managing member of BV LLC, holding ownership interests of 81.1% and 81.0% as of March 28, 2026 and December 31, 2025, respectively. We consolidate BV LLC’s financial statements as we have both a majority economic interest and sole voting control over BV LLC. The portion of BV LLC not owned by us—18.9% as of March 28, 2026—is reflected as a noncontrolling interest, representing the share of BV LLC owned by the Continuing LLC Owner. Period-over-period changes in noncontrolling interest reflect the allocation of net income or loss attributable to the Continuing LLC Owner.
Segment Adjusted EBITDA

	Three Months Ended		Change
(in thousands, except for percentage)	March 28, 2026	March 29, 2025	$	%
U.S.	$21,142	$17,055	$4,087	24.0%
International	$2,773	$2,157	$616	28.6%
U.S.
Adjusted EBITDA increased $4.1 million, or 24.0%, compared to the prior year period, primarily due to higher gross profit driven by increased sales, favorable rebates, and favorable foreign currency movements. These improvements were partially offset by higher compensation-related costs.
International
Adjusted EBITDA increased $0.6 million, or 28.6%, compared to the prior year period, primarily due to higher gross profit driven by increased sales, partially offset with higher compensation-related costs.

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
On March 31, 2026, we made our $3.8 million scheduled principal payment on the 2025 Term Loan. In addition, on March 27, 2026 and April 30, 2026, we elected to make discretionary prepayments of $22.0 million and $10.0 million, respectively, on the 2025 Term Loan. These prepayments were made to reduce future interest expense, and we believe the prepayments align with our capital optimization strategy and liquidity objectives. As of March 28, 2026, we had $98.4 million available on the 2025 Revolver, net of $1.6 million in outstanding LOCs. This availability, combined with our existing cash balances and expected cash flows from operations, provides us with sufficient liquidity to meet our near-term obligations and supports ongoing operations for the next twelve months.
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
Future Cash Requirements
The following table summarizes material changes to our estimated future cash requirements associated with debt and related obligations:

	Remainder of 2026	Thereafter	Total
Long-term debt(a)	$15,000	$259,250	$274,250
Interest payments on long-term debt obligations(a)	14,198	59,768	73,966
	$29,198	$319,018	$348,216
(a)Refer to Item 1. Financial Information—Notes to the Unaudited Consolidated Condensed Financial Statements—Note 4. Financial Instruments in this report for further information regarding our long-term debt obligations.
Other than the above changes to debt and related obligations, there have been no material changes to our estimated future cash requirements as disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 10-K.

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
The 2025 Credit Agreement also contains financial covenants including a maximum consolidated total net leverage ratio of 3.50 to 1.00. We may elect to increase such ratio level by 0.50 to 1.00 following certain permitted acquisitions. A minimum interest coverage ratio of 2.50 to 1.00 must also be maintained. The 2025 Revolver also includes standard provisions related to conditions of borrowing and customary events of default. We were in compliance with the financial covenants under the 2025 Credit Agreement as of March 28, 2026. We do not expect any of these covenants or restrictions to affect or limit our ability to conduct business in the ordinary course.
On March 27, 2026, we made a discretionary prepayment of $22.0 million on the 2025 Term Loan. As of March 28, 2026, we had an outstanding balance of $272.1 million under the 2025 Term Loan, net of original issue discount and deferred financing costs.
Refer to Item 1. Financial Information—Notes Unaudited Consolidated Condensed Financial Statements—Note 4. Financial Instruments for further details on the Company’s indebtedness.
Other
For information regarding Commitments and Contingencies, refer to Item 1. Financial Information—Notes to the Unaudited Consolidated Condensed Financial Statements—Note 11. Commitments and Contingencies of this Quarterly Report on Form 10-Q.

Information Regarding Cash Flows
Cash and cash equivalents as of March 28, 2026 totaled $35.8 million, compared to $51.2 million as of December 31, 2025. The change in cash was primarily due to the following:

	Three Months Ended		Change
(in thousands, except for percentage)	March 28, 2026	March 29, 2025	$	%
Net cash from operating activities	$8,934	$(19,331)	$28,265	(146.2%)
Net cash from investing activities	(574)	(826)	252	(30.5%)
Net cash from financing activities	(23,144)	947	(24,091)	NM
Effect of exchange rate changes on cash	(608)	430	(1,038)	(241.4%)
Net change in cash, cash equivalents	$(15,392)	$(18,780)	$3,388	(18.0%)
Operating Activities
Net cash inflows from operating activities increased by $28.3 million compared to the prior year period, primarily due to higher cash collections on net sales, lower interest payments resulting from reduced debt levels and favorable interest rates, favorable timing of payments, and a decrease in bonus payments, partially offset by higher compensation‑related costs.
Investing Activities
Net cash outflows from investing activities decreased by $0.3 million compared to the prior year period, due to lower capital expenditures. Capital expenditures in both periods primarily related to information technology investments.
Financing Activities
Net cash outflows from financing activities totaled $23.1 million for the three months ended March 28, 2026, primarily due to a $22.0 million discretionary prepayment of long‑term debt. Net cash inflows from financing activities totaled $0.9 million for the three months ended March 29, 2025, driven by $10.0 million of net borrowings under our previous revolving credit facility, largely offset by a $9.0 million payment of contingent consideration related to a prior acquisition.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
There have been no material changes to our contractual obligations as disclosed in our 2025 10-K.
Critical Accounting Estimates
Our discussion of operating results is based upon the unaudited consolidated condensed financial statements and accompanying notes, which have been prepared in accordance with U.S. GAAP. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our estimates are based on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from these estimates. In the event we dispose of assets before the end of their previously stated useful life, we may incur an impairment charge. Our critical accounting estimates are detailed in Part II. Item 7. Management’s Discussion and Analysis of Financial condition and Results of Operations of our 2025 10-K and we have no material changes to such disclosures.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes to our market risks as disclosed in our 2025 10-K.
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

Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of March 28, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 15, 2024, a Stipulation and Agreement of Settlement (the “Settlement Agreement”) by and between the lead plaintiff and the defendants was filed with the Court, and the Court preliminarily approved the Settlement Agreement on August 13, 2024. The Court entered judgment on December 18, 2024, granting final approval of the terms of the Settlement Agreement and dismissing all claims against the defendants, including the Company. The parties settled without any admission of liability or wrongdoing by any party. The settlement amount of $15.3 million, together with interest earned thereon, was paid in 2024 by the defendants and/or the defendant’s insurers.
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

On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant) in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del.). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the Sanderson and Grogan derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the Court granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.). The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025, June 23, 2025, October 24, 2025, December 23, 2025, February 3, 2026, and April 1, 2026, the parties submitted status updates requesting more time to continue their settlement discussions.
On July 31, 2024, another plaintiff filed a derivative complaint against certain of the Company’s current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the Middle District of North Carolina, captioned Vince, on behalf of Bioventus Inc. v. Reali et. al., No. 1:24-cv-00639-CCE-JEP (M.D.N.C.). Like the Grogan case, the Vince case asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, contribution, and waste and generally alleges the same purported misconduct as alleged in the Ciarciello case. On November 11, 2024, the defendants filed a motion to transfer the Vince case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation. On January 14, 2025, the Court granted the motion and transferred the Vince case to the District of Delaware. On February 14, 2025, the plaintiff requested voluntary dismissal of the Vince case without prejudice and the Court granted the request that same day.
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

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading Risk Factors included in our 2025 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our 2025 10-K.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended March 28, 2026, none of our directors or officers (as defined in rule 16a-1 (f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.1∧	Form of Bioventus Performance Restricted Stock Unit Award Grant Notice and Agreement (2026)	10-K	001-37844	10.18	3/5/2026
10.2∧	Form of Letter Agreement Amending Restricted Stock Unit Award Agreements and Grant Notices	10-K	001-37844	10.18	3/5/2026
31.1	Certification of President and Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended					*
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					***
101.SCH	Inline XBRL Taxonomy Extension Schema Document					***

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					***
101.DEF	Inline XBRL Extension Definition Linkbase Document					***
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					***
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					***
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith
**    Furnished herewith
***    Submitted electronically herewith
∧    Indicates management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

BIOVENTUS INC.

May 6, 2026	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)