Form 10-Q
period 2026-06-27
Bioventus Inc.
filed 2026-08-05
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 27, 2026, there were 68,305,143 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to “Bioventus,” “we,” “us,” “our,” the “Company,” and similar references refer to Bioventus Inc. and its consolidated subsidiaries, including Bioventus LLC (“BV LLC”).
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (“Securities Act”), concerning the review of potential strategic alternatives; the potential outcomes, impact and timing thereof; our business position and operations; our future financial results and liquidity; and expected sales trends, opportunities, market position and growth. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements including, without limitation, statements concerning: our future financial results and liquidity; our business strategy, position and operations; and expected sales trends, opportunities, market position and growth. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and actual results may differ materially from those set forth in the forward-looking statements. Important factors that may cause actual results to differ materially from current expectations include, among other things: whether the objectives of the Company’s strategic alternatives review process will be achieved; the terms, structure, timing, benefits and costs of any strategic transaction; whether any such transaction will be consummated at all; the risk that the strategic alternatives review process and its announcement could have an adverse effect on the ability of the Company to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, stockholders and other business relationships and on its operating results and business generally; the risk that the strategic alternatives review process could divert the attention and time of the Company’s management; the risk of costs or expenses resulting from the strategic alternatives review process; the risk of any litigation relating to the strategic alternatives review process; the risks related to unexpected increases in the volume of rebate claims; the risks related to tariffs and unexpected changes in tariffs, trade barriers and regulatory requirements, export licensing requirements or other restrictive actions by the United States or retaliatory tariffs and other actions taken by foreign governments; the U.S. Food and Drug Administration (“FDA”) regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; we may be unable to successfully commercialize newly developed or acquired products or therapies within expected timeframes; if clinical studies of our future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; if we fail to properly manage growth or scale our business processes, systems, or data management, our business could suffer; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel necessary to execute our strategic plans; the FDA’s reclassification of non-invasive bone growth stimulators, including of our EXOGEN Ultrasound Bone Healing System and the Centers for Medicare & Medicaid Services’ updated related billing requirements and reimbursement rates, could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of EXOGEN; failure to achieve and maintain adequate levels of coverage and/or reimbursement for any of our products or future products, the procedures using our products, such as our hyaluronic acid (“HA”) viscosupplements, or future products we may seek to commercialize; pricing and other competitive factors; demand for our products may decrease as a result of healthcare cost-containment and drug pricing initiatives by the federal government, which could negatively impact the commercial success of affected products; we may face issues with respect to the supply of our products or their components due to product quality and regulatory compliance issues, including increased costs, disruptions of supply, shortages, contamination or mislabeling; we might not meet certain of our debt covenants under our 2025 Credit Agreement and might be required to repay our indebtedness on an accelerated basis; there are restrictions on operations and other costs associated with our indebtedness; we might require additional capital to fund our current financial obligations and support business growth; failure to establish and maintain effective financial controls could adversely affect our business and stock price; we might not be able to complete acquisitions or successfully integrate new businesses, products or technologies in a cost-effective and non-disruptive manner; our cash is maintained at financial institutions, often in balance that exceed federally insured limits; we are subject to securities class action litigation and may be subject to similar or other litigation, in the future, which will require significant management time and attention, result in significant legal expenses or costs not covered by our insurers, and may result in unfavorable outcomes; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; if our HA products are reclassified from medical devices to drugs in the United States by the FDA, it could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture certain of our products; economic, political, regulatory and other risks related to international sales, manufacturing and operations; failure to maintain contractual relationships; security breaches, unauthorized access to or disclosure of information, cyberattacks, or other incidents, or the perception that confidential information in our or our vendors’ or service providers’ possession or control is not secure; failure of key information technology and communications systems, process or sites; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; unstable political or economic conditions, including due to government shutdowns; legislative or regulatory reforms; our business might experience adverse impacts due to public health outbreaks; risks related to intellectual property matters; the dilution of our Class A common stockholders upon an exchange of the outstanding common membership interests in Bioventus LLC could adversely affect the market price of our Class A common stock and the resale of such shares could cause the market price of our Class A common stock to fall; and the other risks identified in our Annual Report on Form 10-K for the year ended December 31, 2025 as such factors may be updated from time to time in our other filings with the SEC which are accessible on the SEC’s website at www.sec.gov and the Investor Relations page of Bioventus’ website at https://ir.bioventus.com. You are urged to consider these risk factors carefully in evaluating forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any estimate or forward-looking statement for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Bioventus Inc.
Consolidated Condensed Statements of Operations and Comprehensive Income
Three and Six Months Ended June 27, 2026 and June 28, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$153,208	$147,660	$285,297	$271,536
Cost of sales (including depreciation and amortization of $9,893, $10,603, $19,980 and $20,868, respectively)	47,542	45,570	88,862	86,390
Gross profit	105,666	102,090	196,435	185,146
Selling, general and administrative expense	82,740	79,110	161,065	152,612
Research and development expense	3,173	3,172	5,640	6,183
Restructuring costs	(415)	—	39	—
Depreciation and amortization	1,041	1,439	2,148	3,032
Loss on disposals	—	1	—	82
Operating income	19,127	18,368	27,543	23,237
Interest expense, net	4,068	7,494	8,394	15,003
Other (income) expense	(249)	561	(676)	1,338
Other expense	3,819	8,055	7,718	16,341
Income before income taxes	15,308	10,313	19,825	6,896
Income tax (benefit) expense, net	(20,897)	1,041	(20,326)	946
Net income	36,205	9,272	40,151	5,950
Income attributable to noncontrolling interest	(2,764)	(1,813)	(3,597)	(1,128)
Net income attributable to Bioventus Inc.	$33,441	$7,459	$36,554	$4,822

Net income	$36,205	$9,272	$40,151	$5,950
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustments	243	1,593	(1,225)	2,226
Change in the fair value of cash flow hedges	928	—	1,928	—
Comprehensive income	37,376	10,865	40,854	8,176
Comprehensive income attributable to noncontrolling interest	(2,984)	(2,118)	(3,728)	(1,555)
Comprehensive income attributable to Bioventus Inc.	$34,392	$8,747	$37,126	$6,621

Income per share of Class A common stock:
Basic	$0.49	$0.11	$0.54	$0.07
Diluted	$0.47	$0.11	$0.52	$0.07

Weighted-average shares of Class A common stock outstanding:
Basic	67,869,148	66,500,433	67,589,178	66,258,679
Diluted	70,838,486	68,536,759	70,429,825	68,765,591

The accompanying notes are an integral part of these consolidated condensed financial statements.

Bioventus Inc.
Consolidated Condensed Balance Sheets as of June 27, 2026 and December 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

	June 27, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$29,457	$51,238
Accounts receivable, net	138,406	128,303
Inventory	79,807	82,236
Prepaid and other current assets	9,857	11,065
Total current assets	257,527	272,842
Property and equipment, net	20,527	21,899
Goodwill	7,462	7,462
Intangible assets, net	351,046	368,419
Operating lease assets	4,225	5,122
Deferred tax assets	29,052	5,522
Investment and other assets	3,507	2,293
Total assets	$673,346	$683,559

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,196	$10,928
Accrued liabilities	109,361	130,242
Current portion of long-term debt	18,750	15,000
Other current liabilities	4,144	4,210
Total current liabilities	152,451	160,380
Long-term debt, less current portion	229,702	278,951
Deferred income tax liabilities	568	433
Other long-term liabilities	13,213	15,348
Total liabilities	395,934	455,112
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of June 27, 2026 and December 31, 2025, 68,211,818 and 67,097,716 shares issued and outstanding as of June 27, 2026 and December 31, 2025, respectively	68	67
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of June 27, 2026 and December 31, 2025	16	16
Additional paid-in capital	527,925	520,851
Accumulated deficit	(298,375)	(334,929)
Accumulated other comprehensive loss	(1,328)	(1,900)
Total stockholders’ equity attributable to Bioventus Inc.	228,306	184,105
Noncontrolling interest	49,106	44,342
Total stockholders’ equity	277,412	228,447
Total liabilities and stockholders’ equity	$673,346	$683,559
The accompanying notes are an integral part of these consolidated condensed financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
Three and Six Months Ended June 27, 2026 and June 28, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Three Months Ended June 27, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at March 28, 2026	67,639,073	$68	15,786,737	$16	$522,912	$(2,279)	$(331,816)	$45,364	$234,265
Issuance of Class A common stock for equity plans	572,745	—	—	—	853	—	—	—	853
Tax withholdings on equity-based compensation awards	—	—	—	—	(294)	—	—	—	(294)
Net income	—	—	—	—	—	—	33,441	2,764	36,205
Change in noncontrolling interest allocation	—	—	—	—	75	—	—	(75)	—
Recognition of tax receivable agreement liability upon release of valuation allowance	—	—	—	—	186	—	—	—	186
Equity-based compensation	—	—	—	—	4,193	—	—	848	5,041
Distributions to members	—	—	—	—	—	—	—	(15)	(15)
Cash flow hedging, net	—	—	—	—	—	753	—	175	928
Translation adjustment	—	—	—	—	—	198	—	45	243
Balance at June 27, 2026	68,211,818	$68	15,786,737	$16	$527,925	$(1,328)	$(298,375)	$49,106	$277,412

Three Months Ended June 28, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at March 29, 2025	66,231,388	$66	15,786,737	$16	$510,422	$(2,062)	$(360,298)	$37,335	$185,479
Issuance of Class A common stock for equity plans	653,971	1	—	—	1,316	—	—	—	1,317
Net income	—	—	—	—	—	—	7,459	1,813	9,272
Equity-based compensation	—	—	—	—	3,034	—	—	609	3,643
Distributions to members	—	—	—	—	—	—	—	(5)	(5)
Translation adjustment	—	—	—	—	—	1,288	—	305	1,593
Balance at June 28, 2025	66,885,359	$67	15,786,737	$16	$514,772	$(774)	$(352,839)	$40,057	$201,299

Six Months Ended June 27, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2025	67,097,716	$67	15,786,737	$16	$520,851	$(1,900)	$(334,929)	$44,342	$228,447
Issuance of Class A common stock for equity plans	1,114,102	1	—	—	972	—	—	—	973
Tax withholdings on equity-based compensation awards	—	—	—	—	(1,338)	—	—	—	(1,338)
Net income	—	—	—	—	—	—	36,554	3,597	40,151
Change in noncontrolling interest allocation	—	—	—	—	317	—	—	(317)	—
Recognition of tax receivable agreement liability upon release of valuation allowance	—	—	—	—	186	—	—	—	186
Equity-based compensation	—	—	—	—	6,937	—	—	1,368	8,305
Distributions to members	—	—	—	—	—	—	—	(15)	(15)
Cash flow hedging, net	—	—	—	—	—	1,563	—	365	1,928
Translation adjustment	—	—	—	—	—	(991)	—	(234)	(1,225)
Balance at June 27, 2026	68,211,818	$68	15,786,737	$16	$527,925	$(1,328)	$(298,375)	$49,106	$277,412

Six Months Ended June 28, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2024	65,758,341	$66	15,786,737	$16	$508,092	$(2,573)	$(357,661)	$37,664	$185,604
Issuance of Class A common stock for equity plans	1,127,018	1	—	—	1,466	—	—	—	1,467
Net income	—	—	—	—	—	—	4,822	1,128	5,950
Change in noncontrolling interest allocation	—	—	—	—	159	—	—	(159)	—
Equity-based compensation	—	—	—	—	5,055	—	—	1,002	6,057
Distributions to members	—	—	—	—	—	—	—	(5)	(5)
Translation adjustment	—	—	—	—	—	1,799	—	427	2,226
Balance at June 28, 2025	66,885,359	$67	15,786,737	$16	$514,772	$(774)	$(352,839)	$40,057	$201,299
The accompanying notes are an integral part of these consolidated condensed financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Cash Flows
Six Months Ended June 27, 2026 and June 28, 2025
(Amounts in thousands)
(Unaudited)

	Six Months Ended
	June 27, 2026	June 28, 2025
Operating activities:
Net income	$40,151	$5,950
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	22,150	23,914
Provision for credit losses	145	843
Equity-based compensation	8,305	6,057
Deferred income taxes	(22,154)	87
Loss on disposals	—	82
Unrealized loss (gain) on foreign currency fluctuations	108	(365)
Other, net	445	763
Changes in operating assets and liabilities:
Accounts receivable	(10,623)	(4,625)
Inventories	316	(4,690)
Accounts payable and accrued expenses	(11,548)	(22,681)
Other current and noncurrent assets and liabilities	1,512	1,272
Net cash from operating activities	28,807	6,607
Investing activities:
Settlement from the sale of a business	—	(686)
Purchase of property and equipment	(1,534)	(1,509)
Purchase of equity securities	(1,500)	—
Net cash from investing activities	(3,034)	(2,195)
Financing activities:
Proceeds from issuance of Class A common stock	973	1,467
Tax withholdings on equity-based compensation	(1,338)	—
Payment of contingent consideration	—	(19,771)
Borrowing on revolver	—	15,000
Payment on revolver	—	(10,000)
Payments on long-term debt	(45,750)	—
Other, net	(461)	(412)
Net cash from financing activities	(46,576)	(13,716)
Effect of exchange rate changes on cash	(978)	632
Net change in cash and cash equivalents	(21,781)	(8,672)
Cash and cash equivalents at the beginning of the period	51,238	41,582
Cash and cash equivalents at the end of the period	$29,457	$32,910
Supplemental disclosure of noncash investing and financing activities:
Accounts payable for purchase of property, plant and equipment	$136	$196

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
The Company is a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically-proven solutions. The Company is headquartered in Durham, North Carolina and had approximately 950 employees at June 27, 2026.
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
Unaudited Interim Financial Information
The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated condensed balance sheets at December 31, 2025 were derived from the audited consolidated financial statements of the Company, but do not include all the disclosures required by U.S. GAAP.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the period. On an ongoing basis, management evaluates these estimates, including those related to contractual allowances and sales incentives, allowance for credit losses, inventory reserves, goodwill and intangible assets impairment, valuation of assets and liabilities assumed in acquisitions, useful lives of long-lived assets, fair value measurements, litigation and contingent liabilities, income taxes, and equity-based compensation. Management bases its estimates on historical experience, future expectations and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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
Accounts receivable, net of allowances, consisted of the following as of:

	June 27, 2026	December 31, 2025
Accounts receivable	$141,018	$131,206
Less: Allowance for credit losses	(2,612)	(2,903)
	$138,406	$128,303
Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on aging of its accounts receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base and had one customer representing approximately 27.7% and 28.1% of the accounts receivable balance as of June 27, 2026 and December 31, 2025, respectively. Historically, the Company’s reserves have been adequate to cover credit losses. The accounts receivable, net balance as of March 28, 2026 was $120,525.
Inventory
Inventory consisted of the following as of:

	June 27, 2026	December 31, 2025
Raw materials and supplies	$18,363	$21,240
Finished goods	61,444	60,996
	$79,807	$82,236

Accrued Liabilities
Accrued liabilities consisted of the following as of:

	June 27, 2026	December 31, 2025
Gross-to-net deductions	$60,407	$73,487
Bonus and commission	15,177	25,040
Compensation and benefits	6,865	6,560
Accrued interest	2,465	3,168
Income and other taxes	6,164	5,135
Other liabilities	18,283	16,852
	$109,361	$130,242
3. Divestitures
On December 31, 2024, the Company completed the sale of certain products within its advanced rehabilitation business, including the L100, L300 Go, L360, H200, Vector Gait & Safety System and Bioness Integrated Therapy System (collectively, the “Advanced Rehabilitation Business”). The divestiture aligns with the Company’s focus on core operations and the Advanced Rehabilitation Business required additional research and development expenditures to achieve its next stage of growth. The Company received cash proceeds of $24,678 at closing, net of transaction fees, which were subject to a post-closing adjustment for net working capital. The Company paid $686 in the second quarter of 2025 to settle the adjustment for net working capital. The Company may receive up to $20,000 in contingent earn-out payments based on the achievement of certain revenue and financial performance thresholds related to the Advanced Rehabilitation Business during the fiscal year ending December 31, 2026.
4. Financial Instruments
Long-term debt consisted of the following as of:

2025 Credit Agreement	June 27, 2026	December 31, 2025
2025 Term Loan	$250,500	$296,250
Less:
Current portion of long-term debt	(18,750)	(15,000)
Unamortized debt issuance cost	(508)	(570)
Unamortized discount	(1,540)	(1,729)
	$229,702	$278,951
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

As of June 27, 2026, the outstanding balance on the 2025 Term Loan was $248,452, net of discounts of $1,540 and deferred financing costs of $508. These amounts include portions of the original issue discounts and deferred financing costs attributable to returning Lenders from the 2019 Credit and Guaranty Agreement. Interest expense, net includes deferred cost amortization of $164 and $327 for the three and six months ended June 27, 2026, respectively, and $381 and $762 for the three and six months ended June 28, 2025, respectively. The effective interest rate on the 2025 Term Loan was 5.74% as of June 27, 2026.
The 2025 Term Loan and 2025 Revolver mature on July 31, 2030 (“Maturity”). On March 31, 2026, the Company made a scheduled principal payment of $3,750 on the 2025 Term Loan. During the three months ended March 28, 2026 and the three months ended June 27, 2026, the Company made discretionary prepayments of $22,000 and $20,000, respectively, on the 2025 Term Loan. The remaining scheduled principal payments for the 2025 Term Loan as of June 27, 2026 are as follows:

Period	Scheduled Quarterly Payments(a)	Annually
2026	3,750	11,250
2027	3,750	15,000
2028	3,750	15,000
2029	3,750	15,000
2030	3,750	7,500
2030 - Final payment at Maturity	—	186,750
(a)Scheduled quarterly payments occur on March 31, June 30, September 30, and December 31 of each year.
The estimated fair value of the 2025 Term Loan, using the midpoint of the Bloomberg Valuation, was $241,106 as of June 27, 2026. This is classified as a Level 2 instrument within the fair value hierarchy.
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
As of June 27, 2026, the Company had three LOCs outstanding, reducing LOC capacity to approximately $5,894. All outstanding LOCs incur fees equal to the interest margin for SOFR based loans under the 2025 Revolver, applied to the undrawn and unexpired amount of each LOC. These LOC fees are payable quarterly in arrears. As of June 27, 2026, the Company had $100,000 available under the 2025 Revolver, excluding the effect of outstanding LOCs.

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
The Company was in compliance with the financial covenants under the 2025 Credit Agreement as of June 27, 2026.
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
5. Fair Value Measurements
The process for determining fair value has not changed from that described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. The Company does not have any assets or liabilities measured at fair value using Level 1 or Level 3 inputs. The Company’s interest rate swaps, which are measured using Level 2 inputs, were in an asset position of $937 as of June 27, 2026, compared to a liability position of $991 as of December 31, 2025. Interest rate swap assets and liabilities are recorded in prepaid and other current assets and accrued liabilities, respectively, within the consolidated condensed balance sheets.
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
The Company evaluates the effectiveness of its hedge instruments quarterly and both instruments were effective as of June 27, 2026. The Company does not hold or issue derivative instruments for trading purposes. Cash flows associated with hedging instruments are presented in the same category in the statement of cash flows as those of the hedged item. Accordingly, settlements of interest rate swaps are classified as operating activities, consistent with the classification of interest payments on the related debt.
Changes in the fair value of interest rate swaps are recorded each period in either accumulated other comprehensive income (“AOCI”) within the consolidated condensed balance sheets or as interest expense, net within the consolidated condensed statements of operations and comprehensive income, depending on the effectiveness of the hedge.
Fair value changes deemed effective are recorded in AOCI and subsequently reclassified into interest expense, net, during the same period in which the hedged transaction impacts earnings. Any portion of the fair value determined to be ineffective is recognized immediately in interest expense, net within the consolidated condensed statements of operations and comprehensive income.
The following table presents cash flow hedge activity recognized in AOCI for the three and six months ended June 27, 2026:

Interest Rate Swaps	Three Months Ended June 27, 2026	Six Months Ended June 27, 2026
Cash flow hedge fair value gain(a)	$928	$1,928
(a)    Represents the total change in fair value of cash flow hedges recognized during the periods, of which $175 and $365 were recognized in AOCI attributable to noncontrolling interest during the three and six months ended June 27, 2026, respectively.

There were no income tax benefits or expenses associated with the Company’s interest rate swaps or reclassifications from AOCI during the three and six months ended June 27, 2026.
Interest payables and receivables under the interest rate swaps are accrued and recorded as adjustments to interest expense, net in the consolidated condensed statements of operations and comprehensive income.
6. Equity-Based Compensation
2021 Plan
The Company operates an equity-based compensation plan (the “2021 Plan”), which allows for the issuance of nonqualified stock options, restricted stock, dividend equivalents, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock-based and cash awards (collectively, the “2021 Plan Awards”). As of June 27, 2026, 26,963,662 shares of Class A common stock have been authorized to be awarded under the 2021 Plan and 11,735,661 shares were available for 2021 Plan Awards.
2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of June 27, 2026, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 69,050 shares were available for Retention Awards.
Activity under the Plans
Expense
Equity-based compensation, net for Awards granted under the Plans totaled $4,771 and $8,035 for the three and six months ended June 27, 2026, respectively, and $3,361 and $5,775 for the three and six months ended June 28, 2025, respectively. The expense is primarily included in selling, general and administrative expense with a nominal amount in research and development expense within the consolidated condensed statements of operations and comprehensive income, based upon the classification of the employee. There were $393 in income tax benefits related to equity-based compensation expense for the three and six months ended June 27, 2026. There were no income tax benefits related to equity-based compensation expense for the three and six months ended June 28, 2025.
Restricted Stock Units
During the three and six months ended June 27, 2026, the Company granted time-based RSUs which vest at various dates through March 13, 2030. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to RSUs totaled $20,287 at June 27, 2026, and is expected to be recognized over a weighted-average period of approximately 3.15 years. A summary of the RSU award activity for the six months ended June 27, 2026 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2025	2,777	$6.90
Granted	2,126	8.58
Vested	(1,101)	6.69
Forfeited or canceled	(152)	7.45
Unvested at June 27, 2026	3,650	$7.92
Performance Restricted Stock Units
During the six months ended June 27, 2026, the Company granted PRSUs subject to a 3-year cliff vesting period, contingent upon the achievement of a designated market condition at the end of the vesting term. The market condition is based on the Company’s relative total shareholder return (“TSR”). Compensation expense related to PRSUs is recognized on a straight-line basis over the 3-year vesting period. The fair value of the PRSUs was determined on the grant date using a Monte Carlo simulation model, which estimated TSR for the Company’s Class A common stock relative to a peer group consisting of companies included in the Russell 2000 Medical Equipment Index, along with additional selected companies. The number of shares of Class A common stock issuable upon vesting of the PRSUs is determined based on achievement of the TSR. Actual shares issued may range from 0% to 200% of the target award granted.

Unamortized compensation expense related to PRSUs totaled $5,435 at June 27, 2026, and is expected to be recognized over a weighted-average period of approximately 2.41 years. A summary of PRSU award activity for the six months ended June 27, 2026 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2025	159	$10.37
Granted	386	13.13
Unvested at June 27, 2026	545	$12.32
Stock Options
During the six months ended June 27, 2026, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the six months ended June 27, 2026 is shown in the following table:

Risk-free interest rate	4.0%
Expected dividend yield	—%
Expected stock price volatility	39.5% - 39.7%
Expected life of stock options (years)	6.25
The weighted-average grant date fair value of options granted during the six months ended June 27, 2026 was $3.93 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the peer Company’s common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $5,059 at June 27, 2026, and is expected to be recognized over a weighted-average period of approximately 3.30 years.
A summary of stock option activity is as follows for the six months ended June 27, 2026 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value(1)
Outstanding at December 31, 2025	4,664	$7.77	7.06	$7,780
Granted	1,047	8.60
Exercised	(55)	4.03
Forfeited or canceled	(67)	9.26
Outstanding at June 27, 2026	5,589	$7.94	7.12	$14,750
Exercisable and vested at June 27, 2026	3,079	$8.56	5.90	$8,130
(1)The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the consolidated condensed balance sheets and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Class A common stock.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of June 27, 2026, the aggregate number of shares reserved for issuance under the ESPP was 2,268,019. During the three and six months ended June 27, 2026, the Company issued 106,500 shares under the ESPP and recognized $270 in related expense. For the three and six months ended June 28, 2025, the Company issued 114,803 shares under the ESPP and recognized $282 in related expense.

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
Noncontrolling interest
In connection with any redemption pursuant to the BV LLC Agreement, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the six months ended June 27, 2026 or during the year ended December 31, 2025. The following table summarizes the ownership interest in BV LLC as of June 27, 2026 and December 31, 2025 (number of units in thousands):

	June 27, 2026		December 31, 2025
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	68,212	81.2%	67,098	81.0%
Continuing LLC Owner	15,787	18.8%	15,787	19.0%
Total	83,999	100.0%	82,885	100.0%

8. Earnings Per Share
The following table sets forth the computation of basic and diluted income per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator
Net income	$36,205	$9,272	$40,151	$5,950
Less: Net income attributable to noncontrolling interest	(2,764)	(1,813)	(3,597)	(1,128)
Net income attributable to Bioventus Inc. Class A common shareholders	$33,441	$7,459	$36,554	$4,822

Denominator
Basic weighted-average shares of Class A common stock outstanding	67,869,148	66,500,433	67,589,178	66,258,679
Dilutive effects of:
Stock options	1,276,983	826,918	1,188,120	1,090,214
Restricted stock units(a)	1,692,355	1,209,408	1,652,527	1,416,698
Diluted weighted-average shares of Class A common stock outstanding	70,838,486	68,536,759	70,429,825	68,765,591

Net income per share of Class A common stock—basic	$0.49	$0.11	$0.54	$0.07
Net income per share of Class A common stock—diluted	$0.47	$0.11	$0.52	$0.07
(a)Includes the dilutive effect of both restricted stock units and performance restricted stock units.
Shares of Class B common stock do not share in the earnings of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted losses per share of Class B common stock under the two-class method have not been presented.
The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net income per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737	15,786,737	15,786,737
Stock options(b)	3,035,878	2,448,343	2,669,542	2,140,912
Restricted stock units(c)	386,000	1,178,440	388,403	617,987
Total	19,208,615	19,413,520	18,844,682	18,545,636
(a)Shares of Class A common stock reserved for future issuance upon redemption or exchange of LLC Interests by the Continuing LLC Owner. LLC Interests are neither dilutive nor antidilutive for the periods presented as the assumed redemption for shares of Class A common stock would cause a proportionate increase to net income attributable to Class A common shareholders—diluted.
(b)Options with exercise prices greater than the average market price of our Class A common stock are excluded from the computation of diluted net income per share because they are out-of-the-money.
(c)A portion of the restricted stock units and performance restricted stock units are considered antidilutive under the treasury stock method as the number of shares that could be purchased with the assumed proceeds of the restricted stock units exceed the total amount of the underlying shares outstanding.

9. Restructuring Costs
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. These charges are included in restructuring costs in the consolidated condensed statements of operations and comprehensive income. Liabilities associated from restructuring costs are recorded in accrued liabilities on the consolidated condensed balance sheets.
In November 2025, the Company implemented a restructuring plan (the “2025 Restructuring Plan”) designed to optimize its organizational structure through the elimination of certain positions and the consolidation of administrative functions. The 2025 Restructuring Plan is substantially complete, and all restructuring charges under the 2025 Restructuring Plan related to employee severance costs have been recorded.
During the three months ended June 27, 2026, the Company recorded a net restructuring benefit of $415 related to a canceled severance contract associated with the 2025 Restructuring Plan. For the six months ended June 27, 2026, the Company recorded net restructuring expense of $39. Restructuring expense associated with the 2025 Restructuring Plan totaled $2,235 for the year ended December 31, 2025.
The following table summarizes the activity for restructuring liabilities:

2025 Restructuring Plan
Balance at December 31, 2025	$1,437
Expenses incurred	39
Payments made	(1,457)
Balance at June 27, 2026	$19
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
During the three and six months ended June 27, 2026, the Company reassessed the realizability of its deferred tax assets in accordance with FASB Accounting Standards Codification Topic 740, Income Taxes. In evaluating the need for a valuation allowance, the Company considered all available positive and negative evidence, including recent operating results, cumulative earnings trends, forecasts of future taxable income, reversal patterns of existing taxable temporary differences, and tax planning strategies.
Based upon all positive and negative evidence, including the achievement of three-year cumulative earnings during the three months ended June 27, 2026, management concluded that it is more likely than not that a portion of its deferred tax assets will be realized. As a result, during the three and six months ended June 27, 2026, the Company released a portion of its valuation allowance of approximately $24,639 related primarily to federal and state net operating loss carryforwards, tax credit carryforwards, and other deductible temporary differences.
The release of the valuation allowance resulted in the recognition of an income tax benefit of approximately $24,639 during the quarter and reduced the Company's effective tax rate for the three and six months ended June 27, 2026. Following the release, the remaining valuation allowance was approximately $22,425 as of June 27, 2026, of which $18,064 is primarily related to capital loss carryforwards and foreign tax credits for which realization remains uncertain.
The Company will continue to evaluate the realizability of its deferred tax assets in each reporting period. Changes in actual operating results, future taxable income projections, tax law changes, or other factors could affect the amount of valuation allowance recognized in future periods.
The Company's effective tax rate was 136.5% and 102.5% for the three and six months ended June 27, 2026, respectively, compared with 10.1% and 13.7% for the three and six months ended June 28, 2025, respectively. The significant increase in the effective tax rate for both periods was primarily driven by the $24,639 income tax benefit recognized from the release of the valuation allowance described above, which had an outsized impact on the effective tax rate relative to pre-tax income. The prior year effective tax rates reflected income earned in foreign jurisdictions, partially offset, in the case of the six months ended June 28, 2025, by the release of certain reserves for uncertain tax positions.

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
On February 16, 2021, the Company entered into a tax receivable agreement (“TRA”) with the Continuing LLC Owner that provides for the payment by the Company to the Continuing LLC Owner of 85% of the amount of tax benefits, if any, that the Company actually realizes as a result of (i) increases in the tax basis of assets of BV LLC resulting from any redemptions or exchanges of LLC Interests or any prior sales of interests in BV LLC; and (ii) certain other tax benefits related to the Company making payments under the TRA. As of June 27, 2026, the Continuing LLC Owner had not exchanged LLC Interests for shares of Class A common stock and therefore the Company had not recorded any liabilities under the TRA.
11. Commitments and Contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases office space, a warehouse and certain equipment under finance leases. The remaining lease terms range from one month to 6.8 years.
The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating lease cost	$502	$635	$1,028	$1,247
Short-term lease cost(a)	199	234	365	340
Financing lease cost:
Amortization of finance lease assets	384	150	768	301
Interest on lease liabilities	186	203	375	407
Total lease cost	$1,271	$1,222	$2,536	$2,295
(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to leases were as follows:

	Six Months Ended
	June 27, 2026	June 28, 2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,837	$1,756
Operating cash flows from financing leases	$375	$407
Financing cash flows from finance leases	$446	$407

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$86	$738
Financing lease obligations	$—	$56

Current portions of operating and financing lease liabilities are recorded within other current liabilities on the consolidated condensed balance sheets. Noncurrent liabilities resulting from operating and financing leases are recorded within other long-term liabilities. Supplemental balance sheet and other information related to leases are as follows:

	June 27, 2026	December 31, 2025
Operating lease assets	$4,225	$5,122

Operating lease liabilities—other current liabilities	$3,184	$3,303
Operating lease liabilities—other long-term liabilities	2,925	4,456
Total operating lease liabilities	$6,109	$7,759

Property, plant and equipment, net	$10,451	$11,221

Finance lease liabilities—other current liabilities	$960	$907
Finance lease liabilities—other long-term liabilities	8,228	8,729
Total financing lease liabilities	$9,188	$9,636

Weighted-average remaining lease term (years):
Operating leases	2.0	2.4
Finance leases	6.8	7.3

Weighted-average discount rate:
Operating leases	5.2%	5.2%
Finance leases	8.1%	8.1%
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
On October 4, 2023, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit, (in which the Company is a nominal defendant), filed in the United States District Court for the District of Delaware, Grogan, on behalf of Bioventus Inc., v. Reali, et al., No. 1:23-CV-01099-RGA (D. Del.). The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On January 12, 2024, the Court agreed to stay this case pending resolution of the Ciarciello case.
On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant), in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del.). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the Sanderson and Grogan derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the Court granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.). The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025, June 23, 2025, October 24, 2025, December 23, 2025, February 3, 2026, and April 1, 2026, the parties submitted status updates requesting more time to continue their settlement discussions. On July 17, 2026, the parties informed the Court that they had reached a settlement-in-principal and would submit a further status report by August 31, 2026, advising the Court of the status of their negotiations regarding attorney’s fees. The settlement is limited to implementation by the Company of certain corporate governance reforms and the Company does not presently expect that the attorney fee awards will be material.
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
On February 26, 2025, another plaintiff filed a derivative complaint against certain of Bioventus’s current and former officers and directors, (in which the Company is a nominal defendant), in the Delaware Court of Chancery, captioned Bouchereau, on behalf of Bioventus Inc. v. Reali et al., No. 2025-0214-BWD (Del. Ch.). The complaint is nearly identical to the Vince complaint and asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On April 2, 2026, the parties filed a stipulation to consolidate the Vince and Bouchereau derivative matters, which the Court granted that same day and captioned the consolidated action, In re Bioventus Inc. Stockholder Derivative Litigation, No. 2025-0192-LWW. On July 17, 2026, the parties informed the Court that they had reached a settlement-in-principal, together with the plaintiffs in In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.), and would submit a further status report by August 31, 2026, advising the Court of the status of their negotiations regarding attorney’s fees. The settlement is limited to implementation by the Company of certain corporate governance reforms and the Company does not presently expect that the attorney fee awards will be material.
On March 6, 2025, another plaintiff filed a derivative complaint against certain of Bioventus’s current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the Middle District of North Carolina, captioned Hyung v. Reali et al., No. 1:25-cv-00177-CCE-JEP (M.D.N.C.). Like the other derivative cases, the Hyung case asserts violations of Section 14(a) of the Exchange Act, contribution, breaches of fiduciary duties, aiding and abetting, gross mismanagement, waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 13, 2025, the defendants filed a motion to transfer the Hyung case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation, or in the alternative, to dismiss the case. On July 1, 2025, the Court granted the motion to transfer and transferred the Hyung case to the District of Delaware. The plaintiff subsequently filed a notice of appeal of that order to the United States Court of Appeals for the Fourth Circuit on July 16, 2025. On July 25, 2025, the plaintiff filed a joint stipulation to voluntarily dismiss the appeal. On July 8, 2025, the plaintiff filed an amended complaint in the District of Delaware, captioned Hyung v. Reali, et. al., No. 1:25-cv-00806-RGA (D. Del.). The defendants filed a motion to dismiss the Hyung case on October 10, 2025. On May 8, 2026, the Court granted the motion to dismiss and dismissed the Hyung case without prejudice.
On June 1, 2026, plaintiff Hyung refiled a derivative complaint against certain of Bioventus’ current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the District of Delaware, captioned Hyung v. Reali, et. al., No. 1:26-cv-00635-JCG (D. Del.). Like the prior complaint, which was dismissed, Hyung asserts breaches of fiduciary duties, unjust enrichment, mismanagement, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On July 21, 2026, the defendants filed a motion to stay the case or, in the alternative, to dismiss the complaint. That motion is pending.
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

On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement totaled $5,490 and $9,352 for the three and six months ended June 27, 2026, respectively, and $4,509 and $8,182 for the three and six months ended June 28, 2025, respectively. These royalties are included in cost of sales within the consolidated condensed statements of operations and comprehensive income.
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
From time to time, the Company uses LOCs to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of June 27, 2026 and December 31, 2025, the Company had three LOCs outstanding for approximately $1,606 and $2,200, respectively.
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
12. Revenue Recognition
Our policies for recognizing sales have not changed from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. The Company had product sales to one customer totaling $20,376 and $35,198, representing 13.3% and 12.3% of net sales, primarily in the U.S. reporting segment during the three and six months ended June 27, 2026, respectively. The same customer had product sales of $16,751 and $30,345 representing 11.3% and 11.2% of net sales during the three and six months ended June 28, 2025, respectively.
The following table presents the Company’s net sales disaggregated by major business within each segment as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
U.S.
Pain Treatments	$72,704	$64,436	$128,861	$117,122
Surgical Solutions	43,585	45,747	86,126	86,591
Restorative Therapies	18,176	18,592	35,923	35,582
Total U.S. net sales	134,465	128,775	250,910	239,295

International
Pain Treatments	$9,044	$8,872	$16,313	$15,104
Surgical Solutions	6,767	6,969	12,254	11,359
Restorative Therapies	2,932	3,044	5,820	5,778
Total International net sales	18,743	18,885	34,387	32,241

Total net sales	$153,208	$147,660	$285,297	$271,536
Changes in estimates related to the Company’s most significant U.S. rebate liabilities for products shipped in previous periods represented approximately 2.8% and 3.6% of U.S. segment revenue for the three and six months ended June 27, 2026, respectively, compared with 2.1% and 2.6% for the three and six months ended June 28, 2025, respectively. For the years ended December 31, 2025 and 2024, such changes represented approximately 1.8% and 1.7% of U.S. segment revenue, respectively.

13. Segments
The Company operates two reporting segments: U.S. and International. These segments align with the Company’s operating structure and are based on the geographic markets in which the Company sells its products. Both segments sell the Company’s portfolio of products to healthcare institutions, physicians, patients, distributors and dealers. Segment net sales reflect revenue to external customers and are recorded in the same manner as described in our Significant Accounting Policies in the Company’s Annual Report on Form 10-K. Certain costs are allocated to each segment on a consistent and rational basis.
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
The following table presents segment Adjusted EBITDA reconciled to income before income taxes:

	Three Months Ended June 27, 2026
	U.S.	International	Consolidated
Net sales	$134,465	$18,743	$153,208
Adjusted cost of sales(a)	30,966	6,683
Adjusted selling expense(b)	39,050	3,392
Adjusted marketing expense(b)	6,051	784
Adjusted general and administrative expense(b)	25,290	3,041
Adjusted research and development expense(c)	2,915	1
Adjusted other segment (income) loss(d)	(295)	67
Adjusted EBITDA	30,488	4,775	35,263
Reconciliation to income before taxes:
Interest expense, net			(4,068)
Depreciation and amortization			(10,945)
Restructuring costs			415
Shareholder litigation costs			(22)
Equity compensation			(5,041)
Debt refinancing			(2)
Other items(e)			(292)
Income before income taxes			$15,308

	Three Months Ended June 28, 2025
	U.S.	International	Consolidated
Net sales	$128,775	18,885	$147,660
Adjusted cost of sales(a)	28,218	6,749
Adjusted selling expense(b)	37,351	3,220
Adjusted marketing expense(b)	6,657	933
Adjusted general and administrative expense(b)	24,791	2,519
Adjusted research and development expense(c)	2,917	18
Adjusted other segment loss(d)	366	170
Adjusted EBITDA	28,475	5,276	33,751
Reconciliation to income before taxes:
Interest expense, net			(7,494)
Depreciation and amortization			(12,049)
Shareholder litigation costs			(13)
Equity compensation			(3,643)
Debt refinancing			(172)
Loss on disposal of a business			(1)
Other items(e)			(66)
Income before income taxes			$10,313

	Six Months Ended June 27, 2026
	U.S.	International	Consolidated
Net sales	$250,910	$34,387	$285,297
Adjusted cost of sales(a)	55,864	13,018
Adjusted selling expense(b)	77,290	6,714
Adjusted marketing expense(b)	11,937	1,537
Adjusted general and administrative expense(b)	49,532	5,622
Adjusted research and development expense(c)	5,204	1
Adjusted other segment income(d)	(547)	(53)
Adjusted EBITDA	51,630	7,548	59,178
Reconciliation to income before taxes:
Interest expense, net			(8,394)
Depreciation and amortization			(22,150)
Restructuring costs			(39)
Shareholder litigation costs			(41)
Equity compensation			(8,305)
Debt refinancing			(2)
Other items(e)			(422)
Income before income taxes			$19,825

	Six Months Ended June 28, 2025
	U.S.	International	Consolidated
Net sales	$239,295	$32,241	$271,536
Adjusted cost of sales(a)	53,615	11,907
Adjusted selling expense(b)	72,067	6,419
Adjusted marketing expense(b)	12,968	1,804
Adjusted general and administrative expense(b)	48,108	4,485
Adjusted research and development expense(c)	5,742	21
Adjusted other segment loss(d)	1,265	172
Adjusted EBITDA	45,530	7,433	52,963
Reconciliation to income before income taxes:
Interest expense, net			(15,003)
Depreciation and amortization			(23,914)
Shareholder litigation costs			(36)
Equity compensation			(6,057)
Debt refinancing			(172)
Loss on disposal of a business			(82)
Other items(e)			(803)
Income before income taxes			$6,896
(a)Adjusted cost of sales used in calculated segment Adjusted EBITDA excludes depreciation and amortization.
(b)Adjusted selling, general and administrative expense, as used in the calculation of segment Adjusted EBITDA, excludes certain acquisition and related costs, shareholder litigation costs, certain restructuring costs, asset impairments, debt refinancing costs, equity-based compensation expense, and other segment items, including costs associated with strategic transactions, such as potential divestitures, and a transformative project to redesign systems and information processing.
(c)Adjusted research and development expense used in calculating segment Adjusted EBITDA excludes depreciation and amortization, and equity-based compensation expense.
(d)Adjusted other segment (income) expense primarily consists of foreign currency transaction and remeasurement gains and losses and other certain nonrecurring items.
(e)During the three and six months ended June 27, 2026, other items primarily consisted of strategic transaction costs. During the three and six months ended June 28, 2025, other items primarily consisted of expenses related to the divestiture of the Advanced Rehabilitation Business.
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
The following table sets forth total net sales, net income and Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$153,208	$147,660	$285,297	$271,536
Net income	$36,205	$9,272	$40,151	$5,950
Adjusted EBITDA(a)	$35,263	$33,751	$59,178	$52,963
Income per Class A common stock:
Basic	$0.49	$0.11	$0.54	$0.07
Diluted	$0.47	$0.11	$0.52	$0.07
(a)See below under Results of Operations-Adjusted EBITDA for a reconciliation of net income to Adjusted EBITDA.
Review of Potential Strategic Alternatives
Following receipt of a recent unsolicited acquisition proposal from a party interested in acquiring the Company and multiple other expressions of interest, the Company’s Board of Directors has established a committee of independent directors, which, with the assistance of independent advisors, is evaluating a range of strategic options, including but not limited to a sale of the Company or continued execution of the Company’s standalone plan, aimed at maximizing value for shareholders.
The Company has not set a timetable for completion of the strategic alternatives review process and there can be no assurance that the Company’s review will result in any transaction or other strategic outcome. Bioventus does not intend to disclose further developments unless and until the Board or committee has approved a specific transaction or strategic action or otherwise determines that such disclosure is appropriate or required by law.
Other Significant Developments
During the first and second quarters of 2026, the Company made discretionary prepayments of $22.0 million and $20.0 million, respectively, on the 2025 Term Loan, reducing its outstanding long-term debt. These prepayments were funded by strong operating cash flows and resulted in lower interest expense and borrowing costs, while also improving the Company's leverage and other financial metrics.
Results of Operations
For a description of the components of our results of operations, refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 10-K.

The following table sets forth components of our consolidated condensed statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (includes depreciation & amortization)	31.0%	30.9%	31.1%	31.8%
Gross profit	69.0%	69.1%	68.9%	68.2%
Selling, general and administrative expense	54.0%	53.6%	56.4%	56.2%
Research and development expense	2.1%	2.1%	2.0%	2.3%
Restructuring costs	(0.3)%	—%	—%	—%
Depreciation and amortization	0.7%	1.0%	0.8%	1.1%
Loss on disposals	—%	—%	—%	—%
Operating income	12.5%	12.4%	9.7%	8.6%
The following table presents a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$36,205	$9,272	$40,151	$5,950
Interest expense, net	4,068	7,494	8,394	15,003
Income tax (benefit) expense, net	(20,897)	1,041	(20,326)	946
Depreciation and amortization(a)	10,945	12,049	22,150	23,914
Restructuring costs(b)	(415)	—	39	—
Equity compensation(c)	5,041	3,643	8,305	6,057
Debt refinancing(d)	2	172	2	172
Shareholder litigation costs(e)	22	13	41	36
Loss on disposals(f)	—	1	—	82
Other items(g)	292	66	422	803
Adjusted EBITDA	$35,263	$33,751	$59,178	$52,963
(a)Includes for the three and six months ended June 27, 2026 and June 28, 2025, respectively, depreciation and amortization of $9.9 million, $10.6 million, $20.0 million, $20.9 million in cost of sales and $1.1 million, $1.4 million, $2.2 million, $3.0 million in operating expenses presented in the consolidated condensed statements of operations and comprehensive income.
(b)Restructuring costs primarily resulted from severance associated with the elimination of certain positions and the consolidation of certain administrative functions and roles, as well as reversals resulting from severance contract cancellations.
(c)Includes compensation expense resulting from awards granted under our equity-based compensation plans.
(d)Consisted of third-party fees associated with our 2025 Credit Agreement.
(e)Costs incurred as a result of certain shareholder litigation unrelated to our ongoing operations.
(f)Represents the loss on the disposal of the Advanced Rehabilitation Business.
(g)Other items during the three and six months ended June 27, 2026 primarily consisted of strategic transaction costs.
Other items during the three months ended June 28, 2025 consisted of individually immaterial items that are not indicative of the Company’s ongoing operating performance. Other items during the six months ended June 28, 2025 primarily consisted of $0.5 million of expenses related to the divestiture of the Advanced Rehabilitation Business, which was completed on December 31, 2024.

Non-GAAP Financial Measures - Adjusted EBITDA
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator for management to measure operating performance and for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net income before depreciation and amortization, provision of income taxes and interest expense, net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include strategic transaction costs, such as acquisition and divestiture related costs, certain shareholder litigation costs, impairment of assets, restructuring costs, equity-based compensation expense, debt refinancing, loss on extinguishment of debt, and other items. Adjusted EBITDA by segment consists of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
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
Net Sales

	Three Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
U.S.
Pain Treatments	$72,704	$64,436	$8,268	12.8%
Surgical Solutions	43,585	45,747	(2,162)	(4.7%)
Restorative Therapies	18,176	18,592	(416)	(2.2%)
Total U.S. net sales	134,465	128,775	5,690	4.4%

International
Pain Treatments	9,044	8,872	172	1.9%
Surgical Solutions	6,767	6,969	(202)	(2.9%)
Restorative Therapies	2,932	3,044	(112)	(3.7%)
Total International net sales	18,743	18,885	(142)	(0.8%)

Total net sales	$153,208	$147,660	$5,548	3.8%
U.S.
Net sales increased $5.7 million, or 4.4%, compared to the prior year period, driven by growth in the Pain Treatments portfolio. Net sales from Pain Treatments increased $8.3 million, reflecting 9.3% volume growth led by Durolane, and 3.6% price growth. Price growth of 1.6% was due to changes to previous rebate estimates that were more favorable than in the second quarter of 2025, driven by changes to third-party billing processes and shifts in covered lives. The remaining price growth was primarily driven by favorable customer mix relative to the second quarter of 2025.
These increases were partially offset by lower net sales in Surgical Solutions and Restorative Therapies. Net sales from Surgical Solutions decreased $2.2 million compared to the prior year, primarily due to lower Ultrasonics volumes, while net sales from Restorative Therapies decreased $0.4 million compared to the prior year due to an unfavorable customer mix for our EXOGEN Bone Stimulation System.
International
Net sales were essentially unchanged compared to the prior year period, decreasing $0.1 million, or 0.8%.

	Six Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
U.S.
Pain Treatments	$128,861	$117,122	$11,739	10.0%
Surgical Solutions	86,126	86,591	(465)	(0.5%)
Restorative Therapies	35,923	35,582	341	1.0%
Total U.S. net sales	250,910	239,295	11,615	4.9%

International
Pain Treatments	16,313	15,104	1,209	8.0%
Surgical Solutions	12,254	11,359	895	7.9%
Restorative Therapies	5,820	5,778	42	0.7%
Total International net sales	34,387	32,241	2,146	6.7%

Total net sales	$285,297	$271,536	$13,761	5.1%
U.S.
Net sales increased $11.6 million, or 4.9%, compared to the prior year period. Net sales from Pain Treatments increased by $11.7 million, reflecting a 5.1% volume growth led by Durolane. Price increased 4.9% compared to the prior year, largely driven by the $4.2 million rebate change in estimate recorded in the first quarter of 2026 that resulted from the impact of third-party billing process changes. As previously disclosed, during the third quarter of 2025, a large private insurance payer informed us that it had implemented changes to its claims data management and billing systems, which the Company estimated could result in significantly higher rebate claims for our HA viscosupplement products than previously estimated or experienced. During the first quarter of 2026, we received the first deferred rebate billings processed under the payer’s updated billing methodology which were favorable compared to our prior estimates. The remainder of the price growth was driven primarily by favorable customer mix relative to the prior year period.
Net sales from Surgical Solutions decreased $0.5 million, driven by a $2.0 million decline in Ultrasonics, partially offset by $1.5 million of growth in BGS. Restorative Therapies net sales were consistent with the prior year period.
International
Net sales increased $2.1 million, or 6.7%, compared to the prior year period, primarily driven by growth in Pain Treatments, including increased demand in Durolane, as well as higher volumes within Ultrasonics.
Gross Profit and Gross Margin

	Three Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
U.S.	$94,080	$90,657	$3,423	3.8%
International	11,586	11,433	153	1.3%
Total	$105,666	$102,090	$3,576	3.5%

	Three Months Ended
	June 27, 2026	June 28, 2025	Change
U.S.	70.0%	70.4%	(0.4%)
International	61.8%	60.5%	1.3%
Total	69.0%	69.1%	(0.1%)
U.S.
Gross profit increased $3.4 million, or 3.8%, compared to the prior year period, driven by higher net sales. The gross margin decrease of 0.4% was primarily attributable to: (i) a 0.4% unfavorable impact from freight charges; (ii) a 0.3% unfavorable impact from lower average selling price (“ASP”) for our EXOGEN Bone Stimulation System; and (iii) a 0.2% unfavorable impact from scrap charges and manufacturing variances. These headwinds were partially offset by a 0.7% favorable impact from lower depreciation and amortization expense.

International
Gross profit increased $0.2 million, and gross margin increased 1.3% compared to the prior year period, primarily driven by lower amortization expense recognized in cost of sales and royalty income.

	Six Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
U.S.	$176,120	$166,186	$9,934	6.0%
International	20,315	18,960	1,355	7.1%
Total	$196,435	$185,146	$11,289	6.1%

	Six Months Ended
	June 27, 2026	June 28, 2025	Change
U.S.	70.2%	69.4%	0.8%
International	59.1%	58.8%	0.3%
Total	68.9%	68.2%	0.7%
U.S.
Gross profit increased $9.9 million, or 6.0%, compared to the prior year period, driven by revenue growth in Pain Treatments. The gross margin increase of 0.8% was primarily attributable to: (i) a 0.6% favorable impact from lower depreciation and amortization expense; and (ii) a 0.5% positive impact from HA products resulting from favorable pricing and rebates. These favorable impacts on gross margin were partially offset by a 0.4% unfavorable impact from scrap charges and manufacturing variances.
International
Gross profit increased $1.4 million, or 7.1%, compared to the prior year period, primarily driven by revenue growth in all businesses. Gross margin increased by 0.3% due to lower amortization expense recognized in cost of sales and royalty income, partially offset with one-time costs for servicing and repairs.
Selling, General and Administrative Expense

	Three Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Selling, general and administrative expense	$82,740	$79,110	$3,630	4.6%
Selling, general and administrative expenses increased $3.6 million, or 4.6%, compared to the prior year period, primarily due to: (i) a $1.7 million increase in professional service costs, including legal-related expenses; (ii) a $1.3 million increase in stock-based compensation expense; and (iii) a $0.7 million increase in sales commissions and selling expenses.

	Six Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Selling, general and administrative expense	$161,065	$152,612	$8,453	5.5%
Selling, general and administrative expenses increased $8.5 million, or 5.5%, compared to the prior year period, primarily due to: (i) a $2.7 million increase in commission and selling expenses; (ii) a $2.1 million increase in stock-based compensation expense; (iii) a $2.0 million increase in compensation-related costs driven by higher wages including bonuses; and (iv) a $1.7 million increase in professional service costs, including legal-related expenses.

Research and Development Expense

	Three Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Research and development expense	$3,173	$3,172	$1	—%
Research and development expense remained consistent with the prior year period.

	Six Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Research and development expense	$5,640	$6,183	$(543)	(8.8%)
Research and development expense decreased $0.5 million, or 8.8%, compared to the prior year period, primarily due to lower consulting expenses following the completion of certain projects, partially offset with an increase in compensation-related costs.
Restructuring Costs

	Three Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Restructuring costs NM - Not meaningful	$(415)	$—	$(415)	NM

	Six Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Restructuring costs	$39	$—	$39	NM
Restructuring costs incurred during 2026 primarily related to severance costs associated with a restructuring plan initiated in 2025 that focused on the elimination of several positions to optimize our organizational structure. During the three months ended June 27, 2026, we recorded a net restructuring benefit of $0.4 million related to a canceled severance contract associated with the 2025 Restructuring Plan.
Depreciation and Amortization

	Three Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Depreciation and amortization	$1,041	$1,439	$(398)	(27.7%)

	Six Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Depreciation and amortization	$2,148	$3,032	$(884)	(29.2%)
Depreciation and amortization decreased during the three and six months ended June 27, 2026 compared to the prior year period, primarily due to certain information technology assets being fully depreciated in 2025.
Loss on Disposals
The loss on disposals during the three and six months ended June 28, 2025 related to the sale of the Advanced Rehabilitation Business.
Other Expense

	Three Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Interest expense, net	$4,068	$7,494	$(3,426)	(45.7%)
Other (income) expense	(249)	561	(810)	(144.4%)
Interest expense, net decreased $3.4 million, during the three months ended June 27, 2026 compared to the prior period primarily due to lower debt outstanding and reduced interest rates and applicable margins following the completion of our debt refinancing in the third quarter of 2025. Other (income) expense, net during the three months ended June 27, 2026 was driven by foreign currency gains, compared to foreign currency losses in the prior year period.

	Six Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Interest expense, net	$8,394	$15,003	$(6,609)	(44.1%)
Other (income) expense	(676)	1,338	(2,014)	(150.5%)
Interest expense, net decreased $6.6 million during the six months ended June 27, 2026 compared to the prior year period, primarily due to lower debt outstanding and reduced interest rates and applicable margins following the completion of our debt refinancing in the third quarter of 2025. Other (income) expense, net during the six months ended June 27, 2026 was driven by foreign currency gains, compared to foreign currency losses in the prior year period.
Income Tax Expense (Benefit), Net

	Three Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Income tax expense (benefit), net	$(20,897)	$1,041	$(21,938)	NM
Effective tax rate	136.5%	10.1%		126.4%

	Six Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Income tax expense (benefit), net	$(20,326)	$946	$(21,272)	NM
Effective tax rate	102.5%	13.7%		88.8%
Our effective tax rate was 136.5% and 102.5% for the three and six months ended June 27, 2026, respectively, compared with 10.1% and 13.7% for the three and six months ended June 28, 2025, respectively. The significant increase in the effective tax rate for both periods was primarily driven by the $24.6 million income tax benefit recognized from the release of the valuation allowance related to certain deferred tax assets following our determination that those assets are more likely than not to be realized. The prior year effective tax rates reflected income earned in foreign jurisdictions, partially offset, in the case of the six months ended June 28, 2025, by the release of certain reserves for uncertain tax positions.
Noncontrolling Interest
Subsequent to the IPO and related transactions, we became the sole managing member of BV LLC, holding ownership interests of 81.2% and 81.0% as of June 27, 2026 and December 31, 2025, respectively. We consolidate BV LLC’s financial statements as we have both a majority economic interest and sole voting control over BV LLC. The portion of BV LLC not owned by us—18.8% as of June 27, 2026—is reflected as a noncontrolling interest, representing the share of BV LLC owned by the Continuing LLC Owner. Period-over-period changes in noncontrolling interest reflect the allocation of net income or loss attributable to the Continuing LLC Owner.
Segment Adjusted EBITDA

	Three Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
U.S.	$30,488	$28,475	$2,013	7.1%
International	$4,775	$5,276	$(501)	(9.5%)
U.S.
Adjusted EBITDA increased $2.0 million, or 7.1%, compared to the prior year period. This increase was primarily attributable to higher gross profit and favorable movements in foreign currency. These improvements were partially offset by higher professional service costs and commission and selling expenses.
International
Adjusted EBITDA decreased $0.5 million, or 9.5%, compared to the prior year period, primarily due to higher segment adjusted general and administrative expenses.

	Six Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
U.S.	$51,630	$45,530	$6,100	13.4%
International	$7,548	$7,433	$115	1.5%
U.S.
Adjusted EBITDA increased $6.1 million, or 13.4%, compared to the prior year period, primarily due to higher gross profit driven by increased sales, favorable rebates, and favorable foreign currency movements. These improvements were partially offset by higher commission and selling expenses, compensation-related expenses, and professional fees.
International
Adjusted EBITDA increased $0.1 million, or 1.5%, compared to the prior year period, primarily due to higher gross profit driven by increased sales, mostly offset with higher segment adjusted general and administrative expenses.
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
On August 1, 2025, we entered into two interest rate swaps to mitigate the interest rate risk associated with our floating-rate SOFR-based borrowings under the 2025 Credit Agreement. Under the terms of the swaps, we pay a fixed interest rate in exchange for SOFR-based variable interest throughout the life of the instruments. The interest rate swaps have a weighted average fixed interest rate of 3.60% and an aggregate notional value of $150.0 million, or 50.0% of the 2025 Term Loan.
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
On each of March 31, 2026 and June 30, 2026, we made our scheduled principal payments of $3.8 million on the 2025 Term Loan. In addition, during the first and second quarters of 2026, we made discretionary prepayments of $22.0 million and $20.0 million, respectively, on the 2025 Term Loan. These prepayments were made to reduce future interest expense, and we believe the prepayments align with our capital optimization strategy and liquidity objectives.
As of June 27, 2026, we had $98.4 million of available borrowing capacity under the 2025 Revolver, net of $1.6 million in outstanding LOCs. This availability, combined with our existing cash balances and expected cash flows from operations, provides us with sufficient liquidity to meet our near-term obligations and supports our ongoing operations for the next twelve months.
To the extent additional capital is required, we anticipate that we will seek funding through a combination of equity financings, the incurrence of additional indebtedness, or other strategic sources of capital. Our ability to access these sources will depend on market conditions, our financial performance, and other factors.
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

Future Cash Requirements
The following table summarizes material changes to our estimated future cash requirements associated with debt and related obligations as of June 27, 2026:

	Remainder of 2026	Thereafter	Total
Long-term debt(a)	$11,250	$239,250	$250,500
Interest payments on long-term debt obligations(a)	8,663	54,711	63,374
	$19,913	$293,961	$313,874
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
The 2025 Credit Agreement also contains financial covenants including a maximum consolidated total net leverage ratio of 3.50 to 1.00. We may elect to increase such ratio level by 0.50 to 1.00 following certain permitted acquisitions. A minimum interest coverage ratio of 2.50 to 1.00 must also be maintained. The 2025 Revolver also includes standard provisions related to conditions of borrowing and customary events of default. We were in compliance with the financial covenants under the 2025 Credit Agreement as of June 27, 2026. We do not expect any of these covenants or restrictions to affect or limit our ability to conduct business in the ordinary course.
During the six months ended June 27, 2026, we made total principal payments of $45.8 million on the 2025 Term Loan, consisting of a scheduled quarterly payment of $3.8 million and two discretionary payments totaling $42.0 million. As of June 27, 2026, we had an outstanding balance of $248.5 million under the 2025 Term Loan, net of original issue discount and deferred financing costs.

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
Information Regarding Cash Flows
Cash and cash equivalents as of June 27, 2026 totaled $29.5 million, compared to $51.2 million as of December 31, 2025. The change in cash was primarily due to the following:

	Six Months Ended		Change
(in thousands, except for percentage)	June 27, 2026	June 28, 2025	$	%
Net cash from operating activities	$28,807	$6,607	$22,200	NM
Net cash from investing activities	(3,034)	(2,195)	(839)	38.2%
Net cash from financing activities	(46,576)	(13,716)	(32,860)	239.6%
Effect of exchange rate changes on cash	(978)	632	(1,610)	NM
Net change in cash, cash equivalents	$(21,781)	$(8,672)	$(13,109)	151.2%
Operating Activities
Net cash inflows from operating activities increased by $22.2 million compared to the prior year period, primarily reflecting lower interest payments due to reduced debt levels and favorable interest rates, as well as decreases in inventory purchases and bonus payments, partially offset with higher compensation-related costs.
Investing Activities
Net cash outflows from investing activities increased by $0.8 million compared to the prior year period, primarily as a result of purchases of investments, partially offset by lower capital expenditures. Capital expenditures in both periods primarily consisted of information technology-related investments.
Financing Activities
Net cash outflows from financing activities was $46.6 million for the six months ended June 27, 2026, primarily reflecting $42.0 million of discretionary prepayments of long-term debt. Net cash outflows from financing activities was $13.7 million for the six months ended June 28, 2025, primarily reflecting a $19.8 million payment of contingent consideration related to a prior acquisition, partially offset by $5.0 million of net borrowings under our former revolving credit facility.
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
Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of June 27, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 4, 2023, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit, (in which the Company is a nominal defendant), filed in the United States District Court for the District of Delaware, Grogan, on behalf of Bioventus Inc., v. Reali, et al., No. 1:23-CV-01099-RGA (D. Del.). The complaint asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On January 12, 2024, the Court agreed to stay this case pending resolution of the Ciarciello case.

On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers, (in which the Company is a nominal defendant), in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del.). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the Sanderson and Grogan derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the Court granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.). The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025, June 23, 2025, October 24, 2025, December 23, 2025, February 3, 2026, and April 1, 2026, the parties submitted status updates requesting more time to continue their settlement discussions. On July 17, 2026, the parties informed the Court that they had reached a settlement-in-principal and would submit a further status report by August 31, 2026, advising the Court of the status of their negotiations regarding attorney’s fees. The settlement is limited to implementation by the Company of certain corporate governance reforms and the Company does not presently expect that the attorney fee awards will be material.
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
On February 26, 2025, another plaintiff filed a derivative complaint against certain of Bioventus’s current and former officers and directors, (in which the Company is a nominal defendant), in the Delaware Court of Chancery, captioned Bouchereau, on behalf of Bioventus Inc. v. Reali et al., No. 2025-0214-BWD (Del. Ch.). The complaint is nearly identical to the Vince complaint and asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On April 2, 2026, the parties filed a stipulation to consolidate the Vince and Bouchereau derivative matters, which the Court granted that same day and captioned the consolidated action, In re Bioventus Inc. Stockholder Derivative Litigation, No. 2025-0192-LWW. On July 17, 2026, the parties informed the Court that they had reached a settlement-in-principal, together with the plaintiffs in In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.), and would submit a further status report by August 31, 2026, advising the Court of the status of their negotiations regarding attorney’s fees. The settlement is limited to implementation by the Company of certain corporate governance reforms and the Company does not presently expect that the attorney fee awards will be material.
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

The defendants filed a motion to dismiss the Hyung case on October 10, 2025. On May 8, 2026, the Court granted the motion to dismiss and dismissed the Hyung case without prejudice.
On June 1, 2026, plaintiff Hyung refiled a derivative complaint against certain of Bioventus’ current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the District of Delaware, captioned Hyung v. Reali, et. al., No. 1:26-cv-00635-JCG (D. Del.). Like the prior complaint, which was dismissed, Hyung asserts breaches of fiduciary duties, unjust enrichment, mismanagement, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On July 21, 2026, the defendants filed a motion to stay the case or, in the alternative, to dismiss the complaint. That motion is pending.
The Company believes the claims alleged in the above actions, including the pending derivative matters, lack merit and intends to defend itself vigorously. Except as described above, the outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading Risk Factors included in our 2025 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or future results. Except for such additional information and the risk factors set forth below, there have been no material changes in our risk factors from those described in our 2025 10-K.
We cannot assure you that our review of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.
In August 2026, the Company announced that a committee of independent directors of the Board of Directors of the Company is engaged in a review of potential strategic alternatives aimed at maximizing value for the Company's stockholders following the receipt of an unsolicited acquisition proposal and other unsolicited indications of interest. The committee is actively working with independent financial and legal advisors in the review process.
No assurance can be given as to the timeline or outcome of the strategic alternatives review process, including whether the process will result in a transaction or that any transaction that is agreed to will be completed. Entry into or completion of any potential transaction or other strategic alternatives would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals and the availability of financing for a potential transaction on reasonable terms. Even if a transaction is entered into, there can be no assurance that it will be successful or have a positive effect on stockholder value. The committee may also determine that no transaction is in the best interest of our stockholders.
We expect to incur expenses associated with identifying, evaluating and negotiating potential strategic alternatives. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations. We may also incur additional unanticipated expenses in connection with this process. In addition, we may be subject to costly and time-consuming litigation related to or as a result of the process. Further, the process may result in the loss of potential business opportunities and have a negative effect on the market price and volatility of our common stock, as well as our ability to recruit and retain qualified personnel.
In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly, which could adversely affect our business and stockholders.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)None.
(b)None.
(c)None.
Item 3. Defaults Upon Senior Securities.
Not Applicable.

Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended June 27, 2026, none of our directors or officers (as defined in rule 16a-1 (f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
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

BIOVENTUS INC.

August 5, 2026	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)