Form 10-Q
period 2026-09-26
Bioventus Inc.
filed 2026-11-02
CIK 1665988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of October 23, 2026, there were 68,474,219 shares of Class A common stock outstanding and 15,786,737 shares of Class B common stock outstanding.

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
Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and actual results may differ materially from those set forth in the forward-looking statements. Important factors that may cause actual results to differ materially from current expectations include, among other things: whether the objectives of the Company’s strategic alternatives review process will be achieved; the terms, structure, timing, benefits and costs of any strategic transaction; whether any such transaction will be consummated at all; the risk that the strategic alternatives review process could have an adverse effect on the ability of the Company to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, stockholders and other business relationships and on its operating results and business generally; the risk that the strategic alternatives review process could divert the attention and time of the Company’s management; the risk of costs or expenses resulting from the strategic alternatives review process; the risk of any litigation relating to the strategic alternatives review process; the risks related to unexpected increases in the volume of rebate claims; the risks related to tariffs and unexpected changes in tariffs, trade barriers and regulatory requirements, export licensing requirements or other restrictive actions by the United States or retaliatory tariffs and other actions taken by foreign governments; the U.S. Food and Drug Administration (“FDA”) regulatory process is expensive, time-consuming and uncertain, and the failure to obtain and maintain required regulatory clearances and approvals could prevent us from commercializing our products; we may be unable to successfully commercialize newly developed or acquired products or therapies within expected timeframes; if clinical studies of our future product candidates do not produce results necessary to support regulatory clearance or approval in the United States or elsewhere, we will be unable to expand the indications for or commercialize these products; if we fail to properly manage growth or scale our business processes, systems, or data management, our business could suffer; our ability to maintain our competitive position depends on our ability to attract, retain and motivate our senior management team and highly qualified personnel necessary to execute our strategic plans; the FDA’s reclassification of non-invasive bone growth stimulators, including of our EXOGEN Ultrasound Bone Healing System and the Centers for Medicare & Medicaid Services’ updated related billing requirements and reimbursement rates, could increase future competition for bone growth stimulators and otherwise adversely affect the Company’s sales of EXOGEN; failure to achieve and maintain adequate levels of coverage and/or reimbursement for any of our products or future products, the procedures using our products, such as our hyaluronic acid (“HA”) viscosupplements, or future products we may seek to commercialize; pricing and other competitive factors; demand for our products may decrease as a result of healthcare cost-containment and drug pricing initiatives by the federal government, which could negatively impact the commercial success of affected products; we may face issues with respect to the supply of our products or their components due to product quality and regulatory compliance issues, including increased costs, disruptions of supply, shortages, contamination or mislabeling; we might not meet certain of our debt covenants under our 2025 Credit Agreement and might be required to repay our indebtedness on an accelerated basis; there are restrictions on operations and other costs associated with our indebtedness; we might require additional capital to fund our current financial obligations and support business growth; failure to establish and maintain effective financial controls could adversely affect our business and stock price; we might not be able to complete acquisitions or successfully integrate new businesses, products or technologies in a cost-effective and non-disruptive manner; our cash is maintained at financial institutions, often in balances that exceed federally insured limits; we are subject to securities class action litigation and may be subject to similar or other litigation, in the future, which will require significant management time and attention, result in significant legal expenses or costs not covered by our insurers, and may result in unfavorable outcomes; we are highly dependent on a limited number of products; our long-term growth depends on our ability to develop, acquire and commercialize new products, line extensions or expanded indications; demand for our existing portfolio of products and any new products, line extensions or expanded indications depends on the continued and future acceptance of our products by physicians, patients, third-party payers and others in the medical community; governments outside the United States might not provide coverage or reimbursement of our products; we compete and may compete in the future against other companies, some of which have longer operating histories, more established products or greater resources than we do; if our HA products are reclassified from medical devices to drugs in the United States by the FDA, it could negatively impact our ability to market these products and may require that we conduct costly additional clinical studies to support current or future indications for use of those products; our failure to properly manage our anticipated growth and strengthen our brands; risks related to product liability claims; fluctuations in demand for our products; our reliance on a limited number of third-party manufacturers to manufacture certain of our products; if our facilities are damaged or become inoperable, we will be unable to continue to research, develop and manufacture certain of our products; economic, political, regulatory and other risks related to international sales, manufacturing and operations; failure to maintain contractual relationships; security breaches, unauthorized access to or disclosure of information, cyberattacks, or other incidents, or the perception that confidential information in our or our vendors’ or service providers’ possession or control is not secure; failure of key information technology and communications systems, process or sites; risks related to our future capital needs; failure to comply with extensive governmental regulation relevant to us and our products; we may be subject to enforcement action if we engage in improper claims submission practices and resulting audits or denials of our claims by government agencies could reduce our net sales or profits; unstable political or economic conditions, including due to government shutdowns; legislative or regulatory reforms; our business might experience adverse impacts due to public health outbreaks; risks related to intellectual property matters; the dilution of our Class A common stockholders upon an exchange of the outstanding common membership interests in Bioventus LLC could adversely affect the market price of our Class A common stock and the resale of such shares could cause the market price of our Class A common stock to fall; and the other risks identified in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the period ended June 27, 2026, as such factors may be updated from time to time in our other filings with the SEC which are accessible on the SEC’s website at www.sec.gov and the Investor Relations page of Bioventus’ website at https://ir.bioventus.com. You are urged to consider these risk factors carefully in evaluating forward-looking statements. Except to the extent required by law, the Company undertakes no obligation to update or revise any estimate or forward-looking statement for any reason, even if new information becomes available in the future.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Bioventus Inc.
Consolidated Condensed Statements of Operations and Comprehensive Income
Three and Nine Months Ended September 26, 2026 and September 27, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$142,442	$138,651	$427,739	$410,187
Cost of sales (including depreciation and amortization of $9,256, $9,995, $29,236 and $30,863, respectively)	45,314	44,422	134,176	130,812
Gross profit	97,128	94,229	293,563	279,375
Selling, general and administrative expense	82,945	78,657	244,010	231,269
Research and development expense	3,435	2,923	9,075	9,106
Restructuring costs	—	—	39	—
Depreciation and amortization	1,048	1,398	3,196	4,430
(Gain) loss on disposals	—	(1)	—	81
Operating income	9,700	11,252	37,243	34,489
Interest expense, net	3,758	6,177	12,152	21,180
Loss on extinguishment	—	326	—	326
Other (income) expense	(216)	79	(892)	1,417
Other expense	3,542	6,582	11,260	22,923
Income before income taxes	6,158	4,670	25,983	11,566
Income tax (benefit) expense, net	(701)	664	(21,027)	1,610
Net income	6,859	4,006	47,010	9,956
Income attributable to noncontrolling interest	(872)	(851)	(4,469)	(1,979)
Net income attributable to Bioventus Inc.	$5,987	$3,155	$42,541	$7,977

Net income	$6,859	$4,006	$47,010	$9,956
Other comprehensive income (loss), net of tax
Change in foreign currency translation adjustments	67	(528)	(1,158)	1,698
Change in the fair value of cash flow hedges	1,386	(785)	3,314	(785)
Comprehensive income	8,312	2,693	49,166	10,869
Comprehensive income attributable to noncontrolling interest	(1,145)	(601)	(4,873)	(2,156)
Comprehensive income attributable to Bioventus Inc.	$7,167	$2,092	$44,293	$8,713

Net income per share of Class A common stock:
Basic	$0.09	$0.05	$0.63	$0.12
Diluted	$0.08	$0.05	$0.60	$0.12

Weighted-average shares of Class A common stock outstanding:
Basic	68,376,587	66,924,682	67,855,550	66,483,147
Diluted	72,493,136	68,837,797	71,121,498	68,792,127

The accompanying notes are an integral part of these consolidated condensed financial statements.

Bioventus Inc.
Consolidated Condensed Balance Sheets as of September 26, 2026 and December 31, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

	September 26, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$30,709	$51,238
Accounts receivable, net	138,228	128,303
Inventory	83,096	82,236
Prepaid and other current assets	13,509	11,065
Total current assets	265,542	272,842
Property and equipment, net	19,782	21,899
Goodwill	7,462	7,462
Intangible assets, net	343,931	368,419
Operating lease assets	3,756	5,122
Deferred tax assets	29,539	5,522
Investment and other assets	3,418	2,293
Total assets	$673,430	$683,559

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,787	$10,928
Accrued liabilities	109,027	130,242
Current portion of long-term debt	18,750	15,000
Other current liabilities	4,140	4,210
Total current liabilities	157,704	160,380
Long-term debt, less current portion	211,077	278,951
Deferred income tax liabilities	568	433
Other long-term liabilities	12,207	15,348
Total liabilities	381,556	455,112
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued
Class A common stock, $0.001 par value, 250,000,000 shares authorized as of September 26, 2026 and December 31, 2025, 68,454,714 and 67,097,716 shares issued and outstanding as of September 26, 2026 and December 31, 2025, respectively	69	67
Class B common stock, $0.001 par value, 50,000,000 shares authorized, 15,786,737 shares issued and outstanding as of September 26, 2026 and December 31, 2025	16	16
Additional paid-in capital	532,950	520,851
Accumulated deficit	(292,388)	(334,929)
Accumulated other comprehensive loss	(148)	(1,900)
Total stockholders’ equity attributable to Bioventus Inc.	240,499	184,105
Noncontrolling interest	51,375	44,342
Total stockholders’ equity	291,874	228,447
Total liabilities and stockholders’ equity	$673,430	$683,559
The accompanying notes are an integral part of these consolidated condensed financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
Three and Nine Months Ended September 26, 2026 and September 27, 2025
(Amounts in thousands, except share amounts)
(Unaudited)

Three Months Ended September 26, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at June 27, 2026	68,211,818	$68	15,786,737	$16	$527,925	$(1,328)	$(298,375)	$49,106	$277,412
Issuance of Class A common stock for equity plans	242,896	1	—	—	1,414	—	—	—	1,415
Tax withholdings on equity-based compensation awards	—	—	—	—	(19)	—	—	—	(19)
Net income	—	—	—	—	—	—	5,987	872	6,859
Change in noncontrolling interest allocation	—	—	—	—	(337)	—	—	337	—
Equity-based compensation	—	—	—	—	3,967	—	—	789	4,756
Distributions to members	—	—	—	—	—	—	—	(2)	(2)
Cash flow hedging, net	—	—	—	—	—	1,126	—	260	1,386
Translation adjustment	—	—	—	—	—	54	—	13	67
Balance at September 26, 2026	68,454,714	$69	15,786,737	$16	$532,950	$(148)	$(292,388)	$51,375	$291,874

Three Months Ended September 27, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at June 28, 2025	66,885,359	$67	15,786,737	$16	$514,772	$(774)	$(352,839)	$40,057	$201,299
Issuance of Class A common stock for equity plans	88,333	—	—	—	96	—	—	—	96
Tax withholdings on equity-based compensation	—	—	—	—	(9)	—	—	—	(9)
Net income	—	—	—	—	—	—	3,155	851	4,006
Equity-based compensation	—	—	—	—	2,675	—	—	501	3,176
Cash flow hedging, net	—	—	—	—	—	(635)	—	(150)	(785)
Translation adjustment	—	—	—	—	—	(428)	—	(100)	(528)
Balance at September 27, 2025	66,973,692	$67	15,786,737	$16	$517,534	$(1,837)	$(349,684)	$41,159	$207,255

Nine Months Ended September 26, 2026
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2025	67,097,716	$67	15,786,737	$16	$520,851	$(1,900)	$(334,929)	$44,342	$228,447
Issuance of Class A common stock for equity plans	1,356,998	2	—	—	2,386	—	—	—	2,388
Tax withholdings on equity-based compensation awards	—	—	—	—	(1,357)	—	—	—	(1,357)
Net income	—	—	—	—	—	—	42,541	4,469	47,010
Change in noncontrolling interest allocation	—	—	—	—	(20)	—	—	20	—
Recognition of tax receivable agreement liability upon release of valuation allowance	—	—	—	—	186	—	—	—	186
Equity-based compensation	—	—	—	—	10,904	—	—	2,157	13,061
Distributions to members	—	—	—	—	—	—	—	(17)	(17)
Cash flow hedging, net	—	—	—	—	—	2,689	—	625	3,314
Translation adjustment	—	—	—	—	—	(937)	—	(221)	(1,158)
Balance at September 26, 2026	68,454,714	$69	15,786,737	$16	$532,950	$(148)	$(292,388)	$51,375	$291,874

Nine Months Ended September 27, 2025
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2024	65,758,341	$66	15,786,737	$16	$508,092	$(2,573)	$(357,661)	$37,664	$185,604
Issuance of Class A common stock for equity plans	1,215,351	1	—	—	1,562	—	—	—	1,563
Tax withholdings on equity-based compensation	—	—	—	—	(9)	—	—	—	(9)
Net income	—	—	—	—	—	—	7,977	1,979	9,956
Change in noncontrolling interest allocation	—	—	—	—	159	—	—	(159)	—
Equity-based compensation	—	—	—	—	7,730	—	—	1,503	9,233
Distributions to members	—	—	—	—	—	—	—	(5)	(5)
Cash flow hedging, net	—	—	—	—	—	(635)	—	(150)	(785)
Translation adjustment	—	—	—	—	—	1,371	—	327	1,698
Balance at September 27, 2025	66,973,692	$67	15,786,737	$16	$517,534	$(1,837)	$(349,684)	$41,159	$207,255
The accompanying notes are an integral part of these consolidated condensed financial statements.

Bioventus Inc.
Consolidated Condensed Statements of Cash Flows
Nine Months Ended September 26, 2026 and September 27, 2025
(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2026	September 27, 2025
Operating activities:
Net income	$47,010	$9,956
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	32,465	35,317
Provision for credit losses	189	944
Equity-based compensation	13,061	9,233
Deferred income taxes	(22,641)	222
Loss on disposals	—	81
Loss on extinguishment	—	326
Unrealized loss (gain) on foreign currency fluctuations	151	(333)
Other, net	508	1,006
Changes in operating assets and liabilities:
Accounts receivable	(10,471)	(2,801)
Inventories	(3,215)	(4,399)
Accounts payable and accrued expenses	(7,453)	(15,370)
Other current and noncurrent assets and liabilities	(139)	2,523
Net cash from operating activities	49,465	36,705
Investing activities:
Settlement from the sale of a business	—	(686)
Purchase of property and equipment	(1,868)	(1,982)
Acquisition of distribution rights	(1,500)	—
Purchase of equity securities	(1,500)	—
Net cash from investing activities	(4,868)	(2,668)
Financing activities:
Proceeds from issuance of Class A common stock	2,388	1,563
Tax withholdings on equity-based compensation	(1,357)	(9)
Payment of contingent consideration	—	(19,771)
Borrowing on revolver	—	45,000
Payment on revolver	—	(20,000)
Proceeds from the issuance of long-term debt, net of discount	—	31,907
Payments on the extinguishment of long-term debt	—	(65,765)
Debt refinancing costs	—	(697)
Payments on long-term debt	(64,500)	(5,302)
Other, net	(690)	(619)
Net cash from financing activities	(64,159)	(33,693)
Effect of exchange rate changes on cash	(967)	238
Net change in cash and cash equivalents	(20,529)	582
Cash and cash equivalents at the beginning of the period	51,238	41,582
Cash and cash equivalents at the end of the period	$30,709	$42,164
Supplemental disclosure of noncash investing and financing activities:
Accounts payable for purchase of property, plant and equipment	$285	$218

The accompanying notes are an integral part of these consolidated condensed financial statements.

Bioventus Inc.
Notes to the Unaudited Consolidated Condensed Financial Statements
(Amounts in thousands, except unit and share amounts)
1. Organization
The Company
Bioventus Inc. (together with its subsidiaries, the “Company”) was formed as a Delaware corporation as part of an initial public offering (“IPO”) in February 2021, conducted through what is commonly referred to as an umbrella partnership C Corporation (“UP-C”) structure. Bioventus Inc. functions as a holding company with no direct operations, material assets or liabilities other than the equity interest in Bioventus LLC and its subsidiaries (“BV LLC”). BV LLC is a limited liability company formed under the laws of the state of Delaware on November 23, 2011 and operates as a partnership. The Company has majority interest, sole voting interest, and controls the management of BV LLC. As a result, the Company consolidates the financial results of BV LLC and reports a noncontrolling interest representing the interest of BV LLC held by Smith & Nephew, Inc. (the “Continuing LLC Owner”).
The Company is a global medical device company focused on helping patients recover and live life to the fullest by relieving pain and addressing musculoskeletal challenges through a diverse portfolio of high-quality, innovative, and clinically-proven solutions. The Company is headquartered in Durham, North Carolina and had approximately 960 employees at September 26, 2026.
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
Accounts receivable, net of allowances, consisted of the following as of:

	September 26, 2026	December 31, 2025
Accounts receivable	$140,756	$131,206
Less: Allowance for credit losses	(2,528)	(2,903)
	$138,228	$128,303
Due to the short-term nature of the Company’s receivables, the estimate of expected credit losses is based on aging of its accounts receivable balances. The allowance is adjusted on a specific identification basis for certain accounts as well as pooling of accounts with similar characteristics. The Company has a diverse customer base. One customer represented approximately 27.7% and 28.1% of accounts receivable as of September 26, 2026 and December 31, 2025, respectively. Historically, the Company’s reserves have been adequate to cover credit losses. The accounts receivable, net balance as of June 27, 2026 was $138,406.
Inventory
Inventory consisted of the following as of:

	September 26, 2026	December 31, 2025
Raw materials and supplies	$18,107	$21,240
Finished goods	64,989	60,996
	$83,096	$82,236

Accrued Liabilities
Accrued liabilities consisted of the following as of:

	September 26, 2026	December 31, 2025
Gross-to-net deductions	$60,005	$73,487
Bonus and commission	16,735	25,040
Compensation and benefits	5,395	6,560
Accrued interest	2,284	3,168
Income and other taxes	5,718	5,135
Other liabilities	18,890	16,852
	$109,027	$130,242
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
4. Financial Instruments
Long-term debt consisted of the following as of:

2025 Credit Agreement	September 26, 2026	December 31, 2025
2025 Term Loan	$231,750	$296,250
Less:
Current portion of long-term debt	(18,750)	(15,000)
Unamortized debt issuance cost	(476)	(570)
Unamortized discount	(1,447)	(1,729)
	$211,077	$278,951
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

The Company recognized a loss on extinguishment of $326, which is included in the consolidated condensed statements of operations and comprehensive income for the three and nine months ended September 27, 2025. This loss reflects the write-off of unamortized deferred financing costs and discounts associated with certain financial institutions under the 2019 Credit and Guaranty Agreement.
The Company also incurred $794 in third-party costs associated with the debt modification, which were expensed as incurred and recorded within selling, general and administrative expense within the consolidated condensed statement of operations and comprehensive income for the three and nine months ended September 27, 2025.
As of September 26, 2026, the outstanding balance on the 2025 Term Loan was $229,827, net of discounts of $1,447 and deferred financing costs of $476. These amounts include portions of the original issue discounts and deferred financing costs attributable to returning Lenders from the 2019 Credit and Guaranty Agreement. Interest expense, net includes deferred cost amortization of $163 and $490 for the three and nine months ended September 26, 2026, respectively, and $244 and $1,006 for the three and nine months ended September 27, 2025, respectively. The effective interest rate on the 2025 Term Loan was 5.91% as of September 26, 2026.
The 2025 Term Loan and 2025 Revolver mature on July 31, 2030 (“Maturity”). On March 31, 2026 and June 30, 2026, the Company made scheduled principal payments of $3,750 on the 2025 Term Loan. During the three months ended March 28, 2026, June 27, 2026, and September 26, 2026 the Company made discretionary prepayments of $22,000, $20,000, and $15,000, respectively, on the 2025 Term Loan. The remaining scheduled principal payments for the 2025 Term Loan as of September 26, 2026 are as follows:

Period	Scheduled Quarterly Payments(a)	Annually
2026	3,750	7,500
2027	3,750	15,000
2028	3,750	15,000
2029	3,750	15,000
2030	3,750	7,500
2030 - Final payment at Maturity	—	171,750
(a)Scheduled quarterly payments occur on March 31, June 30, September 30, and December 31 of each year.
The estimated fair value of the 2025 Term Loan, using the midpoint of the Bloomberg Valuation, was $225,377 as of September 26, 2026 and classified as a Level 2 instrument within the fair value hierarchy.
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
As of September 26, 2026, the Company had three LOCs outstanding, reducing LOC capacity to approximately $5,894. All outstanding LOCs incur fees equal to the interest margin for SOFR based loans under the 2025 Revolver, applied to the undrawn and unexpired amount of each LOC. These LOC fees are payable quarterly in arrears. As of September 26, 2026, the Company had $100,000 available under the 2025 Revolver, excluding the effect of outstanding LOCs.
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
The Company was in compliance with the financial covenants under the 2025 Credit Agreement as of September 26, 2026.
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
5. Fair Value Measurements
The process for determining fair value has not changed from that described in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025. The Company does not have any assets or liabilities measured at fair value using Level 1 or Level 3 inputs. The Company’s interest rate swaps, which are measured using Level 2 inputs, were in an asset position of $2,323 as of September 26, 2026, compared to a liability position of $991 as of December 31, 2025. Interest rate swap assets and liabilities are recorded in prepaid and other current assets and accrued liabilities, respectively, within the consolidated condensed balance sheets.
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
The Company evaluates the effectiveness of its hedge instruments quarterly and both instruments were effective as of September 26, 2026. The Company does not hold or issue derivative instruments for trading purposes. Cash flows associated with hedging instruments are presented in the same category in the statement of cash flows as those of the hedged item. Accordingly, settlements of interest rate swaps are classified as operating activities, consistent with the classification of interest payments on the related debt.
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
The following table presents cash flow hedge activity recognized in AOCI for the three and nine months ended September 26, 2026:

	Three Months Ended		Nine Months Ended
Interest Rate Swaps	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Cash flow hedge fair value gain (loss)(a)	$1,386	$(785)	$3,314	$(785)
(a)    Represents the total change in the fair value of cash flow hedges recognized during the period. Included in those amounts were $260 and $625 recognized in AOCI attributable to noncontrolling interest during the three and nine months ended September 26, 2026, respectively. For the three and nine months ended September 27, 2025, $150 was recognized in AOCI attributable to noncontrolling interest.
There were no income tax benefits or expenses associated with the Company’s interest rate swaps or reclassifications from AOCI during the three and nine months ended September 26, 2026 and September 27, 2025.
Interest payables and receivables under the interest rate swaps are accrued and recorded as adjustments to interest expense, net in the consolidated condensed statements of operations and comprehensive income.
6. Equity-Based Compensation
2021 Plan
The Company operates an equity-based compensation plan (the “2021 Plan”), which allows for the issuance of nonqualified stock options, restricted stock, dividend equivalents, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), and other stock-based and cash awards (collectively, the “2021 Plan Awards”). As of September 26, 2026, 26,963,662 shares of Class A common stock have been authorized to be awarded under the 2021 Plan and 11,803,836 shares were available for 2021 Plan Awards.
2023 Plan
The Company also operates the 2023 Retention Equity Award Plan (the “2023 Plan” and, together with the 2021 Plan, the “Plans”), the purpose of which is to retain and motivate critical personnel over the short-term by providing them additional incentives in the form of RSUs (the “Retention Awards” and together with the “2021 Plan Awards,” the “Awards”). As of September 26, 2026, 600,000 shares of Class A common stock were authorized to be awarded under the 2023 Plan and 69,050 shares were available for Retention Awards.
Activity under the Plans
Expense
Equity-based compensation, net for Awards granted under the Plans totaled $4,756 and $12,791 for the three and nine months ended September 26, 2026, respectively, and $3,176 and $8,951 for the three and nine months ended September 27, 2025, respectively. The expense is primarily included in selling, general and administrative expense with a nominal amount in research and development expense within the consolidated condensed statements of operations and comprehensive income, based upon the classification of the employee. There were $53 and $446 in income tax benefits related to equity-based compensation expense for the three and nine months ended September 26, 2026, respectively. There were no income tax benefits related to equity-based compensation expense for the three and nine months ended September 27, 2025.

Restricted Stock Units
During the three and nine months ended September 26, 2026, the Company granted time-based RSUs which vest at various dates through August 15, 2030. RSU compensation expense is recognized over the vesting period, which is typically between 1 and 4 years. Unamortized compensation expense related to RSUs totaled $16,987 at September 26, 2026, and is expected to be recognized over a weighted-average period of approximately 2.97 years. A summary of the RSU award activity for the nine months ended September 26, 2026 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2025	2,777	$6.90
Granted	2,181	8.68
Vested	(1,144)	6.71
Forfeited or canceled	(231)	7.64
Unvested at September 26, 2026	3,583	$8.00
Performance Restricted Stock Units
During the nine months ended September 26, 2026, the Company granted PRSUs subject to a 3-year cliff vesting period, contingent upon the achievement of a designated market condition at the end of the vesting term. The market condition is based on the Company’s relative total shareholder return (“TSR”). Compensation expense related to PRSUs is recognized on a straight-line basis over the 3-year vesting period. The fair value of the PRSUs was determined on the grant date using a Monte Carlo simulation model, which estimated TSR for the Company’s Class A common stock relative to a peer group consisting of companies included in the Russell 2000 Medical Equipment Index, along with additional selected companies. The number of shares of Class A common stock issuable upon vesting of the PRSUs is determined based on achievement of the TSR. Actual shares issued may range from 0% to 200% of the target award granted.
Unamortized compensation expense related to PRSUs totaled $4,838 at September 26, 2026, and is expected to be recognized over a weighted-average period of approximately 2.17 years. A summary of PRSU award activity for the nine months ended September 26, 2026 is as follows (number of units in thousands):

	Number of units	Weighted-average grant-date fair value per unit
Unvested at December 31, 2025	159	$10.37
Granted	386	13.13
Unvested at September 26, 2026	545	$12.32
Stock Options
During the nine months ended September 26, 2026, the Company granted time-based stock options which vest over 1 to 4 years following the date of grant and expire within 10 years. The fair value of time-based stock options is determined using the Black-Scholes valuation model, with such value recognized as expense over the service period, which is typically 1 to 4 years, net of actual forfeitures. A summary of the Company’s assumptions used in determining the fair value of the stock options granted during the nine months ended September 26, 2026 is shown in the following table:

Risk-free interest rate	4.0%
Expected dividend yield	—%
Expected stock price volatility	39.5% - 39.7%
Expected life of stock options (years)	6.25
The weighted-average grant date fair value of options granted during the nine months ended September 26, 2026 was $3.93 per share. The expected term of the options granted is estimated using the simplified method. Expected volatility is based on the historical volatility of the peer companies’ common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option. Unamortized compensation expense related to the options totaled $4,154 at September 26, 2026, and is expected to be recognized over a weighted-average period of approximately 3.07 years.

A summary of stock option activity is as follows for the nine months ended September 26, 2026 (number of options in thousands):

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value(1)
Outstanding at December 31, 2025	4,664	$7.77	7.06	$7,780
Granted	1,047	8.60
Exercised	(257)	6.37
Forfeited or canceled	(111)	9.38
Outstanding at September 26, 2026	5,343	$7.96	7.03	$31,333
Exercisable and vested at September 26, 2026	2,892	$8.64	5.88	$15,054
(1)The aggregate intrinsic value is based upon the difference between the Company’s closing stock price at the date of the consolidated condensed balance sheets and the exercise price of the stock option for in-the-money stock options. The intrinsic value of outstanding stock options fluctuates based upon the trading value of the Company’s Class A common stock.
Employee Stock Purchase Plan
The Company operates a non-qualified Employee Stock Purchase Plan (“ESPP”), which provides for the issuance of shares of the Company’s Class A common stock to eligible employees of the Company that elect to participate in the plan and purchase shares of Class A common stock through payroll deductions at a discounted price. As of September 26, 2026, the aggregate number of shares reserved for issuance under the ESPP was 2,268,019. During the nine months ended September 26, 2026, the Company issued 106,500 shares under the ESPP and recognized $270 in related expense. For the nine months ended September 27, 2025, the Company issued 114,803 shares under the ESPP and recognized $282 in related expense.
7. Stockholders’ Equity
On February 16, 2021, the Company closed an IPO of 9,200,000 shares of Class A common stock through an UP-C structure with BV LLC. In connection with the IPO, the Company amended and restated the limited liability company agreement of BV LLC (“BV LLC Agreement”) to provide for a new single class of common membership interests in BV LLC (“LLC Interests”) and exchange all of the existing membership interests in BV LLC held by the existing members (the “Original BV LLC Owners”) for new LLC Interests. The Company also amended its certificate of incorporation to authorize the following shares: (i) 250,000,000 shares of Class A common stock with a par value of $0.001 per share; (ii) 50,000,000 shares of Class B common stock with a par value of $0.001 per share, which have voting rights but no economic interest, and some of which were issued to the Original BV LLC Owners; and (iii) 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Company’s board of directors. In connection with the completion of the IPO, the Company acquired, by merger, certain entities that were part of the Original BV LLC Owners (“Former BV LLC Owners”), for which the Company issued 31,838,589 shares of Class A common stock as merger consideration (“IPO Mergers”) and cancelled the Class B common stock held by such Former BV LLC Owners. The IPO Mergers are deemed to be a recapitalization transaction.
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

Noncontrolling interest
In connection with any redemption pursuant to the BV LLC Agreement, the Company will receive a corresponding number of LLC Interests, increasing its ownership interest in BV LLC. Future redemptions of LLC Interests will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital. There were no redemptions during the nine months ended September 26, 2026 or during the year ended December 31, 2025. The following table summarizes the ownership interest in BV LLC as of September 26, 2026 and December 31, 2025 (number of units in thousands):

	September 26, 2026		December 31, 2025
	LLC Interests	Ownership %	LLC Interests	Ownership %
Number of LLC Interests owned
Bioventus Inc.	68,455	81.3%	67,098	81.0%
Continuing LLC Owner	15,787	18.7%	15,787	19.0%
Total	84,242	100.0%	82,885	100.0%
8. Earnings Per Share
The following table sets forth the computation of basic and diluted income per share of Class A common stock for the periods presented (amounts in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator
Net income	$6,859	$4,006	$47,010	$9,956
Less: Net income attributable to noncontrolling interest	(872)	(851)	(4,469)	(1,979)
Net income attributable to Bioventus Inc. Class A common shareholders	$5,987	$3,155	$42,541	$7,977

Denominator
Basic weighted-average shares of Class A common stock outstanding	68,376,587	66,924,682	67,855,550	66,483,147
Dilutive effects of:
Stock options	1,768,554	785,241	1,381,598	988,556
Restricted stock units(a)	2,347,995	1,127,874	1,884,350	1,320,424
Diluted weighted-average shares of Class A common stock outstanding	72,493,136	68,837,797	71,121,498	68,792,127

Net income per share of Class A common stock—basic	$0.09	$0.05	$0.63	$0.12
Net income per share of Class A common stock—diluted	$0.08	$0.05	$0.60	$0.12
(a)Includes the dilutive effect of both restricted stock units and performance restricted stock units.
Shares of Class B common stock do not share in the earnings of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted income per share of Class B common stock under the two-class method have not been presented.

The following number of weighted-average potentially dilutive shares were excluded from the calculation of diluted net income per share because the effect of including such potentially dilutive shares would have been antidilutive upon conversion:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
LLC Interests held by Continuing LLC Owner(a)	15,786,737	15,786,737	15,786,737	15,786,737
Stock options(b)	320,871	2,348,069	1,886,651	2,209,964
Restricted stock units(c)	4,614	1,136,969	260,473	790,981
Total	16,112,222	19,271,775	17,933,861	18,787,682
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
9. Restructuring Costs
Restructuring costs are not allocated to the Company’s reportable segments as they are not part of the segment performance measures regularly reviewed by management. These charges are included in restructuring costs in the consolidated condensed statements of operations and comprehensive income. Liabilities associated with restructuring costs are recorded in accrued liabilities on the consolidated condensed balance sheets.
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
For the nine months ended September 26, 2026, the Company recorded net restructuring expense of $39. Restructuring expense associated with the 2025 Restructuring Plan totaled $2,235 for the year ended December 31, 2025.
The following table summarizes the activity for restructuring liabilities:

2025 Restructuring Plan
Balance at December 31, 2025	$1,437
Expenses incurred	39
Payments made	(1,457)
Balance at September 26, 2026	$19
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
During the second quarter of 2026, the Company reassessed the realizability of its deferred tax assets in accordance with FASB Accounting Standards Codification Topic 740, Income Taxes. In evaluating the need for a valuation allowance, the Company considered all available positive and negative evidence, including recent operating results, cumulative earnings trends, forecasts of future taxable income, reversal patterns of existing taxable temporary differences, and tax planning strategies.

Based upon all positive and negative evidence, including the achievement of three-year cumulative earnings, management concluded that it is more likely than not that a portion of its deferred tax assets will be realized. As a result, during the three and nine months ended September 26, 2026, the Company released a portion of its valuation allowance of approximately $2,288 and $26,927, respectively, related primarily to federal and state net operating loss carryforwards, tax credit carryforwards, and other deductible temporary differences. The valuation allowance release recognized during the three months ended September 26, 2026 reflects management's change in judgment regarding the realizability of certain deferred tax assets and was recognized in the period in which that determination was made.
The release of the valuation allowance resulted in the recognition of an income tax benefit of approximately $2,288 and $26,927 during the three and nine months ended September 26, 2026, respectively, which reduced the Company's effective tax rate for the three and nine months ended September 26, 2026. The remaining valuation allowance was approximately $20,652 as of September 26, 2026, of which $18,579 is primarily related to capital loss carryforwards and foreign tax credits for which realization remains uncertain.
The Company will continue to evaluate the realizability of its deferred tax assets in each reporting period. Changes in actual operating results, future taxable income projections, tax law changes, or other factors could affect the amount of valuation allowance recognized in future periods.
The Company's effective tax rate was (11.4%) and (80.9%) for the three and nine months ended September 26, 2026, respectively, compared to 14.2% and 13.9% for the three and nine months ended September 27, 2025, respectively. The effective tax rates for the three and nine months ended September 26, 2026 were primarily attributable to income tax benefits of $2,288 and $26,927, respectively, recognized upon the release of the valuation allowance discussed above. The prior year effective tax rates reflected income earned in foreign jurisdictions, partially offset, in the case of the nine months ended September 27, 2025, by the release of certain reserves for uncertain tax positions.
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
On February 16, 2021, the Company entered into a tax receivable agreement (“TRA”) with the Continuing LLC Owner that provides for the payment by the Company to the Continuing LLC Owner of 85% of the amount of tax benefits, if any, that the Company actually realizes as a result of (i) increases in the tax basis of assets of BV LLC resulting from any redemptions or exchanges of LLC Interests or any prior sales of interests in BV LLC; and (ii) certain other tax benefits related to the Company making payments under the TRA. In connection with the IPO, an equity participation right granted to the Continuing LLC Owner was exchanged, causing the Company to recognize a deferred tax benefit and related TRA liability. That deferred tax benefit and related TRA liability were previously reversed due to the establishment of a valuation allowance in 2023. Upon the release of the valuation allowance in 2026, the Company recognized a deferred tax benefit and related TRA liability associated with the redemption of the equity participation right from the IPO.
11. Commitments and Contingencies
Leases
The Company leases its office facilities as well as other property, vehicles and equipment under operating leases. The Company also leases office space, a warehouse and certain equipment under finance leases. The remaining lease terms range from one month to 6.6 years.
The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Operating lease cost	$494	$651	$1,522	$1,898
Short-term lease cost(a)	121	191	486	531
Financing lease cost:
Amortization of finance lease assets	384	152	1,152	453
Interest on lease liabilities	184	202	559	609
Total lease cost	$1,183	$1,196	$3,719	$3,491

(a)Includes variable lease cost and sublease income, which are immaterial.
Supplemental cash flow information and non-cash activity related to leases were as follows:

	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,661	$2,684
Operating cash flows from financing leases	$559	$609
Financing cash flows from finance leases	$673	$614

Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	$113	$904
Financing lease obligations	$—	$56
Current portions of operating and financing lease liabilities are recorded within other current liabilities on the consolidated condensed balance sheets. Noncurrent liabilities resulting from operating and financing leases are recorded within other long-term liabilities. Supplemental balance sheet and other information related to leases are as follows:

	September 26, 2026	December 31, 2025
Operating lease assets	$3,756	$5,122

Operating lease liabilities—other current liabilities	$3,152	$3,303
Operating lease liabilities—other long-term liabilities	2,211	4,456
Total operating lease liabilities	$5,363	$7,759

Property, plant and equipment, net	$10,067	$11,221

Finance lease liabilities—other current liabilities	$988	$907
Finance lease liabilities—other long-term liabilities	7,972	8,729
Total financing lease liabilities	$8,960	$9,636

Weighted-average remaining lease term (years):
Operating leases	1.8	2.4
Finance leases	6.6	7.3

Weighted-average discount rate:
Operating leases	5.2%	5.2%
Finance leases	8.1%	8.1%
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
On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers (in which the Company is a nominal defendant), in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del.). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the Sanderson and Grogan derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the Court granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.). The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025, June 23, 2025, October 24, 2025, December 23, 2025, February 3, 2026, and April 1, 2026, the parties submitted status updates requesting more time to continue their settlement discussions. On July 17, 2026, the parties informed the Court that they had reached a settlement-in-principle and would submit further status reports, advising the Court of the status of their negotiations regarding attorney’s fees. The settlement is limited to implementation by the Company of certain corporate governance reforms and the Company does not presently expect that the attorney fee awards will be material.

On July 31, 2024, another plaintiff filed a derivative complaint against certain of the Company’s current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the Middle District of North Carolina, captioned Vince, on behalf of Bioventus Inc. v. Reali et al., No. 1:24-cv-00639-CCE-JEP (M.D.N.C.). Like the Grogan case, the Vince case asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, contribution, and waste and generally alleges the same purported misconduct as alleged in the Ciarciello case. On November 11, 2024, the defendants filed a motion to transfer the Vince case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation. On January 14, 2025, the Court granted the motion and transferred the Vince case to the District of Delaware. On February 14, 2025, the plaintiff requested voluntary dismissal of the Vince case without prejudice and the Court granted the request that same day.
On February 20, 2025, plaintiff Vince refiled a derivative complaint against certain of Bioventus’ current and former officers and directors, (in which the Company is a nominal defendant), in the Delaware Court of Chancery, captioned Vince, on behalf of Bioventus Inc. v. Reali et al., No. 2025-0192-LWW (Del. Ch.). Like the prior complaint, which he voluntarily dismissed, Vince asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On March 24, 2025, the defendants filed a motion to dismiss the complaint, or in the alternative, to stay the case.
On February 26, 2025, another plaintiff filed a derivative complaint against certain of Bioventus’s current and former officers and directors, (in which the Company is a nominal defendant), in the Delaware Court of Chancery, captioned Bouchereau, on behalf of Bioventus Inc. v. Reali et al., No. 2025-0214-BWD (Del. Ch.). The complaint is nearly identical to the Vince complaint and asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On April 2, 2026, the parties filed a stipulation to consolidate the Vince and Bouchereau derivative matters, which the Court granted that same day and captioned the consolidated action In re Bioventus Inc. Stockholder Derivative Litigation, No. 2025-0192-LWW. On July 17, 2026, the parties informed the Court that they had reached a settlement-in-principle, together with the plaintiffs in In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.), and would submit further status reports, advising the Court of the status of their negotiations regarding attorney’s fees. The settlement is limited to implementation by the Company of certain corporate governance reforms and the Company does not presently expect that the attorney fee awards will be material.
On March 6, 2025, another plaintiff filed a derivative complaint against certain of Bioventus’s current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the Middle District of North Carolina, captioned Hyung v. Reali et al., No. 1:25-cv-00177-CCE-JEP (M.D.N.C.). Like the other derivative cases, the Hyung case asserts violations of Section 14(a) of the Exchange Act, contribution, breaches of fiduciary duties, aiding and abetting, gross mismanagement, waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 13, 2025, the defendants filed a motion to transfer the Hyung case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation, or in the alternative, to dismiss the case. On July 1, 2025, the Court granted the motion to transfer and transferred the Hyung case to the District of Delaware. The plaintiff subsequently filed a notice of appeal of that order to the United States Court of Appeals for the Fourth Circuit on July 16, 2025. On July 25, 2025, the plaintiff filed a joint stipulation to voluntarily dismiss the appeal. On July 8, 2025, the plaintiff filed an amended complaint in the District of Delaware, captioned Hyung v. Reali, et al., No. 1:25-cv-00806-RGA (D. Del.). The defendants filed a motion to dismiss the Hyung case on October 10, 2025. On May 8, 2026, the Court granted the motion to dismiss and dismissed the Hyung case without prejudice.
On June 1, 2026, plaintiff Hyung refiled a derivative complaint against certain of Bioventus’ current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the District of Delaware, captioned Hyung v. Reali, et al., No. 1:26-cv-00635-JCG (D. Del.). Like the prior complaint, which was dismissed, Hyung asserts breaches of fiduciary duties, unjust enrichment, mismanagement, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On July 21, 2026, the defendants filed a motion to stay the case or, in the alternative, to dismiss the complaint. On August 19, 2026, the parties submitted a joint stipulation to stay the proceedings in light of the settlement in principle reached in the In re Bioventus Inc. Stockholder Derivative Litigation, No. 2025-0192-LWW and In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.) cases.
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
On December 9, 2016, the Company entered into an amended and restated license agreement for the exclusive U.S. distribution and commercialization rights of a single injection osteoarthritis (“OA”) product with the supplier of the Company’s single injection OA product for the non-U.S. market. The agreement requires the Company to meet annual minimum purchase requirements and pay royalties on net sales. Royalties related to this agreement totaled $5,049 and $14,401 for the three and nine months ended September 26, 2026, respectively, and $4,781 and $12,963 for the three and nine months ended September 27, 2025, respectively. These royalties are included in cost of sales within the consolidated condensed statements of operations and comprehensive income.
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
From time to time, the Company uses LOCs to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the LOCs reflect the amount of the underlying obligation and are subject to fees payable to the issuers, competitively determined in the marketplace. As of September 26, 2026 and December 31, 2025, the Company had three LOCs outstanding for approximately $1,606 and $2,200, respectively.
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
12. Revenue Recognition
Our policies for recognizing sales have not changed from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company attributes net sales to external customers to the U.S. and to all foreign countries based on the legal entity from which the sale originated. The Company had product sales to one customer totaling $19,954 and $55,152, representing 14.0% and 12.9% of net sales, primarily in the U.S. reporting segment during the three and nine months ended September 26, 2026, respectively. The same customer accounted for product sales of $15,338 and $45,683, representing 11.1% of net sales, during the three and nine months ended September 27, 2025, respectively.

The following table presents the Company’s net sales disaggregated by major business within each segment as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
U.S.
Pain Treatments	$62,929	$59,978	$191,790	$177,100
Surgical Solutions	43,723	44,981	129,849	131,572
Restorative Therapies	17,944	18,355	53,867	53,937
Total U.S. net sales	124,596	123,314	375,506	362,609

International
Pain Treatments	$8,407	$7,198	$24,720	$22,302
Surgical Solutions	6,797	5,188	19,051	16,547
Restorative Therapies	2,642	2,951	8,462	8,729
Total International net sales	17,846	15,337	52,233	47,578

Total net sales	$142,442	$138,651	$427,739	$410,187
Changes in estimates related to the Company’s most significant U.S. rebate liabilities for products shipped in previous periods represented approximately 1.0% and 2.7% of U.S. segment revenue for the three and nine months ended September 26, 2026, respectively, compared with 1.0% and 2.3% for the three and nine months ended September 27, 2025, respectively. For the years ended December 31, 2025 and 2024, such changes represented approximately 1.8% and 1.7% of U.S. segment revenue, respectively.
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

The following table presents segment Adjusted EBITDA reconciled to income before income taxes:

	Three Months Ended September 26, 2026
	U.S.	International	Consolidated
Net sales	$124,596	$17,846	$142,442
Adjusted cost of sales(a)	29,174	6,884
Adjusted selling expense(b)	39,269	3,463
Adjusted marketing expense(b)	5,970	919
Adjusted general and administrative expense(b)	23,396	2,022
Adjusted research and development expense(c)	3,175	3
Adjusted other segment (income) loss(d)	(208)	19
Adjusted EBITDA	23,820	4,536	28,356
Reconciliation to income before taxes:
Interest expense, net			(3,758)
Depreciation and amortization			(10,315)
Shareholder litigation costs			(1)
Equity compensation			(4,756)
Strategic alternatives			(3,625)
Other items(e)			257
Income before income taxes			$6,158

	Three Months Ended September 27, 2025
	U.S.	International	Consolidated
Net sales	$123,314	$15,337	$138,651
Adjusted cost of sales(a)	28,537	5,890
Adjusted selling expense(b)	37,917	2,943
Adjusted marketing expense(b)	6,121	930
Adjusted general and administrative expense(b)	24,401	2,389
Adjusted research and development expense(c)	2,699	4
Adjusted other segment expense(d)	200	16
Adjusted EBITDA	23,439	3,165	26,604
Reconciliation to income before taxes:
Interest expense, net			(6,177)
Depreciation and amortization			(11,403)
Shareholder litigation costs			(14)
Equity compensation			(3,176)
Debt refinancing			(731)
Loss on extinguishment			(326)
Gain on disposal of a business			1
Other items(e)			(108)
Income before income taxes			$4,670

	Nine Months Ended September 26, 2026
	U.S.	International	Consolidated
Net sales	$375,506	$52,233	$427,739
Adjusted cost of sales(a)	85,038	19,902
Adjusted selling expense(b)	116,559	10,177
Adjusted marketing expense(b)	17,907	2,456
Adjusted general and administrative expense(b)	72,928	7,644
Adjusted research and development expense(c)	8,379	4
Adjusted other segment income(d)	(755)	(34)
Adjusted EBITDA	75,450	12,084	87,534
Reconciliation to income before taxes:
Interest expense, net			(12,152)
Depreciation and amortization			(32,465)
Restructuring costs			(39)
Shareholder litigation costs			(42)
Equity compensation			(13,061)
Debt refinancing			(2)
Strategic alternatives			(3,625)
Other items(e)			(165)
Income before income taxes			$25,983

	Nine Months Ended September 27, 2025
	U.S.	International	Consolidated
Net sales	$362,609	$47,578	$410,187
Adjusted cost of sales(a)	82,152	17,797
Adjusted selling expense(b)	109,984	9,362
Adjusted marketing expense(b)	19,089	2,734
Adjusted general and administrative expense(b)	72,509	6,874
Adjusted research and development expense(c)	8,441	25
Adjusted other segment expense(d)	1,465	188
Adjusted EBITDA	68,969	10,598	79,567
Reconciliation to income before income taxes:
Interest expense, net			(21,180)
Depreciation and amortization			(35,317)
Shareholder litigation costs			(50)
Equity compensation			(9,233)
Debt refinancing			(903)
Loss on extinguishment			(326)
Loss on disposal of a business			(81)
Other items(e)			(911)
Income before income taxes			$11,566
(a)Adjusted cost of sales used in calculating segment Adjusted EBITDA excludes depreciation and amortization.
(b)Adjusted selling, general and administrative expense, as used in the calculation of segment Adjusted EBITDA, excludes acquisition-related costs, shareholder litigation costs, certain restructuring charges, asset impairment charges, debt refinancing costs, equity-based compensation expense, costs related to strategic alternatives (including legal and consulting fees incurred in evaluating such alternatives), and other segment-specific items, including costs associated with strategic transactions, such as potential divestitures, and a transformative project to redesign systems and information-processing systems.
(c)Adjusted research and development expense used in calculating segment Adjusted EBITDA excludes depreciation and amortization, and equity-based compensation expense.

(d)Adjusted other segment (income) expense primarily consists of foreign currency transaction and remeasurement gains and losses and other certain nonrecurring items.
(e)During the three and nine months ended September 26, 2026, other items primarily consisted of strategic transaction costs. During the three and nine months ended September 27, 2025, other items primarily consisted of expenses related to the divestiture of the Advanced Rehabilitation Business.
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
The following table sets forth total net sales, net income and Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$142,442	$138,651	$427,739	$410,187
Net income	$6,859	$4,006	$47,010	$9,956
Adjusted EBITDA(a)	$28,356	$26,604	$87,534	$79,567
Income per share of Class A common stock:
Basic	$0.09	$0.05	$0.63	$0.12
Diluted	$0.08	$0.05	$0.60	$0.12
(a)See below under Results of Operations-Adjusted EBITDA for a reconciliation of net income to Adjusted EBITDA.
Significant Developments
During the first, second, and third quarters of 2026, the Company made discretionary prepayments of $22.0 million, $20.0 million, and $15.0 million, respectively, on the 2025 Term Loan, reducing its outstanding long-term debt. These prepayments were funded by strong operating cash flows and resulted in lower interest expense and borrowing costs, while also improving the Company's leverage and other financial metrics.

Results of Operations
For a description of the components of our results of operations, refer to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 10-K.
The following table sets forth components of our consolidated condensed statements of operations as a percentage of net sales for the periods presented:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (includes depreciation & amortization)	31.8%	32.0%	31.4%	31.9%
Gross profit	68.2%	68.0%	68.6%	68.1%
Selling, general and administrative expense	58.3%	56.7%	57.1%	56.4%
Research and development expense	2.4%	2.2%	2.1%	2.2%
Restructuring costs	—%	—%	—%	—%
Depreciation and amortization	0.7%	1.0%	0.7%	1.1%
(Gain) loss on disposals	—%	—%	—%	—%
Operating income	6.8%	8.1%	8.7%	8.4%
The following table presents a reconciliation of net income to Adjusted EBITDA for the periods presented:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$6,859	$4,006	$47,010	$9,956
Interest expense, net	3,758	6,177	12,152	21,180
Income tax (benefit) expense, net	(701)	664	(21,027)	1,610
Depreciation and amortization(a)	10,315	11,403	32,465	35,317
Restructuring costs(b)	—	—	39	—
Equity compensation(c)	4,756	3,176	13,061	9,233
Shareholder litigation costs(d)	1	14	42	50
Debt refinancing(e)	—	731	2	903
Loss on extinguishment(f)	—	326	—	326
(Gain) loss on disposals(g)	—	(1)	—	81
Strategic alternatives(h)	3,625	—	3,625	—
Other items(i)	(257)	108	165	911
Adjusted EBITDA	$28,356	$26,604	$87,534	$79,567
(a)Includes for the three and nine months ended September 26, 2026 and September 27, 2025, respectively, depreciation and amortization of $9.3 million, $10.0 million, $29.2 million, and $30.9 million in cost of sales and $1.1 million, $1.4 million, $3.2 million, and $4.4 million in operating expenses presented in the consolidated condensed statements of operations and comprehensive income.
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
(e)Consisted of third-party fees associated with our 2025 Credit Agreement.
(f)Losses recognized in connection with the refinancing of long-term debt.
(g)Represents the gain or loss on the disposal of the Advanced Rehabilitation Business.
(h)Represents legal and consulting costs incurred in connection with the Company’s review of potential strategic alternatives.

(i)During the third quarter of 2026, $0.4 million of costs previously incurred and recorded within other items during the second quarter of 2026 were reclassified to strategic alternatives when we began presenting such costs as a separate adjustment. Other items during the three and nine months ended September 26, 2026 consisted of individually immaterial items that are not indicative of the Company’s ongoing operating performance.
Other items during the three months ended September 27, 2025 consisted of individually immaterial items that are not indicative of the Company’s ongoing operating performance. Other items during the nine months ended September 27, 2025 primarily consisted of $0.4 million of expenses related to the divestiture of the Advanced Rehabilitation Business, which was completed on December 31, 2024.
Non-GAAP Financial Measures - Adjusted EBITDA
We present Adjusted EBITDA, a non-GAAP financial measure, because we believe it is a useful indicator for management to measure operating performance and for planning purposes, including the preparation of our annual operating budget and financial projections. We believe that Adjusted EBITDA is useful to our investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. We define Adjusted EBITDA as net income before depreciation and amortization, provision for income taxes and interest expense, net, adjusted for the impact of certain cash, non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include strategic transaction costs, such as acquisition and divestiture related costs, certain shareholder litigation costs, impairment of assets, restructuring costs, equity-based compensation expense, debt refinancing, loss on extinguishment of debt, costs related to the review of potential strategic alternatives, and other items. Adjusted EBITDA by segment consists of net sales and costs directly attributable to a segment, as well as an allocation of corporate overhead costs primarily based on a ratio of net sales by segment to total consolidated net sales.
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
Net Sales

	Three Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
U.S.
Pain Treatments	$62,929	$59,978	$2,951	4.9%
Surgical Solutions	43,723	44,981	(1,258)	(2.8%)
Restorative Therapies	17,944	18,355	(411)	(2.2%)
Total U.S. net sales	124,596	123,314	1,282	1.0%

International
Pain Treatments	8,407	7,198	1,209	16.8%
Surgical Solutions	6,797	5,188	1,609	31.0%
Restorative Therapies	2,642	2,951	(309)	(10.5%)
Total International net sales	17,846	15,337	2,509	16.4%

Total net sales	$142,442	$138,651	$3,791	2.7%

U.S.
Net sales increased $1.3 million, or 1.0%, compared to the prior year period, driven by growth in the Pain Treatments portfolio. Net sales from Pain Treatments increased $3.0 million, reflecting 7.6% volume growth driven primarily by our HA product portfolio, partially offset with a 2.8% price decrease as a result of unfavorable channel mix compared to the prior year period. These increases were partially offset by lower net sales in Surgical Solutions and Restorative Therapies. Net sales from Surgical Solutions decreased $1.3 million compared to the prior year period due to a $2.7 million decrease in BGS primarily due to lower volumes, which was partially offset by $1.4 million in Ultrasonics volume growth. Net sales from Restorative Therapies decreased $0.4 million compared to the prior year period due to a decrease in volume for our EXOGEN Bone Stimulation System.
International
Net sales increased $2.5 million, or 16.4%, compared to the prior year period, primarily driven by growth in Ultrasonics resulting from customer upgrades to our latest surgical platform, as well as increased demand for Durolane in direct markets.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
U.S.
Pain Treatments	$191,790	$177,100	$14,690	8.3%
Surgical Solutions	129,849	131,572	(1,723)	(1.3%)
Restorative Therapies	53,867	53,937	(70)	(0.1%)
Total U.S. net sales	375,506	362,609	12,897	3.6%

International
Pain Treatments	24,720	22,302	2,418	10.8%
Surgical Solutions	19,051	16,547	2,504	15.1%
Restorative Therapies	8,462	8,729	(267)	(3.1%)
Total International net sales	52,233	47,578	4,655	9.8%

Total net sales	$427,739	$410,187	$17,552	4.3%
U.S.
Net sales increased $12.9 million, or 3.6%, compared to the prior year period. Net sales from Pain Treatments increased $14.7 million, reflecting 6.2% volume growth led by Durolane. Price increased 2.0% compared to the prior year, largely driven by the $4.2 million rebate change in estimate recorded in the first quarter of 2026 that resulted from the impact of third-party billing process changes. As previously disclosed, during the third quarter of 2025, a large private insurance payer informed us that it had implemented changes to its claims data management and billing systems, which the Company estimated could result in significantly higher rebate claims for our HA viscosupplement products than previously estimated or experienced. During the first quarter of 2026, we received the first deferred rebate billings processed under the payer’s updated billing methodology which were favorable compared to our prior estimates.
Net sales from Surgical Solutions decreased $1.7 million, driven primarily by a $1.1 million and $0.6 million decrease in volume for BGS and Ultrasonics, respectively. Restorative Therapies net sales were consistent with the prior year period.
International
Net sales increased $4.7 million, or 9.8%, compared to the prior year period, primarily driven by growth in Ultrasonics resulting from customer upgrades to our latest surgical platform, as well as increased demand for Durolane in direct markets.

Gross Profit and Gross Margin

	Three Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
U.S.	$86,635	$85,505	$1,130	1.3%
International	10,493	8,724	1,769	20.3%
Total	$97,128	$94,229	$2,899	3.1%

	Three Months Ended
	September 26, 2026	September 27, 2025	Change
U.S.	69.5%	69.3%	0.2%
International	58.8%	56.9%	1.9%
Total	68.2%	68.0%	0.2%
U.S.
Gross profit increased $1.1 million, or 1.3%, compared to the prior year period, driven by higher net sales. Gross margin was consistent with the prior year period.
International
Gross profit increased $1.8 million due to higher sales volumes, while gross margin increased 1.9% compared to the prior year period, primarily reflecting lower amortization expense recognized in cost of sales.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
U.S.	$262,755	$251,691	$11,064	4.4%
International	30,808	27,684	3,124	11.3%
Total	$293,563	$279,375	$14,188	5.1%

	Nine Months Ended
	September 26, 2026	September 27, 2025	Change
U.S.	70.0%	69.4%	0.6%
International	59.0%	58.2%	0.8%
Total	68.6%	68.1%	0.5%
U.S.
Gross profit increased $11.1 million, or 4.4%, compared to the prior year period, driven by revenue growth in Pain Treatments. The gross margin increase of 0.6% was primarily attributable to: (i) a 0.6% favorable impact from lower depreciation and amortization expense; (ii) a 0.4% positive impact from HA products resulting from favorable mix and rebates. These favorable impacts on gross margin were partially offset by unfavorable product mix compared to the prior year period.
International
Gross profit increased $3.1 million, or 11.3%, compared to the prior year period, primarily driven by revenue growth in Pain Treatments and Surgical Solutions. Gross margin increased 0.8% due to lower amortization expense recognized in cost of sales.
Selling, General and Administrative Expense

	Three Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
Selling, general and administrative expense	$82,945	$78,657	$4,288	5.5%
Selling, general and administrative expenses increased $4.3 million, or 5.5%, compared to the prior year period, primarily due to: (i) a $2.3 million increase in professional services costs, including legal expenses, a portion of which was related to the review of potential strategic alternatives; (ii) a $1.5 million increase in stock-based compensation expense; and (iii) a $1.4 million increase in consulting expenses, primarily associated with strategic alternatives activities. These increases were partially offset by a $0.7 million decrease in net compensation-related costs, primarily due to lower bonus expense.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
Selling, general and administrative expense	$244,010	$231,269	$12,741	5.5%
Selling, general and administrative expenses increased $12.7 million, or 5.5%, compared to the prior year period, primarily due to: (i) a $4.0 million increase in professional services costs, including legal expenses, a portion of which related to the review of potential strategic alternatives; (ii) a $3.6 million increase in stock-based compensation expense; (iii) a $2.3 million increase in commission and selling expenses; (iv) a $1.3 million increase in compensation-related costs, primarily driven by higher salaries and wages; and (v) a $1.1 million increase in event and travel-related expenses.
Research and Development Expense

	Three Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
Research and development expense	$3,435	$2,923	$512	17.5%
Research and development expense increased $0.5 million, or 17.5%, compared to the prior year period, primarily due to a $0.3 million increase in salaries and wages and a $0.2 million increase in consulting expenses.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
Research and development expense	$9,075	$9,106	$(31)	(0.3%)
Research and development expense was relatively flat compared to the prior year period, as a $1.0 million decrease in consulting expenses following the completion of certain projects was substantially offset by a $0.7 million increase in salaries and wages and a $0.2 million increase in stock-based compensation expense.
Restructuring Costs
Restructuring costs incurred during the nine months ended September 26, 2026 primarily related to severance costs associated with a restructuring plan initiated in 2025 that focused on the elimination of several positions to optimize our organizational structure.
Depreciation and Amortization

	Three Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
Depreciation and amortization	$1,048	$1,398	$(350)	(25.0%)

	Nine Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
Depreciation and amortization	$3,196	$4,430	$(1,234)	(27.9%)
Depreciation and amortization decreased during the three and nine months ended September 26, 2026 compared to the prior year periods primarily due to certain information technology assets being fully depreciated in 2025.
(Gain) Loss on Disposals
The (gain) loss on disposals during the three and nine months ended September 27, 2025 related to the sale of the Advanced Rehabilitation Business.

Other Expense

	Three Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
Interest expense, net	$3,758	$6,177	$(2,419)	(39.2%)
Loss on extinguishment	—	326	(326)	(100.0%)
Other (income) expense NM = Not Meaningful	(216)	79	(295)	NM
Interest expense, net decreased $2.4 million during the three months ended September 26, 2026 compared to the prior period primarily due to lower debt outstanding and reduced interest rates and applicable margins. Loss on extinguishment of debt recognized during the three months ended September 27, 2025 was directly related to the refinancing of our debt obligations. Other (income) expense during the three months ended September 26, 2026 was primarily attributable to foreign currency fluctuations.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
Interest expense, net	$12,152	$21,180	$(9,028)	(42.6%)
Loss on extinguishment	—	326	(326)	(100.0%)
Other (income) expense	(892)	1,417	(2,309)	(162.9%)
Interest expense, net decreased $9.0 million during the nine months ended September 26, 2026 compared to the prior year period, primarily due to lower debt outstanding and reduced interest rates and applicable margins. Loss on extinguishment of debt recognized during the nine months ended September 27, 2025 was directly related to the refinancing of our debt obligations. Other (income) expense during the nine months ended September 26, 2026 was driven by foreign currency gains, compared to foreign currency losses in the prior year period.
Income Tax (Benefit) Expense, Net

	Three Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
Income tax (benefit) expense, net	$(701)	$664	$(1,365)	(205.6%)
Effective tax rate	(11.4%)	14.2%		(25.6%)

	Nine Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
Income tax (benefit) expense, net	$(21,027)	$1,610	$(22,637)	NM
Effective tax rate	(80.9%)	13.9%		(94.8%)
Our effective tax rate was (11.4%) and (80.9%) for the three and nine months ended September 26, 2026, respectively, compared to 14.2% and 13.9% for the three and nine months ended September 27, 2025, respectively. Our effective tax rates for the three and nine months ended September 26, 2026 were primarily attributable to income tax benefits of $2,288 and $26,927, respectively, recognized in connection with valuation allowance releases. The prior year effective tax rates reflected income earned in foreign jurisdictions, partially offset, in the case of the nine months ended September 27, 2025, by the release of certain reserves for uncertain tax positions.
Noncontrolling Interest
Subsequent to the IPO and related transactions, we became the sole managing member of BV LLC, holding ownership interests of 81.3% and 81.0% as of September 26, 2026 and December 31, 2025, respectively. We consolidate BV LLC’s financial statements as we have both a majority economic interest and sole voting control over BV LLC. The portion of BV LLC not owned by us—18.7% as of September 26, 2026—is reflected as a noncontrolling interest, representing the share of BV LLC owned by the Continuing LLC Owner. Period-over-period changes in noncontrolling interest reflect the allocation of net income or loss attributable to the Continuing LLC Owner.

Segment Adjusted EBITDA

	Three Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
U.S.	$23,820	$23,439	$381	1.6%
International	$4,536	$3,165	$1,371	43.3%
U.S.
Adjusted EBITDA increased $0.4 million, or 1.6%, compared to the prior year period. This increase was primarily attributable to higher gross profit, partially offset by higher selling, general and administrative expenses.
International
Adjusted EBITDA increased $1.4 million, or 43.3%, compared to the prior year period, primarily driven by higher gross profit resulting from increased sales volume.

	Nine Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
U.S.	$75,450	$68,969	$6,481	9.4%
International	$12,084	$10,598	$1,486	14.0%
U.S.
Adjusted EBITDA increased $6.5 million, or 9.4%, compared to the prior year period, primarily due to higher gross profit driven by increased sales volumes, favorable rebates, and favorable foreign currency movements. These improvements were partially offset by higher commission and selling expenses, compensation-related expenses, and professional fees.
International
Adjusted EBITDA increased $1.5 million, or 14.0%, compared to the prior year period, primarily due to higher gross profit driven by increased sales, partially offset with higher selling expenses.
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
The five-year 2025 Revolver includes an initial annual commitment fee of 0.30%, calculated based on the average daily amount of the available revolving commitment, which includes revolving and swingline loans as well as letters of credit (“LOC”). The commitment fee is payable quarterly in arrears on the last day of each calendar quarter and at maturity. The commitment fee rate is subject to adjustment based on our leverage ratio. Swingline loans are available as base rate option loans and LOCs are limited to $7.5 million under the 2025 Credit Agreement.
On each of March 31, 2026, June 30, 2026, and September 30, 2026, we made our scheduled principal payments of $3.8 million on the 2025 Term Loan. In addition, during the first, second, and third quarters of 2026, we made discretionary prepayments of $22.0 million, $20.0 million, and $15.0 million, respectively, on the 2025 Term Loan. These prepayments were made to reduce future interest expense, and we believe the prepayments align with our capital optimization strategy and liquidity objectives.

As of September 26, 2026, we had $98.4 million of available borrowing capacity under the 2025 Revolver, net of $1.6 million in outstanding LOCs. This availability, combined with our existing cash balances and expected cash flows from operations, provides us with sufficient liquidity to meet our near-term obligations and supports our ongoing operations for the next twelve months.
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
Future Cash Requirements
The following table summarizes material changes to our estimated future cash requirements associated with debt and related obligations as of September 26, 2026:

	Remainder of 2026	Thereafter	Total
Long-term debt(a)	$7,500	$224,250	$231,750
Interest payments on long-term debt obligations(a)	4,147	50,919	55,066
	$11,647	$275,169	$286,816
(a)Refer to Item 1. Financial Statements—Notes to the Unaudited Consolidated Condensed Financial Statements—Note 4. Financial Instruments in this report for further information regarding our long-term debt obligations.
Other than the above changes to debt and related obligations, there have been no material changes to our estimated future cash requirements as disclosed in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 10-K.
We enter into contracts in the ordinary course of business with various third parties for development, collaboration and other services. These agreements generally include provisions allowing for termination upon notice. In the event of cancellation, payments typically consist of amounts due for services rendered or expenses incurred through the termination date, including non-cancellable obligations of our service providers. Certain agreements also contain contingent provisions that may require payment upon the occurrence of specified events. For additional information regarding commitments and contingencies, refer to Item 1. Financial Statements—Notes to the Unaudited Consolidated Condensed Financial Statements—Note 11. Commitments and Contingencies.
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
The 2025 Credit Agreement also contains financial covenants including a maximum consolidated total net leverage ratio of 3.50 to 1.00. We may elect to increase such ratio level by 0.50 to 1.00 following certain permitted acquisitions. A minimum interest coverage ratio of 2.50 to 1.00 must also be maintained. The 2025 Revolver also includes standard provisions related to conditions of borrowing and customary events of default. We were in compliance with the financial covenants under the 2025 Credit Agreement as of September 26, 2026. We do not expect any of these covenants or restrictions to affect or limit our ability to conduct business in the ordinary course.
During the nine months ended September 26, 2026, we made total principal payments of $64.5 million on the 2025 Term Loan, consisting of two scheduled quarterly payments of $3.75 million and three discretionary payments totaling $57.0 million. As of September 26, 2026, we had an outstanding balance of $229.8 million under the 2025 Term Loan, net of original issue discount and deferred financing costs.
Refer to Item 1. Financial Statements—Notes to the Unaudited Consolidated Condensed Financial Statements—Note 4. Financial Instruments for further details on the Company’s indebtedness.
Other
For information regarding Commitments and Contingencies, refer to Item 1. Financial Statements—Notes to the Unaudited Consolidated Condensed Financial Statements—Note 11. Commitments and Contingencies of this Quarterly Report on Form 10-Q.
Information Regarding Cash Flows
Cash and cash equivalents as of September 26, 2026 totaled $30.7 million, compared to $51.2 million as of December 31, 2025. The change in cash was primarily due to the following:

	Nine Months Ended		Change
(in thousands, except for percentage)	September 26, 2026	September 27, 2025	$	%
Net cash from operating activities	$49,465	$36,705	$12,760	34.8%
Net cash from investing activities	(4,868)	(2,668)	(2,200)	82.5%
Net cash from financing activities	(64,159)	(33,693)	(30,466)	90.4%
Effect of exchange rate changes on cash	(967)	238	(1,205)	NM
Net change in cash, cash equivalents	$(20,529)	$582	$(21,111)	NM
Operating Activities
Net cash inflows from operating activities increased by $12.8 million compared to the prior year period, primarily reflecting lower interest payments due to reduced debt levels and favorable interest rates, as well as decreases in bonus payments, partially offset with higher compensation-related costs. Net income for the nine months ended September 26, 2026 included a noncash income tax benefit associated with the partial release of our valuation allowance, which did not increase net cash inflows from operating activities.
Investing Activities
Net cash outflows from investing activities increased to $4.9 million for the nine months ended September 26, 2026, from $2.7 million for the nine months ended September 27, 2025. The increase was primarily attributable to $1.5 million for the purchase of distribution rights and $1.5 million for the purchase of equity investments in 2026. Capital expenditures were comparable between periods at $1.9 million in 2026 and $2.0 million in 2025 and primarily consisted of information technology investments. In addition, 2025 included a $0.7 million working capital settlement related to the sale of the Advanced Rehabilitation Business.

Financing Activities
Net cash outflows from financing activities were $64.2 million for the nine months ended September 26, 2026, primarily reflecting $64.5 million of long-term debt repayments. Net cash used in financing activities was $33.7 million for the nine months ended September 27, 2025, consisting of: (i) $39.9 million of net cash outflows related to the refinancing of our long-term debt obligations, including borrowings under the 2025 Credit Agreement, principal repayments and related financing costs; and (ii) $19.8 million of contingent consideration payments related to a prior acquisition. These financing cash outflows were partially offset by $25.0 million of net borrowings under our former revolving credit facility.
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
Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) as of September 26, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q). Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 9, 2024, another plaintiff filed a derivative shareholder lawsuit against certain of the Company’s current and former directors and officers, (in which the Company is a nominal defendant), in the United States District Court for the District of Delaware, Sanderson, on behalf of Bioventus Inc., v. Reali, et al., No. 1:24-cv-00180-RGA (D. Del.). Like the Grogan case, this case asserts violations of Section 10(b) of the Exchange Act, breaches of fiduciary duties and related state law claims, and a claim for contribution, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 1, 2024, the parties filed a stipulation to consolidate the Sanderson and Grogan derivative matters and stay them on terms similar to those entered in the Grogan case. On May 2, 2024, the Court granted the stipulation and ordered the consolidation of the Sanderson and Grogan cases, captioned In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.). The Court also stayed the consolidated case. Following resolution of the Ciarciello case, on December 30, 2024, the plaintiffs in the consolidated case filed an amended complaint asserting the same claims as in the Grogan case against certain of the Company’s current and former directors and officers. On January 6, 2025, the Court entered a scheduling order, under which the defendants had until March 3, 2025 to file a motion to dismiss the amended complaint. On February 21, 2025, the parties submitted a joint stipulation to stay the proceedings to allow the parties time to negotiate a settlement. On April 22, 2025, June 23, 2025, October 24, 2025, December 23, 2025, February 3, 2026, and April 1, 2026, the parties submitted status updates requesting more time to continue their settlement discussions. On July 17, 2026, the parties informed the Court that they had reached a settlement-in-principle and would submit further status reports, advising the Court of the status of their negotiations regarding attorney’s fees. The settlement is limited to implementation by the Company of certain corporate governance reforms and the Company does not presently expect that the attorney fee awards will be material.
On July 31, 2024, another plaintiff filed a derivative complaint against certain of the Company’s current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the Middle District of North Carolina, captioned Vince, on behalf of Bioventus Inc. v. Reali et al., No. 1:24-cv-00639-CCE-JEP (M.D.N.C.). Like the Grogan case, the Vince case asserts violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, contribution, and waste and generally alleges the same purported misconduct as alleged in the Ciarciello case. On November 11, 2024, the defendants filed a motion to transfer the Vince case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation. On January 14, 2025, the Court granted the motion and transferred the Vince case to the District of Delaware. On February 14, 2025, the plaintiff requested voluntary dismissal of the Vince case without prejudice and the Court granted the request that same day.

On February 20, 2025, plaintiff Vince refiled a derivative complaint against certain of Bioventus’ current and former officers and directors, (in which the Company is a nominal defendant), in the Delaware Court of Chancery, captioned Vince, on behalf of Bioventus Inc. v. Reali et al., No. 2025-0192-LWW (Del. Ch.). Like the prior complaint, which he voluntarily dismissed, Vince asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On March 24, 2025, the defendants filed a motion to dismiss the complaint, or in the alternative, to stay the case.
On February 26, 2025, another plaintiff filed a derivative complaint against certain of Bioventus’s current and former officers and directors, (in which the Company is a nominal defendant), in the Delaware Court of Chancery, captioned Bouchereau, on behalf of Bioventus Inc. v. Reali et al., No. 2025-0214-BWD (Del. Ch.). The complaint is nearly identical to the Vince complaint and asserts breaches of fiduciary duties, unjust enrichment, contribution, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On April 2, 2026, the parties filed a stipulation to consolidate the Vince and Bouchereau derivative matters, which the Court granted that same day and captioned the consolidated action In re Bioventus Inc. Stockholder Derivative Litigation, No. 2025-0192-LWW. On July 17, 2026, the parties informed the Court that they had reached a settlement-in-principle, together with the plaintiffs in In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.), and would submit further status reports, advising the Court of the status of their negotiations regarding attorney’s fees. The settlement is limited to implementation by the Company of certain corporate governance reforms and the Company does not presently expect that the attorney fee awards will be material.
On March 6, 2025, another plaintiff filed a derivative complaint against certain of Bioventus’s current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the Middle District of North Carolina, captioned Hyung v. Reali et al., No. 1:25-cv-00177-CCE-JEP (M.D.N.C.). Like the other derivative cases, the Hyung case asserts violations of Section 14(a) of the Exchange Act, contribution, breaches of fiduciary duties, aiding and abetting, gross mismanagement, waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On May 13, 2025, the defendants filed a motion to transfer the Hyung case to the United States District Court for the District of Delaware, pursuant to the forum selection clause in Bioventus’s certificate of incorporation, or in the alternative, to dismiss the case. On July 1, 2025, the Court granted the motion to transfer and transferred the Hyung case to the District of Delaware. The plaintiff subsequently filed a notice of appeal of that order to the United States Court of Appeals for the Fourth Circuit on July 16, 2025. On July 25, 2025, the plaintiff filed a joint stipulation to voluntarily dismiss the appeal. On July 8, 2025, the plaintiff filed an amended complaint in the District of Delaware, captioned Hyung v. Reali, et al., No. 1:25-cv-00806-RGA (D. Del.). The defendants filed a motion to dismiss the Hyung case on October 10, 2025. On May 8, 2026, the Court granted the motion to dismiss and dismissed the Hyung case without prejudice.
On June 1, 2026, plaintiff Hyung refiled a derivative complaint against certain of Bioventus’ current and former officers and directors, (in which the Company is a nominal defendant), in the United States District Court for the District of Delaware, captioned Hyung v. Reali, et al., No. 1:26-cv-00635-JCG (D. Del.). Like the prior complaint, which was dismissed, Hyung asserts breaches of fiduciary duties, unjust enrichment, mismanagement, and waste, and generally alleges the same purported misconduct as alleged in the Ciarciello case. On July 21, 2026, the defendants filed a motion to stay the case or, in the alternative, to dismiss the complaint. On August 19, 2026, the parties submitted a joint stipulation to stay the proceedings in light of the settlement in principle reached in the In re Bioventus Inc. Stockholder Derivative Litigation, No. 2025-0192-LWW and In re Bioventus Inc. Derivative Litigation, No.: 1:23-cv-01099-RGA (D. Del.) cases.
The Company believes the claims alleged in the above actions, including the pending derivative matters, lack merit and intends to defend itself vigorously. Except as described above, the outcomes of these matters are not presently determinable, and any loss is neither probable nor reasonably estimable.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading Risk Factors included in our 2025 10-K, as updated by our subsequent Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our 2025 10-K and Quarterly Report on Form 10-Q for the quarter ended June 27, 2026.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
(a)None.
(b)None.
(c)None.

Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Insider Trading Arrangements
During the quarter ended September 26, 2026, none of our directors or officers (as defined in Rule 16a-1 (f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
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

BIOVENTUS INC.

November 2, 2026	/s/ Mark L. Singleton
Date	Mark L. Singleton
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)